Form 10-K
period 2007-12-31
SXC Health Solutions Corp.
filed 2008-03-17
CIK 1363851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

SXC HEALTH SOLUTIONS CORP.
(Exact name of registrant as specified in its charter)

Yukon Territory	000-52073	75-2578509
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

2441 Warrenville Road, Suite 610, Lisle, Illinois 60532-3642
(Address of principal executive offices, zip code)
Registrant’s phone number, including area code (800) 282-3232

Title of each class	Name of Each Exchange on Which Registered

Common Stock	NASDAQ Global Market Toronto Stock Exchange

Securities registered pursuant to 12(b) of the Act: Common Stock, no par value
Securities registered pursuant to 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2007 was $575,851,890 based on the closing price of $28.77 as reported on the then NASDAQ Global Market. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates.

As of February 29, 2008, there were 20,994,108 shares outstanding of the Registrant’s no par value common stock.

		Page

PART I
Item 1.	Business	4
Item 1A.	Risk Factors	17
Item 1B.	Unresolved Staff Comments	29
Item 2.	Properties	29
Item 3.	Legal Proceedings	30
Item 4.	Submission of matters For a Vote of Security Holders	30

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	30
Item 6.	Selected Financial Data	33
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	49
Item 8.	Financial Statements and Supplementary Data	51
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	78
Item 9A.	Controls and Procedures	78
Item 9B.	Other Information	78

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	78
Item 11.	Executive Compensation	82
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	100
Item 13.	Certain Relationships and Related Transactions, and Director Independence	101
Item 14.	Principal Accountant Fees and Services	101

PART IV
Item 15.	Exhibits and Financial Statement Schedules	102
Signatures		105
Certificate of Amalgamation
Certificate of Continuance
Bylaws
Specimen of Common Stock Certificate
Lease Agreement
Memorandum and Amendment
Commencement Date Memorandum
Office Lease Agreement
First Amendment to Multi-Tenant Agreement
Second Amendment to Multi-Tenant Agreement
Agreement of Lease
Amendment
Second Amendment
Employment Agreement
Employment Agreement
Employment Agreement
Employment Agreement
Employment Agreement
Employment Agreement
Employment Agreement
Form of Stock Option Agreement
Empoloyment Agreement
Employment Agreement
List of Subsidiaries
Consent
Certification
Certification
Certification
Certification

Special Note Regarding Forward Looking Statements

This Form 10-K contains certain forward-looking statements, including without limitation, statements concerning SXC Health Solutions Corp.’s operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are developed by combining currently available information with SXC Health Solutions Corp.’s beliefs and assumptions and are generally identified by the words “believe,” “expect,” “anticipate” and other similar expressions. Forward-looking statements do not guarantee future performance, which may be materially different from that expressed in, or implied by, any such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

These forward-looking statements are based largely on SXC Health Solutions Corp.’s current expectations and are subject to a number of risks and uncertainties, including, without limitation, those identified under “Risk Factors” and elsewhere in this Form 10-K, including the documents incorporated by reference. Actual results could differ materially from results referred to in the forward-looking statements. In addition, important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in SXC Health Solutions Corp.’s business or growth strategy or an inability to execute its strategy due to changes in its industry or the economy generally. In light of these risks and uncertainties, there can be no assurances that the results referred to in the forward-looking statements contained in this Form 10-K will in fact occur. SXC Health Solutions Corp. undertakes no obligation to, and expressly disclaims any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, changes to future results over time or otherwise.

PART I

THE COMPANY

ITEM 1.	BUSINESS

The following description of our business should be read in conjunction with the information included elsewhere in this Form 10-K for the year ended December 31, 2007. This description contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Form 10-K. References in this Form 10-K to “we,” “our,” “us,” or the “Company,” refer to SXC Health Solutions Corp.

OVERVIEW

SXC Health Solutions Corp. (the “Company”) is a leading provider of pharmacy benefit management (PBM) services and healthcare IT solutions to the healthcare benefit management industry. The Company’s product offerings and solutions combine a wide range of PBM software applications, application service provider (ASP) processing and pharmacy benefit management services, and professional services designed for many of the largest organizations in the pharmaceutical supply chain, such as pharmacy benefit managers, managed care organizations, self-insured employer groups, retail pharmacy chains, and state and federal government entities. The Company’s solutions are available on a license basis with on-going maintenance and support or on a transaction fee basis using an ASP model. The Company’s payer customers include over 70 Managed Care Organizations, Blue Cross Blue Shield organizations, government agencies, employers and intermediaries such as PBM’s. The Company’s provider customers include over 1,400 independent, regional chain, institutional, and mail-order pharmacies. The solutions offered by the Company’s services assist both payers and providers in managing the complexity and reducing the cost of their prescription drug programs and dispensing activities.

Effective June 27, 2007, the Company changed its name to SXC Health Solutions Corp. (formerly Systems Xcellence Inc.) and was continued under the Business Corporations Act (Yukon). Shareholders approved the name change and the continuance at the annual and special meeting of shareholders held May 12, 2007. The Company’s principal executive offices are located at 2441 Warrenville Road, Suite 610, Lisle, Illinois 60532. The Company’s telephone number is 800-282-3232.

The Company conducts business in both the United States and Canada. For the years ended December 31, 2007, 2006 and 2005, the Company recognized revenues of $89.2 million, $78.7 million and $53.0 million, respectively, from the United States. Revenues from Canada for the same periods were $3.9 million, $2.2 million and $1.1 million, respectively.

On February 26, 2008, the Company announced that it had entered into a definitive agreement to acquire National Medical Health Card Systems, Inc. (“NMHC”). Pursuant to the merger agreement, Comet Merger Corporation, a newly-formed, wholly-owned subsidiary of the Company, has agreed to commence an exchange offer to acquire all of the outstanding shares of common stock of NMHC. The purchase price will be funded with a combination of cash and the Company’s stock, resulting in an estimated transaction value of, as of February 25, 2008, $143 million, or $11.00 per common and convertible preferred share of NMHC. The boards of directors of both companies have unanimously approved the transaction. In addition, NMHC’s majority shareholders, representing approximately 55% of the total NMHC shares outstanding on an as-converted basis, have agreed to tender their shares into the offer, pursuant to the terms of stockholder agreements entered into in connection with the execution of the merger agreement.

The acquisition is expected to close in the second quarter of 2008, and is subject to various closing conditions, including a requisite number of shares of NMHC common stock being tendered into the offer, the Company obtaining financing pursuant to a commitment letter and regulatory approvals.

Pursuant to the merger agreement, NMHC stockholders will receive $7.70 in cash and 0.217 shares of the Company’s common stock for each share of NMHC common stock tendered into the offer. The amount of Company common stock to be exchanged for each share of NMHC common stock tendered in the offer is fixed at 0.217, and therefore will not change based on fluctuations or changes in the market price of either companies’ stock. The Company will issue approximately 2.9 million shares of its common stock for the transaction to be completed. In addition, the Company intends to finance a portion of the purchase price through a new $48.0 million secured term loan and a $10.0 million secured revolving credit facility.

The Company’s Internet website is www.sxc.com. It will make available free of charge on or through the website the annual report on Form 10-K, future quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. This reference to the Company’s website is for the convenience of shareholders as required by the SEC and shall not be deemed to incorporate any information on the website into this Form 10-K or other filings with the SEC. The Company will also make available all financial reports filed in accordance with Canadian GAAP with SEDAR through its website.

Products, Solutions and Services

The Company’s solutions address the challenges faced by the two primary participants in the pharmaceutical supply chain: payers and providers. The Company provides comprehensive pharmacy benefit management systems and services, pharmacy practice management systems and related prescription fulfillment services. The Company believes it is unique in that it can deploy its solutions as:

•	informedRx® — Pharmacy Benefit Management (PBM) services such as pharmacy network management can be provided to the Company’s customers using the Company’s own system software and services;

•	web-enabled technology — the Company provides on-line transaction processing solutions through web-enabled, real-time transaction processing technology;

•	ASP processing — solutions can be “rented” on a transaction or subscription basis from the Company’s data centers in Lisle, Illinois and Scottsdale, Arizona;

•	software solutions — licensed software products can be sold in addition to systems implementation and consulting services and maintenance;

•	custom applications — the Company’s base technology can be coupled with its software development and systems integration services.

Payer Products and Services Offered by the Company

Pharmacy Benefit Management (PBM) Services — informedRx

The Company’s informedRx offering is a broad suite of à la carte pharmacy benefit management services that provide a flexible and cost-effective alternative to traditional PBM offerings typically employed by health plans, government agencies and employers. The Company provides a broad range of pharmacy spend management solutions and information technology capabilities. Its product offerings and solutions combine a wide range of PBM software applications, application service provider (ASP) processing services, and professional services designed for many of the largest organizations in the pharmaceutical supply chain, such as pharmacy benefit managers, managed care organizations, self-insured employer groups, retail pharmacy chains, and state and federal government entities. The Company’s clients have gained increased control of their pharmacy benefit dollars and maximized cost control and quality of care through a full range of pharmacy spend management services, including:

Formulary Administration  — Fully support clients’ existing formularies and preferred drug lists or collaborate to create best-in-class models supported by formulary predictive modeling and impact analysis. Pharmacist, physician and member-focused intervention protocols provide quality controls to drive generics, preferred drug products and appropriate use. As an independent provider, we have no hidden agendas relative to promoting products to our clients. Formularies are administered based on specific plan designs, or by enabling clients with the tools to maintain their own custom formularies online.

Benefit Plan Design and Management — Accommodate any plan design option required and will support an unlimited number of benefit design variations. The Company provides benefit design configuration support to clients, in accordance with mutually developed processes. Benefit designs can be modified online, in real time, by the Company or by the client’s staff.

Pharmacy Network Management — A wide range of retail network options, including supporting existing networks or assisting clients in developing proprietary networks that meet specific geographic access requirements, desired price discounts, or other service requirements. A proprietary national retail network, which consists of more than 56,000 pharmacies in all 50 states and in Puerto Rico, Guam and the Virgin Islands, provides excellent access to the Company’s clients.

Drug Utilization Review — Pre-dispensing DUR edit checks are performed on an online, real-time basis between mail and retail pharmacies. All prescriptions are checked for participant eligibility and plan design features and are then compared against previous histories of prescriptions filled by the same pharmacy, by other participating retail network pharmacies and by the mail service pharmacy.

Clinical Services and Consulting — Consultative and technical expertise to augment, develop, deploy and support any additional clinical programs. Clients also have the option of using the Company’s clinical programs, which incorporate complete prescription drug information to reduce the growth rate of prescription drug costs and increase the quality of care and member safety. A unique approach to managing the prescription drug benefit goes beyond price and product and focuses on utilization. The Company offers a comprehensive clinical management strategy that addresses potential fraud and abuse, compliance and utilization management, to drive the highest quality of care, with potential ingredient cost savings.

Reporting and Information Analysis Solutions — Providing two main levels of reporting: A standard reporting package (which includes a large menu of unique reports), and an online analytical decision support tool, RxTRACK®, designed to meet and exceed the Company’s clients’ expectations.

Mail Services/Specialty Pharmacy — Preferred relationships with specialty/mail program providers and can interface with any existing provider. The Company provides an approach and philosophy which are consistent with retail, mail service and specialty providers by assisting the Company’s clients in contracting for these services on an exclusive or open participation basis.

Web Services — A suite of Web Services that enables clients to interact with the claims processing system using a standardized protocol in a secure environment. This method of access provides the Company’s clients with the freedom to build products, tools and reports that utilize SXC data throughout their enterprises. Once the raw data is in house, it can be used by the client as appropriate, thus providing far greater flexibility and return on investment. A member Web site, RxPORTALtm, invites members to learn more about their prescription benefit programs, medication histories, drug information and related industry news. This site can be customized with a client’s logo and name, links to the organization’s Internet home site, and up-to-date news bulletins about the organization.

Technology Products and Services

RxCLAIM® is an on-line transaction processing system designed to provide instant on-line adjudication of third-party prescription drug claims at the point of service, including trouble-free claims management and cost-effective review, as well as payment and billing support and real-time functionality for updating benefit, price, member, provider and drug details. RxCLAIM is designed to provide the Company’s customers with automation efficiencies, flexibility and control by facilitating the real-time processing of pharmacy claims and payments against eligibility, plan benefits, formularies, price, drug utilization review, prior authorization and rebates in addition to many other features.

Other payer products

•	RxTRACK® is a data warehouse and analysis system that delivers information to the desktop of health benefit plan providers, facilitating on-line analytical processing.

•	RxMAX® is a rebate management system that is designed to assist health plans in managing their relationships with pharmaceutical manufacturers through contract management, record keeping, calculating market share, and creating billing details and summaries.

•	RxSERVER® functions as a transaction exchange utility for the collection, control and sharing of prescription information between pharmacies within a participating group.

•	RxPORTALtm and member web services comprise the Company’s Internet solutions for pharmacy benefit management. Both allow customers to interact with the RxCLAIM set-up in a secure environment, but in different manners depending on their specific needs and resources.

Provider Products and Services Offered by the Company

HBS Retail Pharmacy Management System

The HBS Retail Pharmacy Management System (“RPMS”) is designed to save time by minimizing keystrokes and eliminating manual calculations for quick response in a fast paced retail pharmacy environment. For commonly owned groups of pharmacies, the HBS Common Profile System offers all the features of the RPMS in addition to the ability to centralize the administration of all stores through a single central processing unit. The HBS Chain-Host System is designed for multi-site pharmacies that have a need to share central database information. In addition, HBS provides pharmacy management systems for institutional and mail-order pharmacies as well as a complete suite of services ranging from customer support and training, third-party data, hardware and technical support.

RxEXPRESS®

RxEXPRESS is a pharmacy practice management application that provides information processing and workflow solutions supporting primarily mail-order, managed care and high volume central fill pharmacies. RxEXPRESS provides pharmacy services, such as patient refill orders, patient compliance and patient profile applications, electronic prescribing and refill authorizations, pharmacy website hosting and interfaces and complete mail service, out-patient pharmacy management inventory control and pricing management. The system also provides workflow control, clinical analysis, third-party payment and administrative services support.

The Industry

The Company believes the key market factors that influence spending on information technology solutions and services by participants in the pharmaceutical supply chain are the amount spent on prescription drugs and the associated volume of prescription drugs dispensed and insurance claims processed each year. According to IMS Health (“IMS”), approximately 3.7 billion pharmacy prescriptions were written and filled in the United States during 2006 — representing a retail value in excess of $270 billion. Based on the factors described below, the Company expects drug utilization rates to continue to rise in the future. The Company estimates that the current market opportunity for its information technology and services in its industry approximates $4.5 billion annually, and is growing at a rate in excess of the drug utilization rate alone due to the following factors:

Aging population.  According to the US Census Bureau, the US population is expected to age rapidly through 2030, when 19.5% of the population will be over the age of 65, compared to 12.0% in 2000. Older Americans require more medications than their younger counterparts — often 20 to 40 prescriptions annually, according to the Centers for Medicare and Medicaid Services (“CMS”). The increase in prescriptions due to an aging population is expected to drive demand for senior-focused clinical programs and benefit plans, as well as information technology decision support tools to facilitate on-line analytical assessment of specific population trends, which will address the pharmacy benefit management needs of an aging population.

Rising drug prices.  According to the NACDS, the average prescription price in the US was $68.26 in 2006, a 5.0% increase over 2005, the average brand name prescription was $111.02 in 2006, a 9.2% increase over 2005, and the average generic drug prescription was $32.23 in 2006, a 8.1% increase over 2005. Industry solutions to counter rising drug prices include supporting clinical programs that help promote generic and clinically equivalent, lower-cost preferred drug products, utilization management programs, such as prior authorization and step-therapy, to help ensure that patients who can benefit from therapies are identified and that cost-effective treatment is encouraged, and tools to identify clinically appropriate, cost-saving opportunities.

Growth of “me too” and “life-style” drugs.  Another contributing factor to rising drug costs, and part of the challenge payer customers face today, is making coverage decisions for new, higher-cost brand name drugs including what are known as “me too” and “life-style” drugs. “Life-style drugs”, such as allergy, acid reflux, depression, erectile dysfunction and weight control medication and “me too” drugs that are modified versions of existing brand drugs that typically offer little in terms of new clinical benefit, require focused but flexible plan management. The popularity of these drugs is expected to drive pharmaceutical supply chain solutions that include flexible benefit programs that balance a member’s desires and prudent cost control in order to ensure safe, effective and appropriate drug use.

Direct-to-consumer advertising.  According to IMS, pharmaceutical manufacturers spent over $11.9 billion in sales and marketing related activities in 2004, much of it devoted to “life-style” drugs. The Company believes that the rapid increase in direct-to-consumer advertising for prescription drugs has had a significant impact on drug spending and prescribing. According to IMS, spending on direct-to-consumer advertising, typically to advertise newer, higher-priced drugs, was 15 times greater in 2004 than in 1994. Pharmaceutical benefit management program solutions help to ensure appropriate drug use, and real-time web-based tools provide consumers easy access to plan-specific drug cost, quality and safety information to help identify lower cost clinically equivalent alternatives.

Shortage of registered pharmacists.  According to the NACDS, the US labour pool for pharmacists has failed to keep pace with the growth of prescription drug use. There are currently over 4,000 openings for pharmacists in the retail pharmacy chain industry, and between 2004 and 2010, the supply of community pharmacists is expected to increase only 7.8% compared to an estimated 27% increase in the number of prescriptions dispensed. The Company expects that the shortage of pharmacists and the increased volume of prescriptions will continue to increase demand for information technology solutions that improve workflow and promote efficient pharmacy operations.

Medicare Part D.  The Company believes that the introduction of the Medicare Part D outpatient prescription drug benefit is the most significant recent development affecting prescription drug coverage in the US. Medicare Part D is a program that subsidizes the costs of prescription drugs for Medicare beneficiaries. According to CMS, as of May 2006, over

37 million new beneficiaries have enrolled for coverage under the Medicare Part D prescription drug plan which became effective on January 1, 2006. Generally, Medicare Part D beneficiaries represent an older demographic of the population with a higher utilization rate of prescription drugs, thereby increasing the transactions processed. In addition to standard drug benefits, participating drug programs have offered a wide variety of benefit plans. While CMS is currently utilizing technical standards and processes that are already in common use in the pharmacy claims industry, the Company believes that significant new functionality will be needed to meet the future demands of this program. Medicare Part D has impacted the demand for Pharmacy Benefit Management as well as information technology as the Company’s customers were required to update their systems, and the Company believes they will continue to require support to maintain these systems.

Competition

The Company competes with numerous companies that provide the same or similar services. Our competitors include three large publicly traded companies to several small and privately owned companies which compete for a significant part of the market. The principal competitive factors are quality of service, scope of available services and price. The ability to be competitive is influenced by the Company’s ability to negotiate prices with pharmacies and drug manufacturers. Some of the Company’s competitors have been in existence for longer periods of time and are better established. Some of them also have broader public recognition, substantially greater financial and marketing resources, and more experienced management. In addition, some of the Company’s customers and potential customers may find it desirable to perform for themselves those services now being rendered by the Company.

The Company’s ability to attract and retain customers is substantially dependent on its capability to provide competitive pricing, efficient and accurate claims management, utilization review services and related reporting, and consulting services.

The pharmaceutical supply chain market requires solutions which address the unique needs of each constituent in the supply chain. The Company’s payer and provider customers require robust and scaleable technical solutions as well as the ability to ensure cost efficiency for themselves and their customers. The Company’s product offerings include a wide range of pharmacy benefit management services and software products for managing prescription drug programs and for drug prescribing and dispensing. The Company’s payer suite of products includes a wide range of pharmacy benefits management and claims adjudication systems as well as informedRx, the Company’s suite of pharmacy benefit management services. The Company’s provider suite of products includes pharmacy practice management systems, point-of-sale applications and related prescription fulfillment services, which can be integrated with other pharmacy and patient management systems for full enterprise-wide control.

Competitive Strengths

The Company believes that the following competitive strengths are the keys to its success:

•	Flexible service offering and customer choice: The Company believes a key differentiator between itself and its competitors is not only its ability to provide innovative PBM services, but also to deliver these services on an à la carte basis with transparent pricing. The Company’s informedRx suite offers the flexibility of broad product choice along the entire pharmacy benefit management continuum, enabling enhanced customer control, solutions tailored to the Company’s customer’s specific requirements, and transparent pricing. The market for the Company’s products is divided between large customers that have the sophisticated technology infrastructure and staff required to operate a 24-hour data center and other customers that are not able or willing to operate these sophisticated systems. The Company’s business model allows customers to either license the Company’s products and operate the Company’s systems themselves (with or without significant customization, consulting and systems implementation services from the Company), or to rent the Company’s systems’ capabilities on a fee per transaction or subscription basis through ASP processing from the Company’s data center.

•	Leading technology and platform: The Company’s technology is robust, scaleable and web-enabled. The Company’s payer offerings supported over 400 million transactions in 2007, efficiently and in real-time. The Company’s platform is able to instantly cross-check multiple processes, such as reviewing claim eligibility, adverse drug reaction and properly calculating member, pharmacy and payer payments. As the Company’s technology is built on flexible, database-driven rule sets and broad functionality applicable for most any book of business, the Company believes it has one of the most comprehensive claims processing platforms in the market. This allows the Company to provide more comprehensive pharmacy benefits management services through informedRx by offering the Company’s customers a selection of what services they would like the Company to perform versus requiring them to accept a one-size-fits-all solution. The Company believes this à la carte offering is a key differentiator from its competitors.

The Company’s provider solutions have been built to address the cost conscious independent, institutional and chain retail pharmacy marketplace. The Company’s offerings offer features and functionality available to larger chains at a cost effective price. By developing technology which focuses on saving key strokes for the pharmacist, the Company develops workflow efficiencies for the pharmacy. In addition, the Company’s RxEXPRESS mail-order system provides a scaleable platform to support the Company’s customer’s complex prescription drug home delivery needs including workflow, imaging and integrated credit, billing and shipping support.

•	Measurable cost savings for the Company’s customers: The Company provides its customers with increased control over prescription drug costs and drug benefit programs. The Company’s solutions and services are designed to generate in-store and corporate efficiencies related to the fulfillment of prescriptions. The Company’s transparent pricing models and flexible product offerings are designed to deliver measurable cost savings to the Company’s customers. The Company believes transparent pricing is a key differentiator from its competitors for its customers who want to gain control of their prescription drug costs. For example, the Company’s pharmacy network contracts and manufacturer rebate agreements are made available by the Company to each customer. For customers who select the Company’s pharmacy network and manufacturer rebate services on a fixed fee per transaction basis, there is clarity to the rebates and other fees payable by the manufacturer to the client. The Company believes that its transparent model together with the flexibility to select from the Company’s broad range of à la carte services helps its customers realize measurable cost savings.

•	Strong customer relationships and domain expertise: The Company believes that as a result of its significant experience and a reputation for high quality products and services, it has developed strong relationships with its customers. These customers include over 70 payer customers and over 1,200 provider customers (independent, regional chain, institutional and mail-order pharmacies). Through the Company’s experience developing and supporting pharmacy solutions for millions of lives, it believes it has become a leader in its industry in establishing best practices and has developed substantial domain expertise in its market. The Company uses its proprietary off-the-shelf technology coupled with in-depth technical and domain expertise to develop new proprietary applications in collaboration with its customers that helps to increase its customer base and allows it to sell new services to existing customers.

•	Experienced and proven management team: The Company has a senior management team of industry veterans with a proven track record for profitable growth both organically and through acquisitions. Many core members of the Company’s senior management also have a long service history with the Company or the companies acquired by the Company and have experience working together as a team. The Company’s management team has a broad network of relationships in the industry and deep product knowledge, and the Company believes this to be a key competitive advantage.

Our Business Strategy

The Company seeks to enhance its position as a leading provider of Pharmacy Spend Management tm solutions and pharmacy benefit management services to the pharmaceutical supply chain in the US and Canada. The Company’s primary strategies are:

•	Expand the breadth of the Company’s informedRx services for health plans, self-insured employers and government agencies that sponsor pharmacy benefit plans: Within the Company’s informedRx suite of products, it has several key initiatives underway which the Company believes will help it to expand its revenue per claim and make the Company more competitive in the broader market. The Company has built the informedRx suite beyond its claims processing capabilities to offer competitively priced pharmacy networks, manufacturer rebate contracts and clinical programs, to enable the Company’s customers to have more control over their drug spending. With the Company’s diversified product portfolio and the market demand for greater transparency in pricing of prescription drugs, the Company believes it is in an attractive market environment for informedRx to prosper.

•	Provide additional informedRx services to the Company’s existing payor customer base: Based on the success the Company has had to date with informedRx, it intends to sell additional services to the Company’s existing customers through its Company’s informedRx suite of products. The Company may also make capital investments in technology to further improve the quality of its products. By providing a broader range of services, the Company believes that it can increase its customer base and the breadth of products utilized by each customer, thereby increasing the Company’s revenue base.

•	Continue to lead through product innovation built on superior technology: The Company plans to continue to be an innovator in the development of Pharmacy Spend Managementtm solutions. The Company intends to develop solutions and services that allow payer customers more enhanced financial, operational and decision-making control and more personalized services. The Company plans to broaden the functionality of its product offerings to address the particular needs of payers and providers, which improves the value proposition of the Company’s offerings and also allows the

Company to scale its operations without incurring additional expense. The Company has dedicated significant resources toward the development and continuous improvement of its products.

•	Further broaden the Company’s markets and offerings by pursuing significant strategic acquisitions: The Company continues to explore strategic acquisitions to add new services and/or new markets to grow its business more rapidly. The Company’s successful track record of strategic acquisitions to date has helped to make it a leading provider of information technology solutions and services to participants in the pharmaceutical supply chain. Since 2001, the Company has completed three acquisitions: ComCotec, Inc. (2001), Health Business Systems, Inc. (2004) and Pharmaceutical Horizons, Inc. (2005). On February 26, 2008, the Company announced that it has entered into a definitive agreement to acquire National Medical Health Card Systems, Inc. The Company will continue to evaluate additional acquisition opportunities and may pursue acquisitions of other complementary businesses, technologies or other assets to enhance its business strategy.

REGULATORY DEVELOPMENTS

Foreign Private Issuer Status:  The Company is traded on both the Toronto Stock Exchange and the Nasdaq Global Market. Since a majority of the Company’s outstanding common shares are held by non-U.S. residents, the Company is granted foreign private issuer (“FPI”) status by the Securities and Exchange Commission (“SEC”). As such, the Company is permitted to file its financial statements prepared in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”) with the SEC, with a reconciliation of significant differences from accounting principles generally accepted in the United States (“U.S. GAAP”), so long as it retains its FPI status. However, in the expectation that it may lose its FPI status, the Company has elected to make U.S. GAAP its primary source of accounting principles effective January 1, 2008. In preparation for such change, for its fiscal year ended December 31, 2007 the Company will voluntarily file with the SEC an annual report on Form 10-K, which will include the Company’s consolidated financial statements prepared in accordance with U.S. GAAP. Beginning with the first quarterly report on Form 10-Q for 2008, we will be required to include a reconciliation to Canadian GAAP for two years, ending with the 2009 annual report on Form 10-K.

GOVERNMENT REGULATION

Various aspects of the Company’s business are governed by federal and state laws and regulations. Because sanctions may be imposed for violations of these laws, compliance is a significant operational requirement. The Company believes it is in substantial compliance with all existing legal requirements material to the operation of its business. There are, however, significant uncertainties involving the application of many of these legal requirements to its business. In addition, there are numerous proposed health care laws and regulations at the federal and state levels, many of which could adversely affect the Company’s business, results of operations and financial condition. The Company is unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to its business or the health care industry in general, or what effect any such legislation or regulations might have on it. The Company also cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws or regulations that could have a material adverse effect on its business or financial performance.

Some of the state laws described below may be preempted in whole or in part by the Employee Retirement Income Security Act of 1974, “ERISA,” which provides for comprehensive federal regulation of employee benefit plans. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings. The Company also provides services to certain clients, such as governmental entities, that are not subject to the preemption provisions of ERISA.

Federal Laws and Regulations Affecting the PBM Industry

The following descriptions identify various federal laws and regulations that affect or may affect aspects of the Company’s PBM business:

Legislation Affecting Drug Prices

Average wholesale price (“AWP”) is a standard pricing unit published by third party data sources and currently used throughout the pharmacy benefits industry as the basis for determining drug pricing under contracts with clients, pharmacies and pharmaceutical manufacturers. One of the published data sources of AWP, First Data Bank (“FDB”) has agreed to reduce the reported AWP of thousands of specific pharmaceutical products by five percent. Additionally, FDB has agreed to cease reporting AWPs for all pharmaceutical products within two years with limited ability to resume publication of AWPs. Changes to AWP will require the Company to amend its current contracts with pharmacies in its retail network, pharmacy manufactures, some of its customers as well as requiring changes to be made to its software and systems to accommodate a new pricing mechanism. The Company believes that payors, pharmacy providers and solution providers will begin to evaluate other pricing benchmarks as the basis for contracting for prescription drugs and benefit management services in the future. The Company is unable to predict whether any such changes will be adopted on a larger scale, and whether such changes would have a material adverse effect on its business, results of operations, financial condition or cash flows.

Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

The Medicare voluntary outpatient prescription drug benefit, “Part D,” established under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or “MMA,” became effective on January 1, 2006. The MMA also created new guidelines for Medicare HMOs, termed Medicare Advantage Plans, which offer both an outpatient prescription drug benefit and health care coverage.

Medicare beneficiaries who elect Part D coverage pay a monthly premium for the covered outpatient drug benefit. Assistance with premiums and cost sharing are provided to eligible low-income beneficiaries. The voluntary outpatient prescription drug benefit requires coverage of essentially the same pharmaceuticals that are approved for the Medicaid program, although selection may be restricted through a formulary. The new outpatient prescription drug benefit is offered on an insured basis by prescription drug plans, “PDPs,” in 34 regions across the United States and by Medicare Advantage Plans, along with health care coverage, in 26 regions across the United States.

The Company is neither a PDP nor a Medicare Advantage Plan; however, in its capacity as a subcontractor with certain Part D Plan clients, the Company is indirectly subject to certain federal rules, regulations, and sub-regulatory guidance pertaining to the operation of Medicare Part D. If the federal Centers for Medicare & Medicaid Services (CMS) determines that the Company has not performed satisfactorily as a subcontractor, CMS may request the Company’s PDP or Medicare Advantage Plan client to revoke its Part D activities or responsibilities under the subcontract. While the Company believes that it provides satisfactory level of service, under its respective subcontracts, it can give no assurances that CMS or a Part D Plan will not terminate its business relationships insofar as they pertain to Medicare Part D.

PDPs and Medicare Advantage Plans are subject to provisions of the MMA intended to deter “fraud, waste and abuse” and are strictly monitored by CMS and its contracted Medicare Drug Integrity Contractors, “MEDICs,” to ensure that Part D program funds are not spent inappropriately. In April 2006, CMS issued a final chapter 9 to the Medicare Prescription Drug Benefit Manual interpreting the fraud, waste and abuse provisions of Part D, referred to as the “FWA Guidance.” Among other things, the FWA Guidance cites the following examples of potential PBM fraud, waste and abuse risks in connection with Part D: prescription drug switching, unlawful remuneration, inappropriate formulary decisions, prescription drug splitting or shorting, and failure to offer negotiated prices. CMS has offered additional sub-regulatory guidance regarding some of these risk areas, particularly with respect to the Part D formulary decision making process which is highly regulated by CMS. No assurance can be given that the Company will not be subject to scrutiny or challenge under one or more of the underlying laws by the government enforcers or private litigants.

Also in 2006, CMS issued guidance to PDPs and Medicare Advantage Plans requiring that such plans report 100% of all price concessions received for PBM services. This CMS guidance suggests that best practices would require PDPs and Medicare Advantage Plans to contractually require the right to audit their PBMs as well as require 100% transparency as to manufacturer rebates paid for drugs provided under the sponsor’s plan, including the portion of such rebates retained by the PBM as part of the price concession for the PBM’s services. The Company does not anticipate that such disclosures, to the extent required by Medicare plan partners, will have a materially adverse effect on its business, results of operations, financial condition, or cash flows.

Federal Anti-Remuneration/Fraud and Abuse Laws.

The federal healthcare Anti-Kickback Statute prohibits, among other things, an entity from paying or receiving, subject to certain exceptions and safe harbors, any remuneration, directly or indirectly, to induce the referral of individuals covered by federally funded health care programs, including Medicare, Medicaid and the Civilian Health and Medical Program of the Uniformed Services, “CHAMPUS,” or the purchase, or the arranging for or recommending of the purchase, of items or services for which payment may be made in whole or in part under Medicare, Medicaid, CHAMPUS or other federally funded health care programs. Sanctions for violating the Anti-Kickback Statute may include imprisonment, criminal and civil fines, and exclusion from participation in the federally funded health care programs.

The federal healthcare Anti-Kickback Statute has been interpreted broadly by courts, the Office of Inspector General, referred to as the “OIG” within the U.S. Department of Health & Human Services, the “DHHS” and other administrative bodies. Because of the statute’s broad scope and the limited statutory exceptions, federal regulations establish certain safe harbors from liability. For example, safe harbors exist for certain properly disclosed and reported discounts received from vendors, certain investment interests, certain properly disclosed payments made by vendors to group purchasing organizations, certain personal services arrangements, and certain discount and payment arrangements between PBMs and HMO risk contractors serving

Medicaid and Medicare members. A practice that does not fall within an exception or a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. In the absence of an applicable exception or safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases of products or services that are reimbursed by federal health care programs. Among the practices that have been identified by the OIG as potentially improper under the statute are certain product conversion programs in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription, or recommending or requesting such a change, from one drug to another. The Anti-Kickback Statute has been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies as well as to PBMs in connection with such programs.

Additionally, it is a crime under the Public Contractor Anti-Kickback Statute, for any person to knowingly and willfully offer or provide any remuneration to a prime contractor to the United States, including a contractor servicing federally funded health programs, in order to obtain favorable treatment in a subcontract. Violators of this law also may be subject to civil monetary penalties.

In April 2003, the OIG published “Final OIG Compliance Program Guidance for Pharmaceutical Manufacturers,” referred to as “Compliance Guidance.” The Compliance Guidance is voluntary and is directly aimed at the compliance efforts of pharmaceutical manufacturers. This Compliance Guidance highlights several transactions as potential risks, including the provision of grants, “prebates” and “upfront payments” to PBMs to support disease management programs and therapeutic interchanges. The Compliance Guidance also indicates that the provision of rebates or other payments to PBMs by pharmaceutical manufacturers may potentially trigger liability under the Anti-Kickback Statute, if not properly structured and disclosed.

The Company believes that it is in substantial compliance with the legal requirements imposed by such anti-remuneration laws and regulations. However, there can be no assurance that the Company will not be subject to scrutiny or challenge under such laws or regulations. Any such challenge could have a material adverse effect on its business, results of operations, financial condition or cash flows.

Federal Statutes Prohibiting False Claims.

The Federal False Claims Act imposes civil penalties for knowingly making or causing to be made false claims with respect to governmental programs, such as Medicare and Medicaid, for services not rendered, or for misrepresenting actual services rendered, in order to obtain higher reimbursement. Private individuals may bring qui tam or whistleblower suits against providers under the Federal False Claims Act, which authorizes the payment of a portion of any recovery to the individual bringing suit. Such actions are initially required to be filed under seal pending their review by the Department of Justice. A few federal district courts have recently interpreted the Federal False Claims Act as applying to claims for reimbursement that violate the anti-kickback statute or federal physician self-referral law under certain circumstances. The Federal False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed to be a separate violation of the Federal False Claims Act. Criminal provisions that are similar to the Federal False Claims Act provide that a corporation may be fined if it is convicted of presenting to any federal agency a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency.

In 2007, the Company did not directly contract with the federal government to provide services to beneficiaries of federally funded health programs. Therefore, the Company did not directly submit claims to the federal government. However, the Company does contract with and provide services to entities or organizations that are federal government contractors, such as Medicare Part D PDPs. There can be no assurance that the government would not potentially view one or more of the Company’s actions in providing services to federal government contractors as causing or assisting in the presentment of a false claim. The Company does not believe it is in violation of the Federal False Claims Act and it has a corporate compliance and ethics program, policies and procedures and internal controls in place to help maintain an organizational culture of honesty and integrity.

ERISA Regulation.

ERISA regulates certain aspects of employee pension and health benefit plans, including self-funded corporate health plans. The Company has agreements with self-funded corporate health plans to provide PBM services, and therefore, it is a service provider to ERISA plans. ERISA imposes duties on any person or entity that is a fiduciary with respect to the ERISA plan. The Company administers pharmacy benefits for ERISA plans in accordance with plan design choices made by the ERISA plan sponsors. The Company does not believe that the general conduct of its business subjects it to the fiduciary obligations set forth by ERISA, except when it has specifically contracted with an ERISA plan sponsor to accept fiduciary responsibility and be named as a fiduciary for certain functions. In those cases where the Company has not accepted fiduciary status, there can be no assurance that the U.S. Department of Labor, which is the agency that enforces ERISA, or a private litigant would not assert that the fiduciary obligations imposed by the statute apply to certain aspects of the Company’s operations.

Numerous lawsuits have been filed against various PBMs by private litigants, including Plan participants on behalf of an ERISA plan and by ERISA Plan sponsors, alleging that the PBMs are ERISA fiduciaries and that, in such capacity, they allegedly violated ERISA fiduciary duties in connection with certain business practices related to their respective contracts with retail pharmacy networks and/or pharmaceutical manufacturers.

ERISA also imposes civil and criminal liability on service providers to health plans and certain other persons if certain forms of illegal remuneration are made or received. These provisions of ERISA are similar, but not identical, to the federal healthcare Anti-Kickback Statute discussed above. In particular, ERISA does not provide the statutory and regulatory safe harbor exceptions incorporated into the federal healthcare Anti-Kickback Statute. Like the health care anti-kickback laws, the corresponding provisions of ERISA are written broadly and their application to particular cases is often uncertain. The Company has implemented policies regarding, among other things, disclosure to health plan sponsors with respect to any commissions paid by or to it that might fall within the scope of such provisions and accordingly believe it is in substantial compliance with these provisions of ERISA. However, the Company can provide no assurance that its policies in this regard would be found by the appropriate enforcement authorities and potential private litigants to meet the requirements of ERISA.

FDA Regulation.

The U.S. Food and Drug Administration, the “FDA,” generally has authority to regulate drug promotional materials that are disseminated by or on behalf of a drug manufacturer. In January 1998, the FDA issued a Notice and Draft Guidance regarding its intent to regulate certain drug promotion and switching activities of PBMs that are controlled, directly or indirectly, by drug manufacturers. After extending the comment period due to numerous industry objections to the proposed draft, the FDA has taken no further action on the Notice and Draft Guidance. However, there can be no assurance that the FDA will not attempt again to assert jurisdiction over aspects of the Company’s PBM business in the future and, although it is not controlled directly or indirectly by any drug manufacturer, the future impact of the FDA regulation could materially adversely affect the Company’s business, results of operations, financial condition or cash flows.

Antitrust Regulation.

The federal antitrust laws regulate trade and commerce and prohibit unfair competition as defined by those laws. Section One of the Sherman Antitrust Act prohibits contracts, combinations or conspiracies in restraint of trade or commerce. Despite its sweeping language, however, Section One of the Sherman Act has been interpreted to prohibit only unreasonable restraints on competition. Section Two of the Sherman Act prohibits monopolization and attempts at monopolization. Similarly, Section Seven of the Clayton Act prohibits unlawful mergers and acquisitions. In addition, the Robinson Patman Act, which is part of the Clayton Act, prohibits a variety of conduct relating to the sale of goods, including prohibiting practices the statute defines as price discrimination. One section of the Robinson Patman Act prohibits a seller from selling goods of like grade or quality to different customers at different prices if the favorable prices are not available to all customers competing in the same class of trade. Successful plaintiffs in antitrust actions are allowed to recover treble damages for the damage sustained as a result of the violation.

Numerous lawsuits are pending against several PBMs and pharmaceutical manufacturers under various state and federal antitrust laws by retail pharmacies throughout the United States challenging certain branded drug pricing practices. The complaints allege, in part, that the defendant PBMs accepted rebates and discounts from pharmaceutical manufacturers on purchases of brand-name prescription drugs and conspired with other PBMs to fix prices in violation of the Robinson Patman Act and the Sherman Antitrust Act. The suits seek unspecified monetary damages, including treble damages, and injunctive relief. Motions to dismiss are pending in all cases.

The Company believes that it is in substantial compliance with the legal requirements imposed by such antitrust laws. However, there can be no assurance that the Company will not be subject to scrutiny or challenge under such legislation. To the extent that it appears to have actual or potential market power in a relevant market, the Company’s business arrangements and practices may be subject to heightened scrutiny under the antitrust laws. Any such challenge could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

State Laws and Regulations Affecting the PBM Industry

The following descriptions identify various state laws and regulations that affect or may affect aspects of the Company’s PBM business.

State Anti-Remuneration/False Claims Laws.

Several states have laws and/or regulations similar to the federal healthcare Anti-Kickback Statute and Federal False Claims Act described above. Such state laws are not necessarily limited to services or items for which federally funded health care program payments may be made. Such state laws may be broad enough to include improper payments made in connection with services or items that are paid by commercial payors. Both the 2006 Medco Health Solutions and 2005 Caremark Inc. settlements, discussed above under “Federal Statutes Prohibiting False Claims,” included settlement of civil claims under several state false claims laws. Sanctions for violating these state anti-remuneration and false claims laws may include injunction, imprisonment, criminal and civil fines and exclusion from participation in the state Medicaid programs. Additionally, under the Deficit Reduction Act of 2005, discussed in greater detail below, states are incentivized to pass broad false claims legislation similar to the Federal False Claims Act and there has been activity in several states during 2006 and 2007 to do so.

The Company believes that it is in substantial compliance with the legal requirements imposed by such laws and regulations. However, there can be no assurance that the Company will not be subject to scrutiny or challenge under such laws or regulations. Any such challenge could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

State Consumer Protection Laws.

Most states have enacted consumer protection and deceptive trade laws that generally prohibit payments and other broad categories of conduct deemed harmful to consumers. These statutes may be enforced by states and/or private litigants. Such laws have been and continue to be the basis for investigations, prosecutions, and settlements of PBMs, initiated by state prosecutors as well as by private litigants.

We believe that we are in substantial compliance with the legal requirements imposed by such laws and regulations. However, no assurance can be given that we will not be subject to scrutiny or challenge under one or more of these laws, or under similar consumer protection theories.

State Comprehensive PBM Regulation.

States continue to introduce legislation to regulate PBM activities in a comprehensive manner. Legislation seeking to impose fiduciary duties or disclosure obligations on PBMs has been proposed in some states. Both Maine and the District of Columbia have enacted statutes imposing fiduciary obligations on PBMs. The U.S. District Court for the District of Columbia has enjoined enforcement of the District of Columbia statute on the grounds that the statute may cause PBMs to disclose proprietary trade secrets and may be preempted by ERISA. However, in November 2005, the First Circuit Court of Appeals upheld the Maine disclosure law, but clarified that the law applies only to contracts entered into in Maine with respect to PBM customers, or covered entities in Maine. Further, the court held that PBMs are not ERISA fiduciaries, but rather that their relationship with their customers is contractual. The U.S. Supreme Court denied review of this case in June 2006. Among other things, the Maine law also requires the benefits of certain pharmaceutical manufacturer price concessions to be passed through to PBM clients. Similarly, both North Dakota and South Dakota have relatively comprehensive PBM laws that, among other things, increase required financial transparency, and regulate therapeutic interchange programs. It is too early to speculate what effect, if any, such state laws will have on PBM business operations or the Company’s ability to negotiate and/or retain rebates and administrative fees from pharmaceutical manufacturers with respect to its customers in those states. Additionally, the Company can give no assurance that other states will not enact similar legislation and the impact of such legislation on its business operations is uncertain.

Many states have licensure or registration laws governing certain types of ancillary health care organizations, including preferred provider organizations, TPAs, companies that provide utilization review services and companies that engage in the practices of a pharmacy. The scope of these laws differs significantly from state to state, and the application of such laws to the activities of PBMs often is unclear.

The Company believes that it is in substantial compliance with all such laws and requirements where required, and continue to monitor legislative and regulatory developments. There can be no assurance, however, regarding the future interpretation of these laws and their applicability to the activities of the Company’s PBM business. Future legislation or regulation, or interpretations by regulatory and quasi-regulatory authorities of existing laws and regulations, could materially affect the cost and nature of our business as currently conducted.

Network Access Legislation.

A majority of states now have some form of legislation affecting the Company’s ability to limit access to a pharmacy provider network, referred to as any willing provider legislation, or removal of a network provider, referred to as due process legislation. Such legislation may require the Company or its clients to admit any retail pharmacy willing to meet the plan’s price and other terms for network participation, or may provide that a provider may not be removed from a network except in compliance with certain procedures. Similarly, there are any willing pharmacy provisions applicable to Medicare Part D plans with which the Company contracts. These statutes have not materially affected the Company’s business.

State Legislation Affecting Plan or Benefit Design.

Some states have enacted legislation that prohibits certain types of managed care plan sponsors from implementing certain restrictive design features, and many states have legislation regulating various aspects of managed care plans, including provisions relating to the pharmacy benefits. For example, some states, under so-called freedom of choice legislation, provide that members of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers. Other states have enacted legislation purporting to prohibit health plans from offering members financial incentives for use of mail service pharmacies. Legislation has been introduced in some states to prohibit or restrict therapeutic intervention, to require coverage of all FDA-approved drugs or to require coverage for off-label uses of drugs where those uses are recognized in peer-reviewed medical journals or reference compendia. Other states mandate coverage of certain benefits or conditions and require health plan coverage of specific drugs, if deemed medically necessary by the prescribing physician. Such legislation does not generally apply to us directly, but may apply to certain of our clients, such as HMOs and health insurers. If legislation were to become widely adopted, it could have the effect of limiting the economic benefits achievable through PBMs. This development could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

State Regulation of Financial Risk Plans.

Fee-for-service prescription drug plans are generally not subject to financial regulation by the states. However, if a PBM offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing the benefit, laws in various states may regulate the plan. Such laws may require that the party at risk establish reserves or otherwise demonstrate financial responsibility. Laws that may apply in such cases include insurance laws, HMO laws or limited prepaid health service plan laws. Currently, the Company does not believe that its PBM business currently incurs financial risk of the type subject to such regulation. However, if it chooses to become a regional PDP for the Medicare outpatient prescription drug benefit at some time in the future, the Company would need to comply with state laws governing risk-bearing entities in the states where it operates a PDP.

State Discount Drug Card Regulation.

Numerous states have laws and/or regulations regulating the selling, marketing, promoting, advertising or distributing of commercial discount drug cards for cash purchases. Such laws and regulations provide, generally, that any person may bring an action for damages or seek an injunction for violations. The Company administers a limited commercial discount drug card program that it does not consider material to its business. The Company believes its administration of the commercial discount drug card program is in compliance with various state laws. However, there can be no assurance that the existence of such laws will not materially impact the Company’s ability to offer certain new commercial products and/or services in the future.

Combined Federal and State Laws, Regulations and Other Standards Affecting the PBM Industry

Certain aspects of the Company’s PBM business are or may be affected by bodies of law that exist at both the federal and state levels and by other standard setting entities. Among these are the following:

Deficit Reduction Act of 2005.

The Deficit Reduction Act of 2005, the “DRA,” came into law on February 8, 2006 enacting significant changes to the Medicaid system, a state and federally funded program, with respect to prescription drugs. Among other things, the DRA revises the methodology used to determine federal upper payment limits, the maximum amount a state can reimburse, for generic drugs under Medicaid, permits stronger cost-sharing requirements applicable to Medicaid prescription drugs, and contains provisions intended to reduce fraud, waste and abuse in the Medicaid program. The DRA’s fraud, waste and abuse provisions, among other things, incentivize states to enact their own false claims acts, mirrored on the Federal False Claims Act, described above, and appropriate federal funding to increase scrutiny of the Medicaid program. The fraud, waste and abuse provisions also include a provision intended to strengthen Medicaid’s status as payer of last resort relative to private health insurance by specifying that PBMs and self-insured plans may be liable third parties. The provisions in the DRA have the potential to impact the PBM industry by means of increased prosecutorial and private litigant scrutiny of the pharmaceutical industry in general, which may include PBMs. Additionally, the DRA mandates the public availability of pharmaceutical manufacturer average manufacturer prices, or “AMPs,” and creates incentives to states to use AMPs for Medicaid reimbursement, potentially paving the way for a more general market shift in reimbursement mechanisms from average wholesale price-based methodologies to AMP-based methodologies, discussed in more detail, above, under “Legislation and Litigation Affecting Drug Prices.” Additionally, the third party recovery provisions in the DRA may lead to greater financial recoveries from third party PBMs in cases where Medicaid was not properly a primary payor on a drug claim, even where a PBM is not financially at risk.

Privacy and Confidentiality Legislation.

The Company’s activities involve the receipt or use of confidential medical information concerning individual members. In addition, the Company uses aggregated and anonymized data for research and analysis purposes. Many state laws restrict the use and disclosure of confidential medical information, and similar new legislative and regulatory initiatives are underway in several states. To date, no such laws adversely impact the Company’s ability to provide its services, but there can be no assurance that federal or state governments will not enact such legislation, impose restrictions or adopt interpretations of existing laws that could have a material adverse effect on its business, results of operations, financial condition or cash flows.

The final privacy regulations, the “Privacy Rule,” issued by the DHHS pursuant to the Health Information Portability and Accountability Act, “HIPAA” imposes extensive restrictions on the use and disclosure of individually identifiable health information by certain entities known under the Privacy Rule as covered entities. PBMs, in general, are not considered covered entities. However, the Company’s clients are covered entities, and are required to enter into business associate agreements with vendors, such as PBMs, that perform a function or activity for the covered entity that involves the use or disclosure of individually identifiable health information. The business associate agreements mandated by the Privacy Rule create a contractual obligation for the PBM to perform its duties for the covered entity in compliance with the Privacy Rule.

The final transactions and code sets regulation, the “Transaction Rule,” promulgated under HIPAA requires that all covered entities that engage in electronic transactions use standardized formats and code sets. It is incumbent upon PBMs to conduct all such transactions in accordance with the Transaction Rule to satisfy the obligations of their covered entity clients. DHHS promulgated a National Provider Identifiers, “NPI,” Final Rule which will require health plans to utilize NPIs in all Standard Transactions. NPIs will replace National Association of Boards of Pharmacy numbers for pharmacies, Drug Enforcement Agency numbers for physicians and similar identifiers for other health care providers.

The Company is undertaking the necessary arrangements to ensure that its standard transactions remain compliant with the Transaction Rule subsequent to the implementation of NPI Final Rule. The final security regulations, the “Security Rule,” issued pursuant to HIPAA mandate the use of administrative, physical and technical safeguards to protect the confidentiality of electronic health care information. Similarly to the other two rules issued pursuant to HIPAA, the Security Rule applies to covered entities. The Company has made the necessary arrangements to ensure compliance with the Security Rule, as it is subject to many of its requirements as a result of its contracts with covered entities.

While implementation of the Privacy Rule, Transaction Rule and the Security Rule, the “HIPAA Regulations,” is relatively new and future regulatory interpretations could alter the Company’s assessment, it currently believes that compliance with the HIPAA Regulations should not have a material adverse effect on its business operations. Also, pursuant to HIPAA, state laws that are more protective of medical information are not pre-empted by HIPAA. Therefore, to the extent states enact more protective legislation, the Company could be required to make significant changes to its business operations.

Independent of any regulatory restrictions, individual health plan sponsor clients could increase limitations on the Company’s use of medical information, which could prevent it from offering certain services.

Future Regulation.

The Company is unable to predict accurately what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to its businesses or the health care industry in general, or what effect any such legislation or regulations might have on it. For example, the federal government and several state governments have proposed Patients’ Bill of Rights or other similar legislation aimed primarily at improving quality of care provided to individuals in managed care plans. Some of the initiatives propose providing greater access to drugs not included on health plan formularies, giving participants the right to sue their health plan for malpractice, and mandating an appeals or grievance process. There can be no assurance that federal or state governments will not impose additional restrictions, via a Patients’ Bill of Rights or otherwise, or adopt interpretations of existing laws that could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

EMPLOYEES

As of December 31, 2007, the Company had 429 employees, primarily located in Lisle, Illinois, whose services are devoted full time to SXC Health Solutions Corp. and its subsidiaries. The Company has never had a work stoppage. The Company’s personnel are not represented by any collective bargaining unit and are not unionized. The Company considers its relations with its personnel to be good. The Company’s future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense.

CUSTOMERS

We generate a significant portion of our revenue from a small number of customers and for the year ended December 31, 2007, one customer accounted for 10.8% of our total revenues. The loss of this significant customer or the loss of a few customers that would be significant in the aggregate, could have a material adverse effect on our results of operations.

FINANCIAL INFORMATION ABOUT SEGMENTS

The Company operates in one reportable operating segment, which provides both recurring and non-recurring revenues from the pharmaceutical benefits management industry. Financial information about the Company’s two geographical areas is described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1A.	RISK FACTORS

INDUSTRY RISKS

Our future growth is dependent on further market acceptance and increased market penetration of our products.

Our business model depends on our ability to sell our products and services. Achieving increased market acceptance of our products and services will require substantial sales and marketing efforts and the expenditure of significant financial and other resources to create awareness and demand by participants in the pharmaceutical supply chain. Additionally, pharmaceutical providers and payers, which may have invested substantial resources in other methods of conducting business and exchanging information, may be reluctant to purchase our products and services.

We cannot assure that pharmaceutical providers and payers will purchase our products and services. If we fail to achieve broad acceptance of our products and services by pharmaceutical providers, payers and other healthcare industry participants or if we fail to position our services as a preferred method for information management and pharmaceutical healthcare delivery, our business, financial condition and results of operations will be materially adversely affected.

The electronic healthcare information market is rapidly evolving. A number of market entrants have introduced or developed products and services that are competitive with one or more components of our offerings. We expect that additional companies will continue to enter this market. In new and rapidly evolving industries, there is significant uncertainty and risk as to the demand for, and market acceptance of, products and services. Because the markets for our products and services are evolving, we are not able to predict the size and growth rate of the markets with any certainty. We cannot assure that the markets for our products and services will continue to grow or, if they do, that they will be strong and continue to grow at a sufficient pace. If markets fail to grow, grow more slowly than expected or become saturated with competitors, our business, financial condition and results of operations will be materially adversely affected.

Competition in our industry is intense and could reduce or eliminate our profitability.

The PBM industry is very competitive. If we do not compete effectively, our business, results of operations, financial condition or cash flows could suffer. The industry is highly consolidated and dominated by a few large companies with significant resources, purchasing power and other competitive advantages, which we do not have. A limited number of firms, including national PBM companies such as Medco, Express Scripts, Inc., and CVS/Caremark Rx, Inc., have significant market share of the prescription volume. Our competitors also include drug retailers, physician practice management companies, and insurance companies/health maintenance organizations. We may also experience competition from other sources in the future. PBM companies compete primarily on the basis of price, service, reporting capabilities and clinical services. In most cases, our competitors are large, profitable and well-established companies with substantially greater financial and marketing resources than our resources.

Consolidation in the healthcare industry could materially adversely affect our business, financial condition and results of operations.

Many healthcare industry participants are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, thereby decreasing the number of market participants, competition to provide products and services like ours will become more intense, and the importance of establishing relationships with key industry participants will become greater. In the past we have lost customers as a result of industry consolidation. In addition, industry participants may try to use their market power to negotiate price reductions for our products and services. Further, consolidation of management and billing services through integrated delivery systems may decrease demand for our products. If we are forced to reduce prices as a result of either an imbalance of market power or decreased demand for our products, revenue would be reduced and we could become significantly less profitable.

Future changes in laws or regulations in the healthcare industry could adversely affect our business.

The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. For example, the Balanced Budget Act of 1997 (Public Law 105-32) contained significant changes to Medicare and Medicaid and had an impact for several years on healthcare providers’ ability to invest in capital intensive systems. In addition, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and Canadian privacy statutes directly impact the healthcare industry by requiring various security and privacy measures in order to ensure the protection of patient health information. More recently, increased government involvement in healthcare, such as the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Deficit Reduction Act of 2005, and other U.S. initiatives at both the federal and state level could lower reimbursement rates and otherwise change the business environment of our customers and the other entities with which we have a business relationship. Further, existing laws and regulations are subject to changing interpretation by courts, regulatory agencies, and agency officials. These factors affect the purchasing practices and operation of healthcare organizations. U.S. federal and state legislatures have periodically considered programs to reform or amend the US healthcare system and to change healthcare financing and reimbursement systems. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our product offerings. The healthcare industry is expected to continue to undergo significant changes for the foreseeable future, and we cannot predict the effect of possible future legislation and regulation on our business, financial condition and results of operations.

BUSINESS RISKS

Demands by our customers for enhanced service levels or possible loss or unfavorable modification of contracts with our customers could negatively affect our profitability.

As our customers face the continued rapid growth in prescription drug costs, they may demand additional services and enhanced service levels to help mitigate the increase in spending. We operate in a very competitive PBM environment, and as a result, may not be able to increase our fees to compensate for these increased services which could negatively affect our profitability.

Due to the term of our contracts with customers, if we are unable to renew those contracts or replace any lost customers, our future business and results of operation would be adversely affected.

Our contracts with customers generally do not have terms longer than three years and, in some cases, are terminable by the customer on relatively short notice. Our larger customers generally seek bids from other PBM providers in advance of the expiration of their contracts. In addition, we believe the managed care industry is undergoing substantial consolidation, and another party that is not our customer could acquire some of our managed care customers. In such case, the likelihood such customer would renew its PBM contract with us could be reduced.

Our business strategy of expansion through acquisitions may result in unexpected integration costs, loss of acquired business and/or dilution to existing shareholders.

We look to the acquisition of other businesses as a way to achieve our strategy of expanding our product offerings and customer base. The successful implementation of this acquisition strategy depends on our ability to identify suitable acquisition candidates, acquire companies on acceptable terms, integrate the acquired company’s operations and technology successfully with our own and maintain the goodwill of the acquired business. We are unable to predict whether or when it will be able to identify any suitable additional acquisition candidates or the likelihood that any potential acquisition will be completed. It is also possible that a potential acquisition will be dilutive to existing shareholders. In addition, while we believe it has the experience and know-how to integrate acquisitions, such efforts entail significant risks including, but not limited to:

•	a diversion of management’s attention from other business concerns;

•	failure to successfully integrate the operations, services and products of an acquired company;

•	possible inconsistencies in standards, controls, procedures and policies among the companies being combined or assimilated which would make it more difficult to implement and harmonize company-wide financial, accounting, billing, information technology and other systems;

•	possible difficulties maintaining the quality of products and services that acquired companies have historically provided;

•	required amortization of the identifiable intangible assets of an acquired business, which will reduce our net income in the years following its acquisition, and we also would be required to reduce our net income in future years if we were to experience an impairment of goodwill or other intangible assets attributable to an acquisition;

•	the potential loss of key employees or customers from either our current business or the business of the acquired company; and

•	the assumption of significant and/or unknown liabilities of the acquired company.

Our future success depends upon the ability to grow, and if we are unable to manage our growth effectively, we may incur unexpected expenses and be unable to meet our customers’ requirements.

An important part of our business strategy is to expand the scope of its operations, both organically and through acquisitions. We cannot be certain that our systems, procedures, controls and space will be adequate to support expansion of our operations, and we may be unable to expand and upgrade our systems and infrastructure to accommodate any future growth. Growth in operations will place significant demands on our management, financial and other resources. Our future operating results will depend on the ability of our management and key employees to successfully manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. Our inability to finance future growth, manage future expansion or hire and retain the personnel needed to manage our business successfully could have a material adverse effect on our business, financial condition and results of operations.

Changes in the industry pricing benchmarks could adversely affect our financial performance.

Contracts in the prescription drug industry, including our contracts with our retail pharmacy networks and with our PBM customers, generally use certain published benchmarks to establish pricing for prescription drugs. These benchmarks include, but are not limited to, average wholesale price (AWP), average manufacturer price (AMP), Wholesale Acquisition Cost (“WAC”), Actual Acquisition Cost, Alternative Benchmark Price, Direct Price, Federal Upper Limit, Maximum Reimbursable Amount, Net Wholesale Price and Suggested Wholesale Price. Most of our contracts utilize the AWP standard. Recent events have raised uncertainties as to whether payors, pharmacy providers, PBMs and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated or whether other pricing benchmarks will be adopted for establishing prices within the industry. Specifically, in June 2005, a class action lawsuit was commenced in the U.S. District Court for the District of Massachusetts by New England Carpenters Health Benefits Fund against FDB, one of several companies that report data on prescription drug prices, and McKesson Company. Plaintiffs allege that defendants conspired to arbitrarily raise AWP. On October 6, 2006, a settlement was proposed between plaintiffs and defendant FDB. The terms of the settlement include FDB agreeing to (i) lower the reported AWP, (ii) cease publishing AWP after a two year notice period, and (iii) work with major participants in the healthcare industry in court approved discussions intended to facilitate the establishment of a sustainable benchmark for drug reimbursement. On June 7, 2007, the court granted preliminary approval of the terms of the proposed settlement. However, we cannot predict the precise timing of any of the proposed AWP changes upon final approval.

In the absence of any mitigating action on our part, the proposed reduction in FDB’s AWP would have a material adverse effect on the margin we earn. It may also create disruption in our retail networks due to the adverse impact on AWP-based retail pharmacy pricing. However, most of our contracts with our customers and retail pharmacies contain terms that we believe will enable us to mitigate the adverse effect of this proposed reduction in FDB’s reported AWP.

Whatever the outcome of the FDB case, we believe that payors, pharmacy providers and PBMs will begin to evaluate other pricing benchmarks as the basis for contracting for prescription drugs and benefit management services in the future.

Due to these and other uncertainties, we can give no assurance that the short or long term impact of changes to industry pricing benchmarks will not have a material adverse effect on our financial performance, results of operations and financial condition in future periods.

If we lose relationships with one or more key pharmaceutical manufacturers or if rebate payments we receive from pharmaceutical manufacturers decline, our business, results of operations, financial condition or cash flows could suffer.

We receive fees from our clients for administering a rebate program with pharmaceutical manufacturers based on the use of selected drugs by members of health plans sponsored by our clients, as well as fees for other programs and services. We believe our business, results of operations, financial condition or cash flows could suffer if:

•	we lose relationships with one or more key pharmaceutical manufacturers;

•	we are unable to finalize rebate contracts with one or more key pharmaceutical manufacturers for 2008, or are unable to negotiate interim arrangements;

•	rebates decline due to the failure of our health plan sponsors to meet market share or other thresholds;

•	legal restrictions are imposed on the ability of pharmaceutical manufacturers to offer rebates or purchase our programs or services;

•	pharmaceutical manufactures choose not to offer rebates or purchase our programs or services; or

•	rebates decline due to contract branded products losing their patents.

Over the next few years, as patents expire covering many brand name drugs that currently have substantial market share, generic products will be introduced that may substantially reduce the market share of these brand name drugs. Historically, manufacturers of generic drugs have not offered formulary rebates on their drugs. Our profitability could be adversely affected if the use of newly approved, brand name drugs added to formularies, does not offset any decline in use of brand name drugs whose patents expire.

Government efforts to reduce health care costs and alter health care financing practices could lead to a decreased demand for our services or to reduced rebates from manufacturers.

Efforts to control health care costs, including prescription drug costs, are underway at the federal and state government levels. Congress is also currently considering proposals to reform the U.S. health care system. These proposals may increase governmental involvement in health care and PBM services and may otherwise change the way our clients do business. Our clients and prospective clients may react to these proposals and the uncertainty surrounding them by cutting back or delaying the purchase of our PBM services, and manufacturers may react by reducing rebates or reducing supplies of certain products. These proposals could lead to a decreased demand for our services or to reduced rebates from manufacturers.

In addition, both Congress and state legislatures are expected to consider legislation to increase governmental regulation of managed care plans. Some of these initiative would, among other things, require that health plan members have greater access to drugs not included on a plan’s formulary and give health plan members the right to sue their health plans for malpractice when they have been denied care. The scope of the managed care reform proposals under consideration by Congress and state legislatures and enacted by states to date vary greatly, and we cannot predict the extent of future legislation. However, these initiatives could greatly limit our business practices and impair our ability to serve our clients.

If we are unable to compete successfully, our business, financial condition and results of operations will be adversely affected.

The market for our products and services is fragmented, intensely competitive and is characterized by rapidly changing technology, evolving industry standards and user needs and the frequent introduction of new products and services. We compete on the basis of several factors, including: breadth and depth of services; reputation; reliability, accuracy and security of its software programs; ability to enhance existing products and services; ability to introduce and gain market acceptance of new products and services quickly and in a cost-effective manner; customer service; price and cost-saving measures; and industry expertise and experience.

Some of our competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than us. Furthermore, we expect that competition will continue to increase as a result of consolidation in both the information technology and healthcare industries. If our competitors or potential competitors were to merge or partner with one another, the change in the competitive landscape could adversely affect our ability to compete effectively.

In addition, the healthcare information technology market is characterized by rapid technological change and increasingly sophisticated and varied customer needs. To successfully compete in this market, we must continue to enhance our existing products and services, anticipate and develop new technology that addresses the needs of our existing and prospective customers and keep pace with changing industry standards on a timely and cost-effective basis. The development of our proprietary technology entails significant technical and business risks, and it may not be successful in using new technologies effectively or in adapting our proprietary technology to evolving customer requirements or industry practice. Moreover, competitors may develop products that are more efficient, less costly, or otherwise better received by the market than us. We cannot assure that we will be able to introduce new products in a timely manner, or at all, or that such products will achieve market acceptance.

There can be no assurance that we will be able to compete successfully against current and future competitors or that the competitive pressures that we face will not materially adversely affect our business, financial condition and results of operations.

Our software products are susceptible to undetected errors or similar problems, which may cause our systems to fail to perform properly.

Complex software such as ours often contains defects or errors that are difficult to detect, even through testing, and despite testing by us, our existing and future software products may contain errors. We strive to regularly introduce new solutions and enhancements to our products and services. If we detect any errors before introducing a product, we may have to delay commercial release for an extended period of time while the problem is addressed and in some cases may lose sales as a result of the delay. If we do not discover software errors that affect our products until after they are sold and become operational, we would need to provide enhancements to correct such errors, which would result in unexpected additional expense and diversion of resources to remedy such errors.

Any errors in our software or enhancements, regardless of whether or when they are detected or remedied, may result in harm to our reputation, product liability claims, license terminations or renegotiations, or delays in, or loss of, market acceptance of our product offerings.

Furthermore, our customers might use our software together with products from other companies. As a result, when problems occur, it might be difficult to identify the source of the problem. Even when our software does not cause these problems, the existence of these errors might cause us to incur significant costs, divert the attention of our technical personnel from development efforts, impact our reputation or cause significant customer relations problems.

We have limited experience with our informedRx expanded service offering, which could constrain our profitability.

An important strategy for us is to increase our revenue per transaction. One of the ways in which we seek to do this is through our informedRx expanded service offering. informedRx offers health plan sponsors a wide variety of pharmacy benefit management services. This service offering consists of benefit plan design, management and claims adjudication, retail pharmacy network management, formulary management and clinical services and rebate management. We are developing this business by leveraging our existing managed care customer base, technology platform and processing infrastructure. Since we do not have significant experience with offering and providing some of these services, there are considerable risks involved with this strategy.

We may be liable for the consequences of the use of incorrect or incomplete data that we provide.

We provide data, including patient clinical information, to pharmaceutical providers for their use in dispensing prescription drugs to patients. Third-party contractors provide us with most of this data. If this data is incorrect or incomplete, adverse consequences, including severe injury or death, may occur and give rise to product liability and other claims against us. In addition, a court or government agency may take the position that our delivery of health information directly, including through pharmaceutical providers, or delivery of information by a third-party site that a consumer accesses through our websites, exposes it to personal injury liability, or other liability for wrongful delivery or handling of healthcare services or erroneous health information. While we maintain product liability insurance coverage in an amount that we believe is sufficient for our business, we cannot assure that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. A claim brought against us that is uninsured or under-insured could materially harm our business, financial condition and results of operations. Even unsuccessful claims could result in substantial costs and diversion of management resources.

It is difficult to predict the length of the sales cycle for our healthcare software solutions.

The length of the sales cycle for our healthcare software solutions is difficult to predict, as it depends on a number of factors, including the nature and size of the potential customer and the extent of the commitment being made by the potential customer. Our sales and marketing efforts with respect to pharmaceutical providers and payers generally involve a lengthy sales cycle due to these organizations’ complex decision-making processes. Additionally, in light of increased government involvement in healthcare and related changes in the operating environment for healthcare organizations, our current and potential customers may react by curtailing or deferring investments, including those for our services. In many cases, our acquisition of new business is dependent on us successfully bidding pursuant to a competitive bidding process. If potential customers take longer than we expect to decide whether to purchase our solutions, our selling expenses could increase and our revenues could decrease or be delayed, which could materially harm our business, financial condition and results of operations.

If we become subject to liability claims that are not covered by our insurance policies, we may be liable for damages and other expenses that could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Various aspects of our business may subject us to litigation and liability for damages, for example, the performance of PBM services and the operation of our call centers and Web site. A successful product or professional liability claim in excess of our insurance coverage where we are required to pay damages, incur legal costs or face negative publicity could have a material adverse effect on our business, results of operations, financial condition or cash flows, our business reputation and our ability to attract and retain clients, network pharmacies, and employees. While we intend to maintain professional and general liability insurance coverage at all times, we cannot provide assurances that we will be able to maintain insurance in the future, that insurance will be available on acceptable terms or that insurance will be adequate to cover any or all potential product or professional liability claims.

Our operations are vulnerable to interruption by damage from a variety of sources, many of which are not within our control.

The success of our business depends in part on our ability to operate our systems without interruption. Our products and services are susceptible to all the threats inherent in computer software and other technology-based systems. Our systems are vulnerable to, among other things, power loss and telecommunications failures, software and hardware errors, failures or crashes, computer viruses and similar disruptive problems, and fire, flood and other natural disasters. Although we take precautions to guard against and minimize damage from these and other potential risks, including implementing disaster recovery systems and procedures, they are often unpredictable and beyond our control. Any significant interruptions in our services could damage our reputation in the marketplace and have a material adverse effect on our business, financial condition and results of operations.

We are dependent on key customers.

We generate a significant portion of our revenue from a small number of customers and for the year ended December 31, 2007; one customer accounted for 10.8% of our total revenue. If our existing customers elect not to renew their contracts with us at the expiry of the current terms of those contracts, our recurring revenue base will be reduced, which could have a material adverse effect on our results of operations. Furthermore, we sell most of our computer software and services to pharmacy benefit management organizations, Blue Cross/Blue Shield organizations, managed care organizations and retail/mail-order pharmacy chains. If the healthcare benefits industry or our customers in the healthcare benefits industry experience problems, they may curtail spending on our products and services and our business and financial results could be materially adversely affected. For example, we may suffer a loss of customers if there is any significant consolidation among firms in the healthcare benefits industry or other participants in the pharmaceutical supply chain or if demand for pharmaceutical claims processing services should decline.

Many of our clients put their contract out for competitive bidding prior to expiration. Competitive bidding requires costly and time-consuming efforts on our behalf and, even after we have won such bidding processes, we can incur significant expense in proceedings or litigation contesting the adequacy or fairness of these bidding processes. We could lose clients if they cancel their agreements with us, if we fail to win a competitive bid at the time of contract renewal, if the financial condition of any of our clients deteriorates or if our clients are acquired by, or acquire, companies with which we do not have contracts. Over the past several years, self-funded employers, TPAs and other managed care companies have experienced significant consolidation. Consolidations by their very nature reduce the number of clients who may need our services. A client involved in a merger or acquisition by a company that is not a client of ours may not renew, and in some instances may terminate, its contract with us. Our clients have been and may continue to be, subject to consolidation pressures.

Our business depends on our intellectual property rights, and if we are unable to protect them, our competitive position may suffer.

We do not have any patents on our technology. Nonetheless, our business plan is predicated on our proprietary systems and technology. Accordingly, protecting our intellectual property rights is critical to our continued success and our ability to maintain our competitive position. We protect our proprietary rights through a combination of trademark, trade secret and copyright law, confidentiality and non-disclosure agreements with our employees, consultants, customers and suppliers, and limiting access to our trade secrets and technology. We cannot assure that the steps we have taken will prevent misappropriation of our technology, which could have a material adverse effect on our competitive position. Also, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our intellectual property by reverse-engineering the functionality of our systems or otherwise obtain and use information that we regard as proprietary. Policing unauthorized use of our intellectual property is difficult and expensive, and we are unable to determine the extent, if any, to which piracy of our intellectual property exists.

In addition, we may have to engage in litigation in the future to enforce or protect our intellectual property rights, and we may incur substantial costs and the diversion of management’s time and attention as a result.

We may become subject to claims that we infringe the intellectual property rights of others, which, even if not successful, could have a material adverse impact on our business.

We could be subject to intellectual property infringement claims from third parties as the number of our competitors grows and our applications’ functionality overlaps with their products. There has been a substantial amount of intellectual property litigation in the information technology industries. While we do not believe that we have infringed or are infringing on any proprietary rights of third parties, we cannot assure that infringement claims will not be asserted against us or that those claims will be unsuccessful. Even if a claim brought against us is ultimately unsuccessful, we could incur substantial costs and diversion of management resources in defending any infringement claims. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages as well as injunctive or other equitable relief that could effectively block our ability to develop and market our products and services. We may be required to license intellectual property from third parties in order to continue using our products, and we cannot assure that we will be able to obtain such licenses on commercially reasonable terms, or at all.

We may be unable to obtain, retain the right to use or successfully integrate third-party licensed technologies necessary for the use of our technology, which could prevent us from offering the products and services which depend upon those technologies.

We depend upon third-party licenses for some of the technology used in our solutions, and intend to continue licensing technologies from third parties. These licenses might not continue to be available to us on commercially reasonable terms or at all. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain or renew any of these licenses could delay development of our new product offerings or prevent us from selling our existing solutions until equivalent technology can be identified, licensed and integrated, or developed by us, and there is no assurance as to when we would be able to do so, if at all. Lack of access to required licenses from third parties could materially harm our business, financial condition and results of operations.

Most of our third-party licenses are non-exclusive. Our competitors may obtain the right to use any of the technology covered by these licenses and use the technology to compete more effectively with us. Our use of third-party technologies exposes us to risks associated with the integration of components from various sources into our solutions, such as unknown software errors or defects or unanticipated incompatibility with our systems and technologies. In addition, if our vendors choose to discontinue support of the licensed technology in the future or are unsuccessful in their continued research and development efforts, are unable to continue their business, decide to discontinue dealings with us or are acquired by a competitor or other party that does not wish to deal with us, we may not be able to modify or adapt our own solutions to use other available technologies in a timely manner, if at all.

We are subject to a number of existing laws, regulations, and industry initiatives, non-compliance with which could adversely affect our business, financial condition and results of operations.

As a participant in the healthcare industry, our operations and relationships, and those of its customers, are regulated by a number of federal, state, provincial and local governmental or regulatory requirements. We are directly subject to these statutes and regulations. We are also impacted by them indirectly, in that our products must be capable of being used by our customers in a manner that complies with those statutory and regulatory requirements. In some situations, our customers are required to ensure us and their compliance with these laws through the terms of our contracts. Our inability to enforce compliance could adversely affect the marketability of our products or expose us to liability. Because the healthcare technology industry as a whole is at a relatively early stage of development, and many of the statutes and regulations that govern the healthcare industry are also relatively recent, the application of many state, provincial and federal regulations to our business operations and to our customers is uncertain. It is possible that a review by courts or regulatory authorities of our business practices or those of our customers could result in a determination that could materially adversely affect us. The laws and regulations that most affect our business and the risks related to these regulations are further discussed in “Business — Government Regulation”.

We cannot predict whether or when future healthcare reform initiatives by US federal or state, Canadian or other foreign regulatory authorities will be proposed, enacted or implemented or what impact those initiatives may have on our business, financial condition or results of operations. Additionally, government regulation could alter the clinical workflow of physicians, hospitals and other healthcare participants, thereby limiting the utility of our products and services to existing and potential customers and resulting in a negative impact on market acceptance of our products and services.

If our security is breached, outsiders could gain access to information we are required to keep confidential, we could be subject to liability and customers could be deterred from using our services.

Our business relies on using the Internet to transmit confidential information. However, the difficulty of securely transmitting confidential information over the Internet has been a significant barrier to engaging in sensitive communications over the Internet, and is an important concern of our existing and prospective customers. Publicized compromise of Internet security, including third-party misappropriation of patient information or other data, or a perception of any such security breach, may deter people from using the Internet for these purposes, which would result in an unwillingness to use our systems to conduct transactions that involve transmitting confidential healthcare information. Further, if we are unable to protect the physical and electronic security and privacy of our databases and transactions, we could be subject to potential liability and regulatory action, our reputation and customer relationships would be harmed, and our business, operations and financial results may be materially adversely affected.

We are highly dependent on senior management and key employees. Competition for our employees is intense, and we may not be able to attract and retain the highly skilled employees that we need to support our business.

Our success largely depends on the skills, experience and continued efforts of our management and other key personnel, and on our ability to continue to attract, motivate and retain highly qualified individuals. Competition for senior management and other key personnel is intense, and the pool of suitable candidates is limited. If we lose the services of one or more of our key employees, we may not be able to find a suitable replacement and our business, financial condition and results of operations could be materially adversely affected.

Our ability to provide high-quality services to our customers also depends in large part upon the experience and expertise of our employees generally. We must attract and retain highly qualified personnel with a deep understanding of the healthcare and healthcare information technology industries. We compete with a number of companies for experienced personnel and many of these companies, including customers and competitors, have greater resources than we have and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to customers and competitors who may seek to recruit them and increases the cost of replacing them. If we are unable to attract or retain qualified employees, the quality of our services could diminish and we may be unable to meet our business and financial goals.

Our actual financial results may vary from our publicly disclosed forecasts.

Our actual financial results may vary from our publicly disclosed forecasts and these variations could be material and adverse. We periodically provide guidance on future financial results. These forecasts reflect numerous assumptions concerning our expected performance, as well as other factors, which are beyond our control and which may not turn out to be correct. Although we believe that the assumptions underlying our guidance and other forward-looking statements were and are reasonable when we make such statements, actual results could be materially different. Our financial results are subject to numerous risks and uncertainties, including those identified throughout these risk factors. If our actual results vary from our announced guidance, the price of our Common Shares may decline, and such a decline could be substantial. We do not undertake to update any guidance or other forward-looking information we may provide.

We may experience fluctuations in our financial results because of timing issues associated with our revenue recognition policy.

A portion of our revenue is derived from system sales, where we recognize revenue upon execution of a license agreement and shipment of the software, as long as all vendor obligations have been satisfied and collection of license fees is probable. As the costs associated with system sales are minimal, revenue and income may vary significantly based on the timing of recognition of revenue. Given that revenue from these projects is often recognized using the percentage of completion method, our revenue from these projects can vary substantially on a monthly and quarterly basis. In addition, certain contracts may contain undelivered elements or multiple deliverables, which may cause the applicable revenue to be deferred over multiple periods. Accordingly, the timing and delivery requirements of customers’ orders may have a material effect on our operations and financial results during any reporting period. In addition, to the extent that the costs required to complete a fixed price contract exceed the price quoted by us, our results may be materially adversely affected.

We may not have sufficient liquidity to fund our future capital requirements, and we may not be able to access additional capital.

Our future capital requirements will depend on many factors, including our product development programs. In order to meet capital requirements in excess of our available capital, we will consider additional public or private financings (including the issuance of additional equity securities). There can be no assurance that additional funding will be available or, if available, that it will be available on commercially acceptable terms. If adequate funds are not available, we may have to substantially reduce or eliminate expenditures for marketing, research and development and testing of our proposed products, or obtain funds through arrangements with partners that require us to relinquish rights to certain of our technologies or products. There can be no assurance that we will be able to raise additional capital if our capital resources are exhausted. A lack of liquidity and an inability to raise capital when needed would have a material adverse impact on our ability to continue our operations or expand our business.

If we are required to write off goodwill or other intangible assets, our financial position and results of operations would be adversely affected.

We have goodwill and other intangible assets of approximately $25.7 million and $27.2 million as of December 31, 2007 and December 31, 2006, respectively. We periodically evaluate goodwill and other intangible assets for impairment. In the future we may take charges against earnings in connection with acquisitions. Any determination requiring the write off of a significant portion of our goodwill or other intangible assets could adversely affect our results of operations and our financial condition.

Our tax filings are subject to possible review, audit and/or reassessment and we may be liable for additional taxes, interest or penalties if the final tax outcome is different from those provided for in our filings.

Although our primary operations are in the United States, we also have operations in Canada. Our income tax liability is therefore a consolidation of the tax liabilities we expect to have in various locations. Our tax rate is affected by the profitability of our operations in all locations, tax rates and systems of the countries in which we operate, our tax policies and the impact of certain tax planning strategies which we have implemented or may implement. To determine our worldwide tax liability, we make estimates of possible tax liabilities. Our tax filings, positions and strategies are subject to review under local or international tax audit and the outcomes of such reviews are uncertain. In addition, these audits generally take place years after the period in which the tax provision in question was provided and it may take a substantial amount of time before the final outcome of any audit is known. Future final tax outcomes could also differ materially from the amounts recorded in our financial statements. These differences could have a material effect on our financial position and our net income in the period such determination is made.

RISKS RELATED TO STOCK

If we are characterized as a passive foreign investment company (“PFIC”), our shareholders may be subject to adverse US federal income tax consequences.

We do not expect to be a PFIC for US federal income tax purposes for our current taxable year. However, we must make a separate determination each year as to whether we are a PFIC and we cannot assure that we will not be a PFIC for our current taxable year or any future taxable year. A non-US corporation generally will be considered a PFIC for any taxable year if either (1) at least 75% of its gross income is passive income or (2) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. The market value of our assets may be determined in large part by the market price of our common shares, which is likely to fluctuate. In addition, the composition of our income and assets will be affected by how, and how quickly, we use the cash we raised in our July 2006 common share offering.

In general, if we are or become a PFIC, any gain recognized on the sale of securities and any “excess distributions” (as specifically defined in the United States Internal Revenue Code of 1986, as amended (the “Code”)) paid on the securities must be ratably allocated to each day in a US taxpayer’s holding period for the securities. The amount of any such gain or excess distribution allocated to prior years of such US taxpayer’s holding period for the securities generally will be subject to US federal income tax at the highest tax applicable to ordinary income in each such prior year, and the US taxpayer will be required to pay interest on the resulting tax liability for each such prior year, calculated as if such tax liability had been due in each such prior year.

Alternatively, a US taxpayer that makes a timely qualified electing fund (“QEF”) election with respect to a PFIC in which the US taxpayer owns shares generally will be subject to US federal income tax on such taxpayer’s pro rata share of the PFIC’s “net capital gain” and “ordinary earnings” (as specifically defined under the Code), regardless of whether such amounts are actually distributed by the PFIC. US taxpayers should be aware that there can be no assurance that we will satisfy record keeping requirements or that we will supply U.S. taxpayers with the required information under the QEF rules, in event that the Company is a PFIC and a U.S. taxpayer wishes to make a QEF election. As a second alternative, a US taxpayer may make a “mark-to-market election” if we are a PFIC and our shares are “marketable stock” (as specifically defined under the Code). In general, a US taxpayer that makes a mark-to-market election generally will include in gross income, for each taxable year in which we are a PFIC, an amount equal to the excess, if any, of (a) the fair market value of the shares as of the close of such taxable year over (b) such U.S. taxpayer’s tax basis in such shares. QEF and mark-to-market elections are generally not available with respect to warrants or convertible securities of a PFIC.

The foregoing description is a general description only, and does not seek to describe in detail the tax consequences to US investors if we should be or become a PFIC, or any other potential US tax consequences of purchasing, holding or disposing of securities of ours. Investors should consult their tax advisors concerning these potential tax consequences.

We may lose our foreign private issuer status in the future, which could result in significant additional costs and expenses to the Company.

In order to maintain our current status as a foreign private issuer (“FPI”) for U.S. securities law purposes, a majority of our common shares must be either directly or indirectly owned by non-residents of the United States, as we do not currently satisfy any of the additional requirements necessary to preserve this status. We may in the future lose our FPI status if a majority of our shares are held in the U.S. and we continue to fail to meet the additional requirements necessary to avoid loss of FPI status. The regulatory and compliance costs to us under U.S. securities laws as a U.S. domestic issuer may be significantly more than the costs the Company incurs as a Canadian foreign private issuer eligible to use the Multi-Jurisdictional Disclosure System (“MJDS”). If we are not a FPI, we would not be eligible to use the MJDS or other foreign issuer forms and would be required to file periodic and current reports and registration statements on U.S. domestic issuer forms with the U.S. Securities and Exchange Commission (“SEC”), which are more detailed and extensive than the forms available to a FPI. We may also be required to prepare our financial statements in accordance with U.S. generally accepted accounting principles. In addition, we may lose the ability to rely upon exemptions from NASDAQ corporate governance requirements that are available to foreign private issuers. Further, if we engage in capital raising activities after losing our FPI status, there is a higher likelihood that investors may require us to file resale registration statements with the SEC as a condition to any such financing.

In the expectation that we may lose our FPI status, we have elected to make U.S. GAAP our primary source of accounting principles effective January 1, 2008. In preparation for such change, for our fiscal year ended December 31, 2007 we will voluntarily file with the SEC an annual report on Form 10-K, which will include our consolidated financial statements prepared in accordance with U.S. GAAP. Beginning with the first quarterly report on Form 10-Q for 2008, we will be required to include a reconciliation to Canadian GAAP for two years, ending with the 2009 annual report on Form 10-K.

RISKS RELATED TO THE NMHC ACQUISITION

Our business may be adversely affected by the NMHC Acquisition and/or the failure to consummate the acquisition.

We have spent significant time and financial resources preparing for the NMHC Acquisition. There are uncertainties and other factors that may affect our business prior to the consummation of the NMHC Acquisition, including:

•	the outcome of any litigation and judicial actions or proceedings that may be instituted against us and others relating to the NMHC Acquisition, including any legislative or regulatory action;

•	management’s attention to our day to day business and potential growth opportunities may be diverted during the pendency of the NMHC Acquisition;

•	uncertainties with respect to the NMHC Acquisition may adversely affect our existing relationships with our employees, customers and vendors; and

•	certain costs relating to the NMHC Acquisition, such as legal, accounting and financial advisory fees, are payable by us whether or not the NMHC Acquisition is completed.

Additionally, there are uncertainties and other factors that may affect the timing of the consummation of the NMHC Acquisition, as well as whether or not the NMHC Acquisition will be consummated at all, including:

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;

•	the failure to satisfy conditions to the consummation of the NMHC Acquisition;

•	the failure of the Company to obtain the necessary financing arrangements; and

•	the failure of the NMHC Acquisition to close for any other reason.

In the event that the NMHC Acquisition is not completed in a timely manner, or at all, we may be subject to several risks, including that the current market price of our common stock may be adversely affected, that our current plans and operations may be disrupted and the potential difficulties related to employee retention as a result of any delay of the completion of the NMHC Acquisition.

The consummation of the NMHC Acquisition is subject to a number of conditions; if these conditions are not satisfied or waived, we will not be able to consummate the transactions contemplated by the Merger Agreement.

The Merger Agreement contains a number of conditions which must be satisfied or waived prior to the closing of the acquisition. These conditions include, among others, (i) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Improvements Act of 1976, as amended, and obtaining other regulatory approvals, (ii) the effectiveness of a registration statement with respect to the issuance of our common stock, (iii) accuracy of the representations and warranties of each of the Company and NMHC, (iv) that no material adverse effect will have occurred with respect to NMHC, and (v) that the Company will have available to it proceeds from a financing on terms consistent with the Debt Commitment Letter or, if unavailable, from an alternative financing described in the Merger Agreement. We cannot assure you that these conditions will be satisfied or waived and consequently whether the NMHC Acquisition will be completed.

The NMHC Acquisition is the largest acquisition we have proposed to date. We will face challenges integrating NMHC’s operations and technology and may not realize anticipated benefits.

The NMHC Acquisition is the largest acquisition we have proposed to date. There is a risk that, due to the size of the acquisition, we will be unable to effectively integrate NMHC into our operations, which would result in fewer benefits to us from this acquisition than are currently anticipated as well as increased costs. The NMHC Acquisition involves numerous integration risks, including:

•	difficulties in the assimilation of operations, services, products and personnel;

•	the diversion of management’s attention from other business concerns;

•	the potential loss of key employees;

•	the consolidation of functional areas, such as sales and marketing operations;

•	possible inconsistencies in standards, controls, procedures and policies, business cultures and compensation structures between NMHC and the Company;

•	the integration and management of the technologies and products of the two companies, including the consolidation and integration of information systems; and

•	the coordination of geographically separate organizations.

If the integration is not successful, or if we fail to implement our business strategy with respect to the acquisition, we may not be able to achieve expected results, we may not be able to support the amount of consideration paid for NMHC, and our business, financial condition and results of operations may be adversely effected.

Among the factors considered by our board of directors in connection with their approval of the merger agreement were the benefits that could result from the transaction. We cannot give any assurance that these benefits will be realized within the time periods contemplated or even that they will be realized at all.

If we experience a high turnover rate of NMHC employees after the acquisition, we may not be able to effectively integrate their operations and technology.

In order to successfully integrate NMHC’s operations and technology into our own, we will require the continued services of NMHC’s sales, software development and professional services employees after the acquisition. The pool of qualified personnel with experience in the healthcare and the healthcare information technology industries is limited. Competition for such qualified personnel can be intense, and we might not be successful in retaining NMHC’s employees. If we experience a high turnover rate for NMHC employees, we may not be able to effectively integrate NMHC’s systems and operations.

We may fail to attract new customers or lose current customers as a result of the NMHC Acquisition.

The NMHC Acquisition may cause disruptions, including potential loss of customers and other business partners, in our or NMHC’s business, which could adversely affect our business, financial condition and results of operations. We may experience difficulty in supporting and transitioning NMHC’s customers, and, consequently, certain of our current or potential new customers may cancel or defer requests for our services. If we fail to attract new customers or generate additional business from our current customers, we may not achieve our planned growth.

The market price of our common shares may decline following the transaction.

The market price of our common shares may decline following the transaction as a result of any number of factors, including:

•	if the integration efforts are unsuccessful, are more difficult than expected or longer than expected;

•	if the expected benefits of the acquisition of NMHC are not achieved as rapidly or to the extent anticipated by financial analysts or investors;

•	if the effect of the acquisition of NMHC on our financial results is not consistent with the expectations of financial analysts or investors;

•	changes in key management personnel;

•	changes in the business, operations or our prospects, including as a result of actions by competitors;

•	litigation and/or regulatory developments; and

•	general market and economic conditions.

Many of these factors are beyond our control.

In connection with the NMHC Acquisition, we estimate that the Company will issue approximately 2.9 million additional shares of the Company’s common stock. The increase in the number of shares of issued Company common stock may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, our common stock.

The consummation of the NMHC Acquisition and future acquisitions may result in potentially dilutive issuances of our common stock.

After completion of the Merger, our current stockholders will own a smaller percentage of the combined company and its voting stock than they currently own. It is possible that the price of the common stock of the combined company will decrease following consummation of the Merger. To the extent that the price our common stock declines as a result of the belief that the value of the stock to be issued in connection with the Merger is greater than the value of the Company’s business, together with any synergies to be achieved from its combination with NMHC, the Merger could have a dilutive effect on the value of the common stock held by current Company stockholders.

If the NMHC Acquisition is completed we will assume all of NMHC’s liabilities, including contingent liabilities. If these liabilities are greater than expected, or if there are unknown NMHC obligations, our business, financial condition and results of operations could be adversely affected.

As a result of the NMHC Acquisition, the Company will assume all of NMHC’s liabilities, including contingent liabilities. We may learn additional information about NMHC’s business that adversely affects us after we acquire NMHC or issues that could affect our ability to comply with applicable laws and regulatory requirements, including laws and regulations governing the healthcare industry. Among other things, if NMHC’s liabilities are greater than expected, or if there are obligations of NMHC of which we are not aware at the time of completion of the acquisition, our business, financial condition and results of operations could be adversely affected.

Failure to obtain the approval of governmental authorities or consent of third parties under contracts of NMHC could have an adverse effect on our business following completion of the Merger.

There are a number of licenses held by NMHC and contracts to which NMHC is a party that provide that NMHC must obtain the approval of the governmental authority issuing the license or the consent of the other party to the contract, as the case may be, in connection with completion of the transaction. It is not a condition to completion of the transactions that each of these consents under these contracts be obtained or that the approval of the applicable governmental authority that issued the license be obtained, unless in the case of the licenses failure to obtain such approval would make the Merger illegal or would, individually or in the aggregate have a material adverse effect on NMHC or, after the transactions, the Company. Failure to obtain these consents and approvals could have an adverse effect on the Company.

Indebtedness incurred in connection with the NMHC Acquisition could have an adverse effect on our operations and financial condition.

In connection with the NMHC Acquisition we will enter into new $58 million Senior Secured Credit Facilities. Our significantly increased debt level and related debt service obligations following the acquisition, if consummated and will be highly leveraged following completion of the Merger:

•	will require us to dedicate significant amounts of our cash flow to the payment of principal and interest on our debt which will reduce the funds we have available for other purposes;

•	will limit our liquidity and operational flexibility in changing economic, business and competitive conditions which could require us to defer planned capital expenditures, reduce discretionary spending, and/or defer acquisitions or other strategic opportunities;

•	will impose on us additional financial and operational restrictions;

•	limit our ability to compete with companies that are not as highly leveraged, or whose debt is at more favorable interest rates and other terms and that, as a result, may be better positioned to withstand economic downturns; and

•	will expose us to increased interest rate risk due to variable interest rates under the Credit Facilities.

Our financial and operating performance is subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond our control. There can be no assurances that we will generate sufficient cash flow from operations or that future borrowings will be available to pay indebtedness or to fund our other liquidity needs.

We may not be able to generate sufficient cash to service the indebtedness incurred in connection with the NMHC Acquisition.

Our ability to make scheduled payments on our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. Based on our current and projected operations, we believe our cash flow from operations, available cash and available borrowings will be adequate to meet our liquidity needs for the foreseeable future. There can be no assurances, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund other liquidity needs.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations or seek additional capital. We cannot assure you that we would be able to take any of these actions or that these actions would be successful and permit us to meet our scheduled debt service obligations. If we cannot make scheduled payments on our debt, we will be in default, and as a result our lenders could declare all outstanding principal and interest to be due and payable, foreclose against the assets securing our borrowings from them and we could be forced into bankruptcy or litigation.

The terms of the Company’s proposed financing agreements impose many restrictions on the Company. If the Company fails to comply with any of these restrictions following the Merger, if consummated, could result in acceleration of the Company’s debt.

The operating and financial restrictions and covenants set forth in the Company’s proposed financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in new business activities. The existing and proposed debt agreements restrict the Company’s ability to, among other things:

•	incur liens;

•	make loans;

•	incur additional indebtedness or make guarantees;

•	make acquisitions and investments;

•	amend or otherwise alter debt and other material agreements; and

•	engage in asset sales.

In addition, the Company’s proposed financing agreements require that the Company comply with certain financial covenants, including certain financial ratios. As a result of these covenants and ratios, the Company will be limited in the manner in which it can conduct its business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. Accordingly, these restrictions may limit our ability to successfully operate the business. A failure to comply with these restrictions or to maintain the financial ratios contained in the existing and proposed debt agreements could lead to an event of default that could result in an acceleration of the indebtedness. We cannot assure you that our future operating results will be sufficient to ensure compliance with the covenants in the proposed debt agreements or to remedy any such default.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s principal business operations are conducted from a 65,782 square foot leased office facility located at 2441 Warrenville Road, Suite 610 in Lisle, Illinois (outside of Chicago). This lease expires in January 2018.

The Company also leases the following office space related to its various U.S. locations:

•	22,487 square feet of office space at 738 Louis Drive, Warminster, Pennsylvania, which was assumed as a result of the HBS acquisition in 2004 and which expires in September 2008.

•	9,846 square feet of office space located at 8444 North 90th Street, Suite 100, Scottsdale, Arizona, which expires in February 2012.

•	11,127 square feet of office space located at 3025 Windward Plaza, Suite 200, Alpharetta, Georgia (outside of Atlanta), which expires in September 2012.

The Company’s Canadian operations are conducted primarily from an 8,100 square foot leased facility at 555 Industrial Drive in Milton, Ontario, which expires in May 2008. In addition, the Company leases 3,272 square feet of office space located at 3960 Quadro Street, Suite 505 in Victoria, British Columbia. This lease expires in March 2011.

We believe these properties are adequate for the Company’s current operations.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we become subject to legal proceedings and claims in the ordinary course of business. Such claims, even if without merit, could result in the significant expenditure of our financial and managerial resources. We are not aware of any legal proceedings or claims that we believe will, individually or in the aggregate, materially harm our business, results of operations, financial condition or cash flows.

ITEM 4.	SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the Toronto Stock Exchange (“TSX”) and NASDAQ Global Market (“NASDAQ”) under the symbol “SXC” and “SXCI,” respectively. Price information given for the TSX has been adjusted to give effect to the Company’s four-to-one share consolidation, which occurred on June 5, 2006. Amounts related to trading on the TSX are given in Canadian dollars. The following table sets forth for each period indicated the high and low closing prices for the Company’s common stock on the TSX:

	High		Low

2006
First quarter	C$	16.80	C$	10.40
Second quarter	C$	18.12	C$	12.30
Third quarter	C$	19.10	C$	12.75
Fourth quarter	C$	23.47	C$	17.30
2007
First quarter	C$	25.04	C$	20.83
Second quarter	C$	30.62	C$	22.05
Third quarter	C$	31.50	C$	15.65
Fourth quarter	C$	15.00	C$	11.60

The Company’s common stock began trading on the NASDAQ on June 23, 2006. The following table sets forth for each period indicated the high and low closing prices for the Company’s common stock on the NASDAQ:

	High	Low

2006
June 23 through June 30	$11.80	$10.90
Third quarter	$17.11	$11.32
Fourth quarter	$20.52	$15.33
2007
First quarter	$21.20	$17.91
Second quarter	$28.77	$19.08
Third quarter	$31.38	$15.63
Fourth quarter	$15.95	$11.45

On March 6, 2008, the closing sale price of the common stock, as reported by the TSX and NASDAQ was Cdn.$11.86 and $12.04 per share, respectively. As of March 6, 2008, there were approximately 4,766 holders of the Company’s common stock either of record or in street name.

Dividend Policy

The Company has never paid a dividend on its common stock and has no present intention on commencing the payment of cash dividends. It is possible that the Board could determine in the future, based on the Company’s financial and other relevant circumstances at that time, to pay dividends.

Stock Performance Graphs

The following graph shows a two-year comparison of cumulative returns for the Company’s stock, as compared to the Nasdaq Composite Index, as of December 31 of each year indicated. The graph assumes an initial investment of $100 was made on June 13, 2006 (the date of the initial public offering).

	Cumulative Total Return
	6/13/2006	2006	2007
SXC	$100.00	$143.46	$103.13

Nasdaq Composite	$100.00	$116.54	$127.98

S&P Healthcare index	$100.00	$111.91	$117.94

The following graph shows a five-year comparison of cumulative returns for the Company’s stock, as compared to TSX Composite Index, as of December 31 of each year indicated. The graph assumes an initial investment of $100 was made on January 2, 2003.

	Cumulative Total Return
	1/2/2003	2003	2004	2005	2006	2007
SXC	$100.00	$371.43	$201.43	$392.86	$837.14	$520.00

TSX Composite	$100.00	$124.29	$139.79	$170.42	$195.15	$209.13

S&P/TSX Capped Health Care Index	$100.00	$115.10	$95.05	$91.21	$92.17	$68.90

The information in this “Performance Graph” section shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

Recent Sales of Unregistered Securities

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data as at December 31, 2007, 2006 and 2005 and for each of the years in the three year period ended December 31, 2007 has been derived from the audited financial statements of the Company prepared in accordance with U.S. GAAP contained elsewhere in this annual report. The selected financial data as at December 31, 2004 and for the year ended December 31, 2004 has been constructed from the fiscal 2004 audited financial statements of the Company prepared in accordance with Canadian GAAP and reconciled to U.S. GAAP. Selected financial data for fiscal 2007, 2006, 2005, and 2004 is in accordance with U.S. GAAP. Selected financial data as at and for the 10 month period ended December 31, 2003 is presented in accordance with Canadian GAAP. The Company is unable to present these amounts in accordance with U.S. GAAP without unreasonable effort and expense. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements, including notes thereto.

					Ten Months Ended
	For the Years Ended December 31,				December 31,
	2007(6)	2006(4)(5)	2005(3)	2004(2)(5)	2003(1)
	(In thousands except per share data)

Statement of Operations Data:
Revenue	$93,171	$80,923	$54,123	$33,042	$28,689
Net income	$13,146	$13,647	$7,722	$2,294	$2,910
Net income per share, basic	$0.63	$0.73	$0.52	$0.19	$0.27
Net income per share, diluted	$0.61	$0.69	$0.50	$0.18	$0.25
Weighted average common shares outstanding:
Basic	20,755,372	18,710,370	14,805,857	11,844,391	10,871,681
Diluted	21,562,754	19,700,139	15,437,138	12,406,018	11,588,050
Balance Sheet Data:
Total assets	$159,479	$131,415	$81,304	$70,759	$31,989
Long-term debt	$—	$—	$13,103	$14,184	$8,162
Total stockholders’ equity	$132,457	$111,490	$59,471	$32,553	$17,844

Notes:

(1)	Information is derived from the audited financial statements for the 10 months ended December 31, 2003 prepared in accordance with Canadian GAAP. On October 14, 2003, the Board of Directors of the Company approved a change in the Company’s year end from February 28 to December 31.

(2)	On December 17, 2004, the Company, through a wholly-owned subsidiary, acquired all of the outstanding shares of Health Business Systems, Inc. (“HBS”), based in Warminster, Pennsylvania, which provides retail pharmacy management systems and workflow technology. The results of operations of the acquired business are included from the date of acquisition on December 17, 2004 and for the entire year subsequently. Refer to Note 5 of the consolidated financial statements for more information.

(3)	On November 29, 2005, the Company completed a public offering in Canada of 2,250,000 common shares at a price of Cdn$10.00 per common share. The gross proceeds of the offering were $19,231,000 (Cdn.$22,500,000) Share issuance costs were approximately $1,300,000..

(4)	On June 22, 2006, the Company completed a public offering in Canada and the U.S. of 3,200,000 common shares at a price of Cdn.$13.50 per common share. The gross proceeds of the offering were $38,660,000 (Cdn.$43,200,000), excluding underwriting fees and issuance costs of $2,596,000 and $1,384,000, respectively..

(5)	As of January 1, 2004, the Company adopted the fair value method of accounting for stock-based compensation accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation. In addition, effective January 1, 2006, the Company is required to apply the provisions of FASB Statement No. 123R, Share based Payment. Both standards were adopted using the modified-prospective transition method and, as a result, no stock based compensation expense was recorded for the ten months ended December 31, 2003. Refer to Note 2(t) of the consolidated financial statements for more information.

(6)	Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes and, as a result, the Company recognized an adjustment in the liability for unrecognized income tax benefits of $155,000 as a reduction in the beginning balance of retained earnings that the other years do not consider.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management Discussion and Analysis (“MD&A”) of SXC Health Solutions Corp., formerly Systems Xcellence, Inc. (the “Company”) should be read in conjunction with the audited consolidated financial statements. This MD&A also contains forward looking statements and should be read in conjunction with the risk factors described in Item 1A “Risks Factors.”

Certain information in this MD&A, in various filings with regulators, in reports to shareholders and in other communications is forward-looking within the meaning of certain securities laws and is subject to important risks, uncertainties and assumptions. This forward-looking information includes, amongst others, information with respect to the Company’s objectives and the strategies to achieve those objectives, as well as information with respect to the Company’s beliefs, plans, expectations, anticipations, estimates and intentions. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include, but may not be limited to, the ability of the Company to adequately address: the risks associated with further market acceptance of the Company’s products and services; its ability to manage its growth effectively; its reliance on key customers and key personnel; industry conditions such as consolidation of customers, competitors and acquisition targets; the Company’s ability to acquire a company, manage integration and potential dilution; the impact of technology changes on its products/service offerings, including impact on the intellectual property rights of others; the impacts of regulation and legislation changes in the healthcare industry; and the sufficiency and fluctuations of its liquidity and capital needs.

When relying on forward-looking information to make decisions, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. In making the forward-looking statements contained in this MD&A, the Company does not assume any significant acquisitions, dispositions or one-time items. It does assume, however, the renewal of certain customer contracts. Every year, the Company has major customer contracts that it needs to renew. In addition, the Company also assumes new customer contracts. In this regard, the Company is pursuing large opportunities that present a very long and complex sales cycle which substantially affect its forecasting abilities. The Company has assumed a certain timing for the realization of these opportunities which it thinks is reasonable but which may not be achieved. Furthermore, the pursuit of these larger opportunities does not ensure a linear progression of revenue and earnings since they may involve significant up-front costs followed by renewals and cancellations of existing contracts. The Company has assumed certain revenues which may not be realized. The Company has also assumed that the material factors referred to in the previous paragraph will not cause such forward-looking information to differ materially from actual results or events. The foregoing list of factors is not exhaustive and is subject to change and there can be no assurance that such assumptions will reflect the actual outcome of such items or factors. For additional information with respect to certain of these and other factors, refer to the risks and uncertainties section of Item 1A of this Form 10-K.

THE FORWARD-LOOKING INFORMATION CONTAINED IN THIS MD&A REPRESENTS THE COMPANY’S CURRENT EXPECTATIONS AND, ACCORDINGLY, IS SUBJECT TO CHANGE. HOWEVER, THE COMPANY EXPRESSLY DISCLAIMS ANY INTENTION OR OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING INFORMATION, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS REQUIRED BY APPLICABLE LAW.

All figures are in U.S. dollars unless otherwise stated.

Overview

Effective June 27, 2007, the Company changed its name to SXC Health Solutions Corp. from Systems Xcellence, Inc. and was continued under the Business Corporations Act (Yukon). Shareholders approved the name change and the continuance at the annual and special meeting of shareholders held on May 16, 2007.

The Company is a leading provider of healthcare information technology solutions and services to providers, payers and other participants in the pharmaceutical supply chain in North America. The Company’s product offerings include a wide range of pharmacy benefit management services and software products for managing prescription drug programs and for drug prescribing and dispensing. The Company’s solutions are available on a license basis with on-going maintenance and support or on a transaction fee basis using an Application Service Provider (“ASP”) model. The Company’s payer customers include over 70 managed care organizations, Blue Cross Blue Shield organizations, government agencies, employers and intermediaries such as Pharmacy Benefit Managers. The Company’s provider customers include over 1,400 independent, regional chain, institutional, and mail-order pharmacies. The solutions offered by the Company’s services assist both payers and providers in managing the complexity and reducing the cost of their prescription drug programs and dispensing activities.

The Company’s profitability depends primarily on revenue derived from transaction processing services, software license sales, hardware sales, maintenance, and professional services. Recurring revenue remains a cornerstone of the Company’s business model and consists of transaction processing services and maintenance. Growth in revenue from recurring sources has been driven primarily by growth in the Company’s transaction processing business in the form of claims processing and pharmacy benefit administrative services (InformedRx) for its payer customers and switching services for its provider customers. Through the Company’s transaction processing business, where the Company is generally paid based on the volume of transactions processed, the Company continues to benefit from the growth in pharmaceutical drug use in the United States. The Company believes that aging demographics and increased use of prescription drugs will continue to benefit the transaction processing business. In addition to benefiting from this industry growth, the Company continues to focus on increasing recurring revenue in the transaction processing segment by adding new transaction processing customers to its existing customer base. The recognition of revenue depends on various factors including the type of service provided, contract parameters, and any undelivered elements. For information on the Company’s revenue recognition policies see the “Critical Accounting Policies and Estimates” section of this MD&A.

The Company’s expenses primarily consist of cost of revenue, product development costs and selling, general and administrative (“SG&A”) costs. Cost of revenue includes costs related to the products and services provided to customers and costs associated with the operation and maintenance of the transaction processing centers. These costs include salaries and related expenses for professional services personnel, transaction processing centers’ personnel, customer support personnel, any hardware or equipment sold to customers and depreciation expense related to its data center operations. Product development costs consist of staffing expenses to produce enhancements and new initiatives. SG&A costs relate to selling expenses, commissions, marketing, network administration and administrative costs, including legal, accounting, investor relations and corporate development costs.

2007 Financial Highlights

For the year ended December 31, 2007, the Company’s financial position and growth prospects continued to strengthen in a number of key areas. Selected financial highlights for the years ended 2007 and 2006 are noted below:

•	Total revenue increased $12.3 million, or 15%, to $93.2 million for the year ended December 31, 2007 from $80.9 million for the same period in 2006.

•	Recurring revenue (consisting of transaction processing and maintenance revenue) for the year ended December 31, 2007 represented 76% of total revenue as compared to 66% for the same period in 2006. Recurring revenue increased 32% to $70.7 million for the year ended December 31, 2007 from $53.7 million for the same period in 2006.

•	Transaction processing revenue for the year ended December 31, 2007 increased $15.5 million, or 40%, to $54.3 million as compared to the same period in 2006.

•	Maintenance revenue, which consists of maintenance contracts on system sales, increased $1.6 million, or 11%, to $16.5 million for the year ended December 31, 2007 compared to the same period in 2006.

•	Non-recurring revenue (consisting of professional services and systems sales revenue) decreased $4.8 million for the year ended December 31, 2007 to $22.4 million, representing 24% of total revenue, as compared to $27.2 million, or 34% of total revenue, for the same period in 2006.

•	Net interest income increased $3.5 million for the year ended December 31, 2007 primarily due to the proceeds from the June 2006 equity offering.

•	The Company reported net income of $13.1 million, or $0.61 per share (fully-diluted) for the year ended December 31, 2007 compared to $13.6 million, or $0.69 per share (fully-diluted) for the same period in 2006.

Pending Acquisition

On February 26, 2008, the Company announced that it had entered into a definitive agreement to acquire National Medical Health Card Systems, Inc. (“NMHC”). Pursuant to the merger agreement, Comet Merger Corporation, a newly-formed, wholly-owned subsidiary of the Company, has agreed to commence an exchange offer to acquire all of the outstanding shares of common stock of NMHC. The purchase price will be funded with a combination of cash and the Company’s stock, resulting in an estimated transaction value, as of February 25, 2008, of $143 million, or $11.00 per common and convertible preferred share of NMHC. The boards of directors of both companies have unanimously approved the transaction. In addition, NMHC’s majority shareholders, representing approximately 55% of the total NMHC shares outstanding on an as-converted basis, have agreed to tender their shares into the offer, pursuant to the terms of stockholder agreements entered into in connection with the execution of the merger agreement.

The acquisition is expected to close in the second quarter of 2008, and is subject to various closing conditions, including a requisite number of shares of NMHC common stock being tendered into the offer, the Company obtaining financing pursuant to a commitment letter and regulatory approvals. If not completed, the exchange offer will be followed by a back-end merger for the same consideration as that offered in the exchange offer. Under certain circumstances, the Company and NMHC have agreed that the Company will terminate the exchange offer and will instead seek to consummate the acquisition of NMHC by a one-step merger following the adoption of the merger agreement by NMHC’s stockholders.

Pursuant to the merger agreement, NMHC stockholders will receive $7.70 in cash and 0.217 shares of the Company’s common stock for each share of NMHC common stock tendered into the offer. The amount of Company common stock to be exchanged for each share of NMHC common stock tendered in the offer is fixed at 0.217, and therefore will not change based on fluctuations or changes in the market price of either companies’ stock. The Company will issue approximately 2.9 million shares of its common stock for the transaction to be completed. In addition, the Company intends to finance a portion of the purchase price through a new $48.0 million secured term loan and a $10.0 million secured revolving credit facility.

US Corp. has received a debt commitment letter, dated as of February 25, 2008, from General Electric Capital Corporation (“GE Capital”), pursuant to which, subject to the conditions set forth therein GE Capital has agreed to provide US Corp. senior secured financing of $58 million, consisting of a $10 million senior secured revolving credit facility and a $48 million senior secured term loan. The financing will be used solely to pay the cash consideration for the offer and the second step merger as well as related transaction fees and, in the case of the senior secured revolving credit facility, for working capital and general corporate and similar purposes.

The debt commitment expires on August 1, 2008. The documentation governing the senior secured revolving credit facility and senior secured term loan has not been finalized and, accordingly, the actual terms of such facilities may differ from those described.

Results of Operations

Year ended December 31, 2007 as compared to year ended December 31, 2006

Revenue

The Company’s revenue breaks down into the following components for the years ended December 31, 2007 and 2006 (in thousands):

Products and Services	2007	2006

Recurring
Transaction Processing	$54,273	$38,767
Maintenance	16,476	14,931

Total Recurring	70,749	53,698
Non-Recurring
Professional Services	14,031	16,915
System Sales	8,391	10,310

Total Non-Recurring	22,422	27,225

Total Revenue	$93,171	$80,923

	2007	2006

Recurring services:
Revenue	$70,749	$53,698
Cost of revenue	30,432	22,879

Gross margin	40,317	30,819

Gross margin%	57%	57%
Non-Recurring services:
Revenue	22,422	27,225
Cost of revenue	9,163	11,150

Gross margin	$13,259	$16,075

Gross margin%	59%	59%

Total revenue increased $12.3 million, or 15%, to $93.2 million for the year ended December 31, 2007 from $80.9 million for the year ended December 31, 2006. On a percentage basis, recurring revenue accounted for 76% and 66% of consolidated revenue for 2007 and 2006, respectively. Recurring revenue consists of transaction processing and maintenance revenue.

Recurring Revenue:  Recurring revenue increased 32% to $70.7 million for the year ended December 31, 2007 from $53.7 million in 2006. This increase is due primarily to growth in the transaction processing business from the Company’s full service InformedRx offerings of claims processing and pharmacy benefit management services for the Company’s payer customers as a result of new customers, increased volumes from existing customers and maintenance services for license customers. Recurring revenue is subject to fluctuations caused by the following: the number and timing of new customers, fluctuations in transaction volumes, possible termination of contracts and the possibility that customers do not renew current contracts at the end of the term, and new customer contracts.

Transaction processing revenue, which consists of claims processing and pharmacy benefit management services, increased $15.5 million, or 40%, to $54.3 million for the year ended December 31, 2007 compared to the same period in 2006 due to the addition of new customers, as well as growth in the volume of transactions processed for existing customers. During 2007, the Company processed 404.4 million transactions compared to 310.2 million transactions processed for the same period in 2006.

Maintenance revenue, which consists of maintenance contracts on system sales, increased $1.6 million, or 11%, to $16.5 million for the year ended December 31, 2007 compared to the same period in 2006, primarily due to ongoing maintenance on a larger existing customer base as a result of continued system sales.

Non-Recurring Revenue:  Non-recurring revenue decreased 18% to $22.4 million, or 24% of total revenue, for the year ended December 31, 2007 from $27.2 million, or 34% of total revenue, for the year ended December 31, 2006.

Non-recurring revenue for 2006 was bolstered by professional services for the implementation of Medicare Part D programs for the Company’s customers. The reduction of these professional services provided during 2007 resulted in a decrease in non-recurring revenue for the year ended December 31, 2007 as compared to the same period last year.

Professional services revenue decreased $2.9 million, or 17%, to $14.0 million for the year ended December 31, 2007 compared to the same period in 2006. Professional services revenue is derived from providing support projects for both system sales and transaction processing clients, on an as-needed basis. These revenues are dependent on customers continuing to require the Company to assist them on both fixed bid and time and materials basis.

System sales are derived from license upgrades and additional applications for existing and new clients as well as software and hardware sales to pharmacies that purchase the Company’s pharmacy system. Systems sales revenue decreased $1.9 million, or 19%, to $8.4 million for the year ended December 31, 2007 compared to the same period in 2006 primarily due to fewer upgrades for existing clients with tiered license upgrade fees, which are linked to the transaction processing volumes.

Cost of Revenue

Cost of revenue increased 16% to $39.6 million for the year ended December 31, 2007 from $34.0 million for the year ended December 31, 2006. The increase is due primarily to personnel and support costs related to the growing transaction processing business. Cost of revenue includes depreciation expense of $1.5 million and $0.9 million for 2007 and 2006, respectively. This increase is due to data center hardware purchases resulting from an increase in data center capacity required to support the higher transaction processing volume.

In addition, cost of revenue includes stock-based compensation cost of $335,000 and $376,000 for 2007 and 2006, respectively. Stock-based compensation cost for 2007 includes a one-time adjustment of $12,000 in additional expense related to the incorrect determination of the accounting measurement date for options granted to new employees prior to November 2006. No restatement of prior periods is required as the amount is not material to the prior year or current year earnings. The overall decrease in stock-based compensation cost is primarily a result of fewer grants to applicable employees, partially offset by a higher fair value per option granted in 2007 as compared to 2006.

Gross Profit

Gross profit margin was 58% for the year ended December 31, 2007 compared to 58% for the year ended December 31, 2006. Gross profit remained consistent compared to prior year. During 2007 lower system sales, the majority of which is comprised of high margin upgrades to existing license customers were offset by an increase in higher-margin transaction processing revenue, among other things.

Product Development Costs

Product development costs for the year ended December 31, 2007 were $10.2 million, representing 11% of revenue, compared to $8.9 million, or 11% of revenue, for the year ended December 31, 2006. Product development continues to be a key focus of the Company as it continues to pursue development efforts for enhancements of existing products, as well as the development of new offerings, to support its market expansion.

Product development costs include stock-based compensation cost of $283,000 and $186,000 for 2007 and 2006, respectively. The increase is due primarily to a higher fair value per option granted in 2007 as compared to 2006.

Selling, General and Administration Costs

SG&A costs for the year ended December 31, 2007 were $26.5 million, or 28% of revenue, compared to $18.7 million, or 23% of revenue, for the year ended December 31, 2006. SG&A costs for 2007 included severance costs of approximately $0.4 million resulting from a re-alignment plan to optimize its cost structure and enhance its growth prospects. The Company reduced its workforce in the third quarter of 2007 by approximately 7% to generate cost savings, of which a portion will be re-deployed to support the fastest growing segments of the Company’s business. The Company currently has reporting obligations in both Canada and the U.S., and has engaged advisors to assist in the preparation of Sarbanes-Oxley control certifications. These additional costs as well as the costs related to the addition of new sales, marketing, finance, and administration resources during the first part of the year to support the growth of the Company’s operations resulted in higher SG&A costs for 2007 as compared to 2006.

SG&A costs include stock-based compensation cost of $2.4 million and $1.3 million for 2007 and 2006, respectively. Stock-based compensation cost for 2007 includes a one-time adjustment of $220,000 in additional expense related to the incorrect determination of the accounting measurement date for options granted to new employees prior to November 2006. No restatement of prior periods is required as the amount is not material to the prior year or current year earnings. The remaining increase is due primarily to more options granted and a higher fair value per option in 2007 as compared to 2006.

Depreciation

The Company’s depreciation expense relates to the purchase of PP&E for all areas of the Company except for those related to the cost of revenue functions. Depreciation related to cost of revenue has been included in that line item on the consolidated statements of operations as noted above in the section “Cost of Revenue.” Depreciation expense increased $0.9 million to $2.5 million for the year ended December 31, 2007 from the year ended December 31, 2006 due primarily to the purchase of assets related to the improvements of the Company’s locations in Scottsdale, Arizona and Lisle, Illinois.

Lease Termination Charge

In March 2006, the Company entered into a new operating lease for office space in Lisle, Illinois. The lease was effective February 1, 2007 and carries a term of 11 years. The Company gave notice to the lessor of the Company’s office located in Lombard, Illinois, to terminate the lease effective March 31, 2007, which was subject to an early termination fee of $0.8 million. The Company received $0.8 million from its new landlord and subsequently paid for the lease termination fee which was expensed in the first quarter of 2006. The amount received will be recognized over the term of the lease as a reduction of rent expense.

Interest Income and Expense

Interest income increased to $4.7 million for the year ended December 31, 2007 from $2.9 million for the year ended December 31, 2006 due to additional cash balances available for investment primarily from the Company’s equity offering in June 2006. Interest expense decreased to $0.1 million for 2007 from $1.9 million for the same period in 2006 due to the repayment of the Company’s long-term debt obligation using proceeds from the June 2006 equity offering.

Income Taxes

The Company’s effective tax rate for the years ended December 31, 2007 and 2006 was 25% and 17%, respectively. The effective rate for 2007 was higher primarily due to a higher statutory rate as compared to 2006, partially offset by $0.9 million related to Scientific Research and Experimental Development (“SRED”) credits utilized. In addition, during 2007 the Company recorded a $0.8 million tax liability, since the Company does not plan to indefinitely reinvest certain undistributed earnings of its U.S. operations. The liability was $0.6 million at December 31, 2007. There was no corresponding amount accrued in 2006.

Taxable benefits utilized by the Company as a result of historical net operating losses (“NOLs”) and tax-related temporary differences are recognized in accordance with SFAS No. 109, Accounting for Income Taxes. In assessing the realizability of deferred tax assets (“DTAs”), management considers whether it is more likely than not that some portion or all of the DTAs will be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible, in addition to management’s tax planning strategies.

The Company’s DTA before a valuation allowance was $11.7 million at December 31, 2007 compared to $7.6 million at December 31, 2006. Of the $11.7 million of DTA, $7.4 million related to the Canadian operations (2006 - $3.6 million). The increase in the DTA was attributed to the Canadian operations, and was primarily due to deductible temporary differences arising from foreign exchange translation loss on intercompany debt amounting to $3.4 million, the recognition of investment tax credits of $0.6 million and deductible scientific research and development expenses of $1.9 million, offset by a net reduction in deductible temporary differences relating to PP&E and intangible assets of approximately $0.8 million.

The balance of the valuation allowance was $5.3 million at December 31, 2007 compared to $3.1 million at December 31, 2006. All of the valuation allowance is related to the DTA arising from the Canadian operations. In the second and third quarters of 2007, $3.6 million of the valuation allowance was released as it was determined by management that DTAs relating to Canadian NOLs are “more likely than not” to be realized in the balance of the current year and in future periods as a result of tax planning strategies that management expected to implement. This assessment was revised at year end and the valuation allowance was increased in the fourth quarter of 2007 by approximately $5.8 million due to an increase in the DTAs during the quarter and a change in the Company’s tax planning strategies, which is estimated to result in lower taxable income in the Canadian operations. Consequently, the Company has increased its valuation allowance as the Company does not believe that it is more likely than not that it will be able to realize its entire DTA relating to the Canadian operations. The amount of this valuation allowance is subject to adjustment by the Company in future periods based upon its assessment of evidence supporting the degree of probability that DTAs will be realized.

Net Income

The Company reported net income of $13.1 million for the year ended December 31, 2007, representing $0.61 per share (fully-diluted) compared to net income of $13.6 million, or $0.69 per share (fully-diluted), for the year ended December 31, 2006. Net income decreased $0.5 million primarily due to a $1.5 million increase in income tax expense and an $9.3 million increase in expenses, in particular SG&A costs, offset by a $3.5 million increase in net interest income and a $6.7 million increase in gross profit.

Year ended December 31, 2006 as compared to year ended December 31, 2005

Revenue

The Company’s revenue breaks down into the following components for the years ended December 31, 2006 and 2005 (in thousands):

Products and Services	2006	2005

Recurring
Transaction Processing	$38,767	$21,446
Maintenance	14,931	13,343

Total Recurring	53,698	34,789
Non-Recurring
Professional Services	16,915	11,109
System Sales	10,310	8,225

Total Non-Recurring	27,225	19,334

Total Revenue	$80,923	$54,123

	2006	2005

Recurring services:
Revenue	$53,698	$34,789
Cost of revenue	22,879	14,141

Gross margin	30,819	20,648

Gross margin %	57%	59%
Non-Recurring services:
Revenue	27,225	19,334
Cost of revenue	11,150	7,500

Gross margin	$16,075	$11,834

Gross margin %	59%	61%

Total revenue increased $26.8 million, or 50%, to $80.9 million for the year ended December 31, 2006 from $54.1 million for the year ended December 31, 2005. On a percentage basis, recurring revenue accounted for 66% and 64% of consolidated revenue for the years ended December 31, 2006 and 2005, respectively. Recurring revenue consists of transaction processing and maintenance revenue.

Recurring Revenue:  Recurring revenue increased 54% to $53.7 million for the year ended December 31, 2006 from $34.8 million in 2005. This increase is due primarily to growth in the transaction processing business from the Company’s full service InformedRx offerings of claims processing and pharmacy benefit management services for the Company’s payer customers as a result of new customers, increased volumes from existing customers and maintenance services for license customers. Recurring revenue is subject to fluctuations caused by the following: the number and timing of new customers, fluctuations in transaction volumes, possible termination of contracts, and the possibility that customers do not renew current contracts at the end of the term.

Transaction processing revenue, which consists of claims processing and pharmacy benefit management services, increased $17.4 million, or 81%, to $38.8 million for the year ended December 31, 2006 compared to the same period in 2005 due to the addition of new customers, as well as growth in the volume of transactions processed for existing customers. During 2006, the Company processed 310.2 million transactions compared to 141.1 million transactions processed for the same period in 2005.

Maintenance revenue, which consists of maintenance contracts on system sales, increased $1.6 million, or 12%, to $14.9 million for the year ended December 31, 2006 compared to the same period in 2005, primarily due to ongoing maintenance on a larger existing customer base as a result of higher system sales.

Non-Recurring Revenue:  Non-recurring revenue increased 41% to $27.2 million, or 34% of total revenue, for the year ended December 31, 2006 from $19.3 million, or 36% of total revenue, for the year ended December 31, 2005. Non-recurring revenue for 2006 was bolstered by professional services for the implementation of Medicare Part D programs for the Company’s customers.

Professional services revenue increased $5.8 million, or 52%, to $16.9 million for the year ended December 31, 2006 compared to the same period in 2005 primarily due to the consulting and implementation services performed in regards to the Medicare Part D program for existing customers, as well as some larger, long-term consulting projects for new and existing customers.

Systems sales revenue, which consists of activities related to existing and new clients, increased $2.1 million, or 26%, to $10.3 million for the year ended December 31, 2006 compared to the same period in 2005 primarily due to upgrades for existing clients with tiered license upgrade fees, which are linked to the transaction processing volumes.

Cost of Revenue

Cost of revenue increased 57% to $34.0 million for the year ended December 31, 2006 from $21.6 million for the year ended December 31, 2005. The increase is due primarily to personnel and support costs related to the growing transaction processing business. Cost of revenue includes depreciation expense of $0.9 million and $0.6 million for 2006 and 2005, respectively. This increase is due to data center hardware purchases required to support the higher transaction processing volume.

In addition, cost of revenue includes stock-based compensation cost of $376,000 and $223,000 for 2006 and 2005, respectively. The increase in stock-based compensation cost is primarily due to an increase in the number of options granted and a higher fair value per option in 2006 as compared to 2005.

Gross Profit

Gross profit margin was 58% for the year ended December 31, 2006 compared to 60% for the year ended December 31, 2005. Gross profit decreased primarily due to required increased expenditures to build-out the Company’s PBM services offering as well as other expenses associated with the implementation of the State of Georgia and Kroger contracts.

Product Development Costs

Product development costs for the year ended December 31, 2006 were $8.9 million, representing 11% of revenue, compared to $9.1 million, or 17% of revenue, for the year ended December 31, 2005. The decrease in product development costs is primarily due to the increased utilization of the Company’s employees for professional services projects, as opposed to focusing on development of new products. Product development continues to be a key focus of the Company as it continues to pursue development efforts for enhancements of existing products, as well as the development of new offerings, to support its market expansion.

Product development costs include stock-based compensation cost of $186,000 and $118,000 for 2006 and 2005, respectively. The increase is due primarily to an increase in the number of options granted and a higher fair value per option in 2006 as compared to 2005.

Selling, General and Administration Costs

SG&A costs for the year ended December 31, 2006 were $18.7 million, or 23% of revenue, compared to $12.9 million, or 24% of revenue, for the year ended December 31, 2005. The decrease in SG&A costs as a percentage of revenue is primarily due to the continued focus on cost control and improving operational efficiencies.

In 2006, the Company became subject to reporting obligations in both Canada and the U.S., and engaged advisors to assist in the preparation of Sarbanes-Oxley control certifications. These additional costs as well as the costs related to infrastructural and recruiting expenses to support the Company’s growth resulted in higher SG&A costs for 2006 as compared to 2005.

SG&A costs include stock-based compensation cost of $1.3 million and $0.5 million for 2006 and 2005, respectively. The increase is due primarily to an increase in the number of options granted and a higher fair value per option in 2006 as compared to 2005.

Depreciation

The Company’s depreciation expense relates to the purchase of PP&E for all areas of the Company except for those related to the cost of revenue functions. Depreciation expense increased $0.5 million to $1.6 million for the year ended December 31, 2006 from the year ended December 31, 2005 due primarily to the purchase of assets related to the improvements of the Company’s locations in Scottsdale, Arizona and Lisle, Illinois.

Lease Termination Charge

In March 2006, the Company entered into a new operating lease for office space in Lisle, Illinois. The lease was effective February 1, 2007 and carries a term of 11 years. The Company gave notice to the lessor of the Company’s office located in Lombard, Illinois, to terminate the lease effective March 31, 2007, which was subject to an early termination fee of $0.8 million. The Company received $0.8 million from its new landlord and subsequently paid for the lease termination fee which was expensed in the first quarter of 2006. The amount received will be recognized over the term of the lease as a reduction of rent expense.

Interest Income and Expense

Interest income increased to $2.9 million for the year ended December 31, 2006 from $0.5 million for the year ended December 31, 2005 due to additional cash balances available for investment primarily from the Company’s equity offering in June 2006 and November 2005. Interest expense was $1.9 million for 2006 and 2005. In July 2006, the Company repaid its long-term debt obligation using proceeds from its June 2006 equity offering.

Income Taxes

The Company recorded a net tax expense of $2.8 million in 2006 compared to a net tax recovery of $0.6 million in 2005. The change is due primarily to higher income before taxes as compared to 2005. The Company recognized DTAs totalling $3.7 million and $0.7 million in 2006 and 2005, respectively, as a result of management’s determination that the Company will be able to utilize taxable benefits attributable to historical net operating losses and tax-related timing.

Net Income

The Company reported net income of $13.6 million for the year ended December 31, 2006, representing $0.69 per share (fully-diluted), compared to net income of $7.7 million, or $0.50 per share (fully-diluted), for the year ended December 31, 2005. Net income increased $5.9 million primarily due to an increase in gross profit of $14.4 million and net interest income of $2.4 million, complemented by a decrease in product development costs of $0.2 million. These increases are partially offset by a one-time lease termination charge of $0.8 million and an increase in the following: SG&A costs ($5.8 million), depreciation and amortization ($0.5 million), and income taxes ($3.4 million).

Liquidity and Capital Resources

The Company’s sources of liquidity have primarily been cash provided by operating activities and proceeds from its public offerings. The Company’s principal uses of cash have been to fund working capital, finance capital expenditures, satisfy contractual obligations and to meet investment needs. The Company anticipates that these uses will continue to be the principal demands of cash in the future.

At December 31, 2007 and 2006, the Company has cash and cash equivalents totalling $90.9 million and $70.9 million, respectively. The Company believes that its cash on hand, together with cash generated from operating activities will be sufficient to support planned operations through the foreseeable future. At December 31, 2007, cash and cash equivalents consist of cash on hand, deposits in banks, and bank term deposits with original maturities of 90 days or less.

The Company has categorized its cash and cash equivalents as held-for-trading. The Company’s amounts receivable are categorized as loans and receivables and its amounts payable and accrued liabilities are classified as other liabilities. As of December 31, 2007, all of the Company’s cash and cash equivalents were exposed to market risks, primarily changes in U.S. and Canadian interest rates. Declines in interest rates over time will reduce interest income from these investments.

Consolidated Balance Sheets

At December 31, 2007, cash and cash-equivalents totalled $90.9 million, up $20.0 million from $70.9 million at December 31, 2006. The increase is primarily related to interest revenue of $4.7 million, proceeds from stock options exercised of $2.5 million, a $3.7 million increase in deferred revenue and a $1.6 million increase in pharmacy benefit management rebates payable.

PP&E increased $3.5 million to $13.6 million at December 31, 2007 from $10.1 million at December 31, 2006 as a result of data center hardware purchases throughout the year and the completion of the renovation of the Company’s Lisle, Illinois location during the first quarter of 2007, which included primarily purchases of leasehold improvements and furniture and fixtures.

Salaries and wages payable decreased $1.3 million to $2.9 million at December 31, 2007 from $4.2 million at December 31, 2006 primarily due to a reduction in the incentive bonus payable resulting from lower than anticipated Company earnings in 2007. The incentive bonus payable decreased to $0.9 million at December 31, 2007 from $2.6 million at December 31, 2006.

Deferred revenue (current and non-current) increased $3.7 million to $6.9 million at December 31, 2007 from $3.2 million at December 31, 2006 primarily due to a $2.0 million deferral in the fourth quarter of 2007 (cash was not collected) related to a new contract, which revenue will be recognized on a percentage-of-completion basis.

Deferred rent increased $0.8 million at December 31, 2007 from December 31, 2006 primarily due to the straight-line rent expense exceeding actual rent paid by the Company for its leased space in Lisle, Illinois. Certain of the Company’s leases provide for free rent periods, which resulted in lower actual rent payments as compared to rent expense incurred.

Cash flows from operating activities

For the year ended December 31, 2007, the Company generated $22.1 million of cash through its operations. Cash from operations consisted of net income of $13.1 million adjusted for $5.6 million in depreciation and amortization, $3.0 million in stock-based compensation expense, and a $0.4 million decrease in all other operating activities. Included in the change in other operating activities is a $3.7 million increase in deferred revenue as well as a $1.6 million increase in pharmacy benefit management rebates payable.

For the year ended December 31, 2006, the Company generated $18.0 million of cash through its operations, which primarily consisted of $13.6 million of net income adjusted for $4.1 million in depreciation and amortization, $1.8 million in stock-based compensation expense, the establishment of a deferred tax asset of $3.7 million, a $0.6 million increase in working capital, the write-off of $0.8 million of deferred charges related to long-term debt and $0.8 million in deferred lease inducements.

For the year ended December 31, 2005, the Company generated $11.8 million of cash through its operations, which primarily consisted of net income of $7.7 million adjusted for $3.3 million in depreciation and amortization, $0.8 million in stock-based compensation expense and a $1.3 million increase in working capital, partially offset by a $0.6 million gain on the sale of the Milton, Ontario real property and the establishment of an DTA of $0.7 million.

Cash flows from investing activities

For the year ended December 31, 2007, the Company used $7.3 million of cash for investing activities, which consisted of purchases of PP&E to support increased transaction volume and the cost of the relocation to new facilities.

For the year ended December 31, 2006, the Company used $6.4 million of cash for investing activities, which consisted of purchases of PP&E to support increased transaction volume activity, in addition to the relocation to new facilities.

For the year ended December 31, 2005, the Company used $22.8 million of cash for investing activities, which consisted of the acquisition of Health Business Systems, Inc. (“HBS”) and purchases of PP&E, partially offset by proceeds from the disposal of PP&E.

Cash flows from financing activities

For the year ended December 31, 2007, the Company generated $4.9 million of cash from financing activities, which consisted of $2.5 million in proceeds from the exercise of stock options. In addition, the Company recognized a non-cash tax benefit on stock options exercised of $2.4 million, which results in a reduction in income taxes payable.

For the year ended December 31, 2006, the Company generated $23.4 million of cash from financing activities, which consisted of the net proceeds from a public offering of $34.7 million, proceeds from the exercise of stock options of $0.4 million and the tax benefit on options exercised of $1.4 million. This was partially offset by the repayment of debt of $13.1 million.

For the year ended December 31, 2005, the Company generated $17.3 million of cash from financing activities, which consisted of proceeds from a public offering of $18.0 million and proceeds from the exercise of stock options of $0.4 million. This was partially offset by the repayment of debt of $1.1 million.

Future Capital Requirements

The Company’s future capital requirements depend on many factors, including its product development programs. The Company expects to fund the growth of its business through cash flow from operations and its cash and cash equivalents. The Company expects that purchases of PP&E will remain consistent with prior years. The Company cannot provide assurance that its actual cash requirements will not be greater than expected as of the date of this report. In order to meet capital requirements in excess of its available capital, the Company will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact liquidity requirements or cause the issuance of additional equity or debt securities. Any issuance of additional equity or debt securities may result in dilution to shareholders, and the Company cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to the Company, or at all.

If sources of liquidity are not available or if it cannot generate sufficient cash flow from operations during the next twelve months, the Company might be required to obtain additional funds through operating improvements, capital markets transactions, assets sales or financing from third parties or a combination thereof. The Company cannot provide assurance that these additional sources of funds will be available or, if available, will have reasonable terms.

If adequate funds are not available, the Company may have to substantially reduce or eliminate expenditures for marketing, research and development and testing of proposed products, or obtain funds through arrangements with partners that require the Company to relinquish rights to certain of its technologies or products. There can be no assurance that the Company will be able to raise additional capital if its capital resources are exhausted. A lack of liquidity and an inability to raise capital when needed may have a material adverse impact on the Company’s ability to continue its operations or expand its business.

Pending Acquisition

On February 26, 2008, the Company announced that it had entered into a definitive agreement to acquire NMHC. The purchase price will be funded with a combination of cash and the Company’s stock, resulting in an estimated transaction value, as of February 25, 2008, of $143 million, or $11.00 per common and convertible preferred share of NMHC.

The Company intends to finance a portion of the purchase price through a new $48.0 million secured term loan and a $10.0 million secured revolving credit facility. The proceeds from the borrowings contemplated will only be used by the Company in connection with the consummation of the Merger.

If the Merger is consummated, the Company expects that its borrowings under the Term Loan will have a significant impact on liquidity and capital resources. In addition to significant cash outflows at the time of the transaction, which will be incurred in connection with the purchase of all outstanding NMHC stock, a greater portion of the Company’s resources will be required to fund the interest payments resulting from the debt to be incurred under the Term Loan following the Merger. This could require the Company to defer planned capital expenditures, reduce discretionary spending and/or defer other acquisitions or strategic opportunities.

Contractual Obligations

The following table summarizes the Company’s significant contractual obligations as of December 31, 2007 and the effect such obligations are expected to have on the Company’s liquidity and cash in future periods assuming all obligations reach maturity:

		Less than	Years	Years	More than
	Total	1 year	1 - 3	4 - 5	5 years

Operating leases	$14,943	$1,818	$3,221	$2,995	$6,909
Purchase obligations(1)	721	644	77	—	—

Total	$15,664	$2,462	$3,298	$2,995	$6,909

(1)	As of December 31, 2007, certain of the Company’s vendors require payment of a penalty in the event the Company terminates the contract prior to the contractual maturity of such contract and, as such, we characterize them as purchase obligations.

The above table excludes $202,000 related to the Company’s accrued FIN 48 tax liability; the Company is unable to reliably estimate the period of cash settlement with the respective taxing authority.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements or derivative financial instruments.

Outstanding Securities

As of February 29, 2008 the Company had 20,994,108 common shares outstanding and 1,978,427 options outstanding. The options are exercisable on a one-for-one basis into common shares. On June 5, 2006, the Company completed a four-to-one share consolidation, all share data contained herein reflects such share consolidation.

Summary of Quarterly Results

The following quarterly data has been constructed from the unaudited interim financial statements of the Company for the eight quarters ended, and including, December 31, 2007. The following table provides summary quarterly results (unaudited) for the eight quarters prior to and including the quarter ended December 31, 2007:

	2007(1)				2006(2)
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Recurring revenue	$18,312	$17,322	$17,207	$17,908	$14,507	$14,252	$12,636	$12,303
Nonrecurring revenue	$5,240	$4,887	$5,881	$6,414	$7,505	$6,794	$5,892	$7,034

Total revenue	$23,552	$22,209	$23,088	$24,322	$22,012	$21,046	$18,528	$19,337
Gross profit %	58%	54%	58%	60%	56%	59%	58%	59%
Net income	$3,777	$2,681	$2,955	$3,733	$3,320	$2,563	$2,137	$5,627
Basic EPS	$0.18	$0.13	$0.14	$0.18	$0.16	$0.12	$0.12	$0.33
Diluted EPS	$0.18	$0.12	$0.14	$0.17	$0.15	$0.12	$0.12	$0.31

(1)	Effective January 1, 2007, the Company adopted the provisions of FIN 48 retrospectively, without restatement. Refer to “Recently Adopted Accounting Standards” section below for more information. Net income for the fourth quarter of 2007 includes $47,000 in additional expense.

(2)	On June 22, 2006, the Company completed a public offering in Canada and the U.S. of 3,200,000 common shares at a price of Cdn.$13.50 per common share. The gross proceeds of the offering were $38,660,000 (Cdn.$43,200,000).

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include revenue recognition, purchase price allocation in connection with acquisitions, the carrying amount of PP&E, the value of intangible assets acquired and related amortization periods, impairment of goodwill, contingencies and valuation allowances for receivables and future income taxes and income tax uncertainties. Actual results could differ from those estimates. Note 2 of the Company’s 2007 consolidated financial statements includes a Summary of Significant Accounting Policies. The understanding of certain accounting policies used to prepare the consolidated financial statements is critical to understanding the Company’s results of operations and financial condition.

Revenue recognition

The Company’s revenue is derived from transaction processing services, maintenance, professional services, and systems sales (including software license and hardware sales).

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service or product has been provided to the customer and no uncertainties exist surrounding product acceptance; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of fees is reasonably assured.

When the Company enters into arrangements with multiple deliverables, it applies FASB Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), and evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (1) whether the delivered item has value to the customer on a stand-alone basis, (2) whether there is objective and reliable evidence of the fair value of the undelivered item(s), and (3) if the contract includes a general right of return relative to the delivered item, delivery of performance of the undelivered item(s) is considered probable and substantially in the control of the Company. If objective reliable evidence of fair value exists for all units of accounting in the arrangement, revenue is allocated to each unit of accounting or element based on relative fair values. In situations where there is objective and reliable evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the contract consideration. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. In cases where elements cannot be treated as separate units of accounting under EITF 00-21, the elements are combined into a single unit of accounting for revenue recognition purposes and revenue is deferred and recognized based on the revenue recognition guidance applicable to the last delivered element within the unit of accounting.

Revenue is recognized for specific types of transactions as follows:

Transaction processing revenue:  Revenue from transaction processing includes application service provider (“ASP”) and switching services. ASP services consist primarily of hosting, claims adjudication, customer support, financial reporting, on-line and off-line data storage and rebate administration services. The Company earns a transaction fee for each transaction processed. The Company recognizes revenue at the time the transaction is processed provided the related contracts include a substantive minimum monthly payment which exceeds the fair value of any undelivered elements. If a substantive monthly minimum payment does not exist in the customer contract, the fair value of any undelivered elements is deferred. The residual amount of the contract is recognized at the time the transaction is processed.

Certain ASP contracts contain performance-based revenue that is not finalized until the end of a period of time specified in the contract. Under such an arrangement, revenue is deferred until the end of the period as the Company may be obligated to pay the customer if the performance objective is not met.

Switching services consist of customers using the Company’s software to connect electronically to their insurance company either through a telephone line or the internet. Each connection is billed to the customers by the Company as an electronic claims submission otherwise known as a “switching transaction”. For switching services, the revenue is recognized as the services are performed.

System sales revenue:  Revenue from software licenses is recognized in accordance with the American Institute of Certified Public Accountant’s Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions. Revenue is recognized when all the conditions described above are satisfied. In the event the fee is not fixed or determinable, revenue is recognized as the payments become due from the customer. In cases where collectibility is not deemed probable, revenue is recognized upon receipt of cash, assuming all other criteria have been met.

Typically, software license agreements are multiple element arrangements as they also include professional services, related maintenance, hardware, and/or implementation services fees. Arrangements that include consulting services are evaluated to determine whether those services are considered essential to the functionality of the software.

When services are considered essential to the functionality of the software and significant customization of the software is required, license and professional services revenues are recognized using the percentage-of-completion method where reasonably dependable estimates of progress toward completion of a contract can be made in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, as prescribed by SOP 97-2. The Company estimates the percentage-of-completion on contracts utilizing actual hours worked to date as a percentage of the total budgeted hours at project completion, subject to meeting agreed milestones. In the event that a milestone has not been reached, the associated cost is deferred and revenue is not recognized until the customer has accepted the milestone. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions to estimates may occur periodically during the project due to change orders or contract amendments initiated and agreed to by the customer. Revisions in profit estimates are charged to earnings in the period in which the facts that give rise to the revision become known. Contract revenue recognized, based on hours worked toward completion of the project, that are unbilled are accumulated in unbilled revenue within current assets. Billings in excess of revenue recognized to date on contracts are recorded within deferred revenue. If the Company does not have a sufficient basis to estimate the progress towards completion, revenue is recognized using the completed contract method, that is, when the project is complete or when final acceptance is received from the customer.

When services are not considered essential to the functionality of the software and significant customization of the software is required, the entire arrangement fee is allocated to each element in the arrangement based on the respective vendor specific objective evidence (“VSOE”) of the fair value of each element. VSOE used in determining the fair value of license revenues is based on the price charged by the Company when the same element is sold in similar volumes to a customer of similar size and nature on a stand-alone basis. VSOE used in determining fair value for installation, integration and training is based on the standard daily rates for the type of services being provided multiplied by the estimated time to complete the task. VSOE used in determining the fair value of maintenance and technical support is based on the annual renewal rates. The revenue allocable to the consulting services is recognized as the services are performed. In instances where VSOE exists for undelivered elements but does not exist for delivered elements of a software arrangement, the Company uses the residual method of allocation of the arrangement fees for revenue recognition purposes. If VSOE cannot be established for the undelivered elements of a license agreement, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or VSOE can be established.

Maintenance revenue:  Maintenance revenues consist of revenue derived from contracts to provide post-contract customer support (“PCS”) to license holders. These revenues are recognized ratably over the term of the contract. Advance billings of PCS are not recorded to the extent that the term of the PCS has not commenced or payment has not been received.

Professional services revenue:  Professional services revenues are recognized as the services are performed, generally on a time and material basis. Professional services revenues attributed to fixed price arrangements are recognized over the service period based on a proportionate performance method whereby the performance is estimated utilizing direct labor costs incurred to date as a percentage of total estimated direct labor costs to complete the project. Adjustments to revenue due to changes in estimated direct labor hours are recognized in the period in which the change in estimate is determined.

Goodwill

Goodwill is the residual amount that results when the purchase price of an acquired business exceeds the sum of the amounts allocated to the assets acquired, less liabilities assumed, based on their fair values. Goodwill is allocated as of the date of the business combination to the Company’s reporting units that are expected to benefit from the synergies of the business combination.

Goodwill is not amortized but is tested for impairment annually at December 31, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. The impairment test is carried out in two steps. In the first step, the carrying amount of the reporting unit is compared with its fair value. When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of the impairment test is unnecessary. The second step is carried out when the carrying amount of a reporting unit exceeds its fair value, in which case the implied fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the value of goodwill is determined in a business combination using the fair value of the reporting unit as if it was the purchase price. When the carrying amount of reporting unit goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess and is presented as a separate line item in the consolidated statement of operations. The Company completed its annual goodwill impairment test at December 31, 2007, 2006 and 2005 and determined no impairment existed. During the year ended

December 31, 2007, no events or circumstances have occurred that suggests that the carrying amount of goodwill is no longer recoverable.

Impairment of long-lived assets

Long-lived assets or asset groups held and used, including PP&E and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; the accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its previously estimated useful life. Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset or asset group. An impairment loss is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss is measured as the amount by which the carrying amount exceeds fair value. During each of the three year periods ended December 31, 2007, 2006 and 2005 no events or circumstances occurred that indicate that the carrying amounts of the long-lived asset may not be recoverable.

Valuation of Allowance for Doubtful Accounts

In assessing the valuation of the allowance for doubtful accounts, management reviews the collectibility of accounts receivable in aggregate and on an individual account-basis. Delinquency is based primarily on contractual terms. Management then reviews the accounts receivable on an individual customer-basis to determine if events such as subsequent collections, discussions with management of the debtor companies, or other activities lead to the conclusion to either increase or decrease the calculated allowance. Any increase or decreased to the allowance are expensed to the income statement as a bad debt expense.

Contingencies

Contingencies:  From time to time in connection with its operations, the Company is named as a defendant in actions for damages and costs allegedly sustained by the plaintiffs. The Company has considered these proceedings and disputes in determining the necessity of any reserves for losses that are probable and reasonably estimable. In addition, various aspects of the Company’s business may subject it to litigation and liability for damages arising from errors in processing the pricing of prescription drug claims, failure to meet performance measures within certain contracts relating to its services performed or its ability to obtain certain levels of discounts or rebates on prescription purchases from retail pharmacies and drug manufacturers or other actions or omissions. The Company’s recorded reserves are based on estimates developed with consideration given to the potential merits of claims or quantification of any performance obligations. The Company takes into account its history of claims, the limitations of any insurance coverage, advice from outside counsel, and management’s strategy with regard to the settlement or defense against such claims and obligations. While the ultimate outcome of those claims, lawsuits or performance obligations cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these claims and performance obligations, that adequate provisions have been recorded in the accounts where required.

Income taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment.

Taxable benefits utilized by the Company as a result of historical net operating losses (“NOLs”) and tax-related temporary differences are recognized in accordance with SFAS No. 109, Accounting for Income Taxes. In assessing the realizability of deferred income tax assets (“DTAs”), management considers whether it is more likely than not that some portion or all of the DTAs will be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible, in addition to management’s tax planning strategies. Management considers projected future taxable income, uncertainties related to the industry in which the Company operates, tax planning strategies, and historical taxable income comparing actual levels of taxable income with pretax book income in making this assessment. In consideration of net losses incurred, the Company has provided a valuation allowance to reduce the net carrying value of DTAs to the extent that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net carrying value of DTAs. The amount of this valuation allowance is subject to adjustment by the

Company in future periods based upon its assessment of evidence supporting the degree of probability that DTAs will be realized.

Refundable investment tax credits for SRED activities are recorded when the Company has reasonable assurance that the credit will be realized. Management has made a number of estimates and assumptions in determining the expenditures eligible for the investment tax credit claim. It is possible that the allowed amount of the investment tax credit claim could be materially different from the recorded amount upon assessment by Canada Revenue Agency. Refundable investment tax credits are recorded as a reduction of income tax expense on the consolidated statement of income.

Recently Adopted Accounting Standards

FASB Statement No. 123R

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, which requires all share-based payments to be recognized in the financial statements based on the grant date fair values using either a modified-prospective or modified-retrospective transition method. The Company adopted this standard using the modified — prospective method and, therefore, recognized stock-based compensation expense for any new share-based awards and awards modified, repurchased or cancelled after January 1, 2006 over the requisite service period. In addition, the Company recognizes stock-based compensation expense for previously granted unvested awards outstanding as of January 1, 2006 over the remaining portion of the requisite service period. Under SFAS 123R, the Company is required to determine the grant date fair value of the stock-based awards granted. The Company is continuing to use the Black-Scholes option pricing model to value these options. The related grant date fair value is subsequently recognized as stock-based compensation expense over the requisite service period.

FASB Interpretation No. 48

Effective January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 Accounting for Income Taxes (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Benefits from tax positions are recognized in the consolidated financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.

As a result of the implementation of FIN 48, the Company recognized an adjustment in the liability for unrecognized income tax benefits of $155,000 as a reduction in the beginning balance of retained earnings. As of December 31, 2007, the Company has a liability of $202,000 related to various federal and state income tax matters, all of which would impact the Company’s effective tax rate. The change from January 1, 2007 is a result of recognizing accrued interest and penalties related to the liability for unrecognized income tax benefits.

Changes in the balance of the liability for unrecognized income tax benefits are as follows (in thousands):

Amount recognized in retained earnings and opening balance of liability	$155
Increase in interest related to tax positions taken in prior years	47
Issues settled during the year	—

Liability at December 31, 2007	$202

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Accrued interest at December 31, 2007 was $80,000. The Company does not expect the unrecognized tax benefits to change significantly in the next twelve months.

The Company and its subsidiary file income tax returns in Canadian and U.S. federal jurisdictions, and various provincial, state and local jurisdictions. With few exceptions, the Company is no longer subject to tax examinations by tax authorities for years prior to 2002.

SEC Staff Accounting Bulletin No. 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual-approach includes both an income statement focused assessment and a balance sheet focused assessment. The Company adopted SAB 108 effective January 1, 2006 with no impact on the Company’s consolidated financial statements.

FASB Statement No. 154

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. Certain disclosures are also required for restatements due to correction of an error. SFAS 154 is effective for accounting changes and corrections of errors, made in fiscal years beginning after December 15, 2005. The Company adopted this standard effective January 1, 2006. Its impact on the consolidated financial statements will depend on the nature of future accounting changes and the nature of transitional guidance provided in future accounting pronouncements.

Accounting Standards yet to be Adopted

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the assets, liabilities, noncontrolling interest and goodwill related to a business combination. SFAS 141(R) also establishes what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009 and will impact the Company with respect to future business combinations entered into on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. A noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 is effective for the Company’s fiscal year beginning January 1, 2009 and will impact the Company with respect to future business combinations entered into on or after January 1, 2009. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits companies to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for the Company’s fiscal year beginning January 1, 2008 and is not expected to have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2008. In February 2008, FSP FAS 157-2 was issued which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis. SFAS No. 157 is not expected to have a significant impact on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE PRICE SENSITIVITY

As of December 31, 2007, the Company had cash and cash equivalents totaling $90.9 million, most of which earns interest at floating rates, and no long-term debt.

The Company performed a sensitivity analysis as of December 31, 2007, assuming a hypothetical one percentage point decrease in interest rates. Holding other variables constant, a one percentage point decrease in interest rates would affect the Company’s pre-tax income by approximately $0.8 million. However, actual increases or decreases in earnings in the future could differ materially from this analysis based on the timing and amount of both interest rate changes and cash held by the Company.

FOREIGN EXCHANGE RISK

The Company is subject to foreign exchange risk related to its operations in Canada. The Company does not enter into derivative instruments to mitigate this risk. Exposure to fluctuations in Canadian-dollar denominated transactions is partially offset by Canadian dollar-denominated assets and liabilities. The realized foreign exchange gains and losses for each of the periods presented were insignificant. The Company performed a sensitivity analysis as of December 31, 2007, assuming a hypothetical 15 percentage point decrease in the U.S. dollar to Canadian dollar exchange rate. Holding other variables constant, a 15 percentage point decrease in the exchange rate would affect the Company’s pre-tax income by approximately $0.2 million.

There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
SXC Health Solutions Corp.

We have audited the accompanying consolidated balance sheets of SXC Health Solutions Corp. (“the Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2(t) to the consolidated financial statements, the Company changed its method of accounting for income tax uncertainties in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Canada
March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
SXC Health Solutions Corp.

We have audited SXC Health Solutions Corp. (“the Company”)’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 14, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Canada
March 14, 2008

SXC HEALTH SOLUTIONS CORP.

Consolidated Balance Sheets

	December 31,
	2007	2006
	(In thousands except share data)

ASSETS
Current assets
Cash and cash equivalents (note 11(a))	$90,929	$70,943
Accounts receivable, net of allowance for doubtful accounts of	17,990	14,312
$605 (2006 — $214)
Unbilled revenue	1,195	1,976
Prepaid expenses	2,361	2,026
Inventory	242	260
Income tax recoverable	1,073	—
Deferred income tax asset, current (note 9)	3,246	2,360

Total current assets	117,036	91,877
Property, plant and equipment, net of accumulated depreciation of
$13,004 (2006 — $10,055) (note 3)	13,629	10,114
Goodwill (note 5)	15,996	15,996
Other intangible assets, net of accumulated amortization of $4,734
(2006 — $3,150) (note 6)	9,661	11,245
Deferred income tax asset (note 9)	3,157	2,183

Total assets	$159,479	$131,415

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,344	$655
Salaries and wages payable	2,909	4,183
Income taxes payable	—	594
Accrued liabilities	4,807	3,457
Pharmacy benefit management rebates payable	2,766	1,173
Pharmacy benefit claim payments payable	2,059	2,964
Deferred revenue	6,750	3,242

Total current liabilities	20,635	16,268
Accrued liabilities	764	—
Deferred income tax liability (note 9)	1,091	191
Deferred revenue	223	—
Deferred lease inducements (note 4)	3,222	3,169
Deferred rent	1,087	297

Total liabilities	27,022	19,925

Shareholders’ equity
Common stock: no par value, unlimited shares authorized; 20,985,934 issued and outstanding at December 31, 2007 (2006- 20,444,490)	103,520	99,840
Additional paid-in capital	8,299	4,003
Retained earnings	20,638	7,647

Total shareholders’ equity	132,457	111,490

Total liabilities and shareholders’ equity	$159,479	$131,415

Commitments and contingencies (note 13)
Subsequent events (note 18)

See accompanying notes to the consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.

Consolidated Statements of Operations

	Years Ended December 31,
	2007	2006	2005
	(in thousands except share data)

Revenue:
Transaction processing	$54,273	$38,767	$21,446
Maintenance	16,476	14,931	13,343
Professional services	14,031	16,915	11,109
System sales	8,391	10,310	8,225

Total revenue	93,171	80,923	54,123
Cost of revenue	39,595	34,029	21,641

Gross profit	53,576	46,894	32,482
Expenses:
Product development costs	10,206	8,858	9,075
Selling, general and administration	26,532	18,656	12,860
Depreciation of property, plant and equipment (note 3)	2,476	1,631	1,096
Amortization of intangible assets	1,584	1,584	1,566
Lease termination	—	758	—

	40,798	31,487	24,597

Income before the undernoted	12,778	15,407	7,885
Interest income	(4,690)	(2,941)	(549)
Interest expense	112	1,867	1,896

Net interest (income) expense	(4,578)	(1,074)	1,347
Net loss(gain) on disposal of capital assets	133	—	(626)
Other (income) expense	(221)	18	—

Income before income taxes	17,444	16,463	7,164
Income tax expense (recovery):
Current	5,258	6,488	122
Deferred	(960)	(3,672)	(680)

	4,298	2,816	(558)

Net income and comprehensive income	$13,146	$13,647	$7,722

Earnings per share:
Basic	$0.63	$0.73	$0.52
Diluted	$0.61	$0.69	$0.50

See accompanying notes to the consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flow from operations:
Net income	$13,146	$13,647	$7,722
Items not involving cash, net of effects from acquisition:
Stock-based compensation	3,040	1,838	844
Depreciation of property, plant and equipment	3,994	2,519	1,740
Amortization of intangible assets	1,584	1,584	1,566
Amortization of deferred lease inducements and rent	452	298	—
Write-off of deferred charges- long-term debt	—	788	188
Loss (gain) on disposal of property, plant & equipment	133	—	(626)
Deferred income taxes	(960)	(3,672)	(680)
(Gain) loss on foreign exchange	(152)	6	(20)
Cash received for lease inducement	—	758	—
Changes in operating assets and liabilities:
Accounts receivable	(3,678)	(5,662)	(8)
Unbilled revenue	781	(974)	(1,002)
Prepaid expenses	(335)	(835)	(387)
Inventory	18	177	(244)
Income tax recoverable	(1,073)	—	—
Income taxes payable	(594)	404	(57)
Accounts payable	689	(111)	329
Accrued liabilities	685	2,940	1,884
Deferred revenue	3,731	111	635
Pharmacy benefit claim payments payable	(905)	3,021	(84)
Pharmacy benefit management rebates payable	1,593	1,173	—

Net cash provided by operations	22,149	18,010	11,800
Cash flow from investing activities:
Acquisitions	—	—	(22,611)
Purchase of property, plant and equipment	(7,651)	(8,887)	(2,558)
Lease inducements received	391	2,442	—
Proceeds from disposal of property, plant and equipment	9	—	2,343

Net cash used in investing activities	(7,251)	(6,445)	(22,826)
Cash flow from financing activities:
Proceeds from exercise of options	2,531	421	421
Tax benefit on option exercises	2,405	1,433	—
Proceeds from public offering, net of issuance costs	—	34,680	17,981
Repayment of debt	—	(13,102)	(1,081)

Net cash provided by financing activities	4,936	23,432	17,321
Effect of foreign exchange on cash balances	152	(6)	20

Increase in cash and cash equivalents	19,986	34,991	6,315
Cash and cash equivalents, beginning of period	70,943	35,952	29,637

Cash and cash equivalents, end of period	$90,929	$70,943	$35,952

Supplemental cash flow information (note 11)

See accompanying notes to the consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.

Consolidated Statements of Shareholders’ Equity

			Additional	Retained
	Common Stock		Paid-In	Earnings
	Number	Amount	Capital	(Deficit)	Total
	(In thousands except share data)

Balance at December 31, 2004	14,579,624	$45,363	$912	$(13,722)	$32,553
Net income	—	—	—	7,722	7,722
Exercise of stock options	109,209	421	—	—	421
Issuance of common shares	2,250,000	17,931	—	—	17,931
Stock-based compensation	—	—	844	—	844

Balance at December 31, 2005	16,938,833	$63,715	$1,756	$(6,000)	$59,471

Net income	—	—	—	13,647	13,647
Exercise of stock options	305,657	1,445	(1,024)	—	421
Tax benefit on options exercised	—	—	1,433	—	1,433
Issuance of common shares	3,200,000	34,680	—	—	34,680
Stock-based compensation	—	—	1,838	—	1,838

Balance at December 31, 2006	20,444,490	$99,840	$4,003	$7,647	$111,490

Change in accounting for income tax uncertainties (note 2(t))	—	—	—	(155)	(155)

Balance at December 31, 2006, as revised	20,444,490	$99,840	$4,003	$7,492	$111,335

Net income	—	—	—	13,146	13,146
Exercise of stock options	541,444	3,680	(1,149)	—	2,531
Tax benefit on options exercised	—	—	2,405	—	2,405
Stock-based compensation	—	—	3,040	—	3,040

Balance at December 31, 2007	20,985,934	$103,520	$8,299	$20,638	$132,457

See accompanying notes to the consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

SXC Health Solutions Corp. (the “Company”) is a leading provider of pharmacy benefits management services and healthcare information technology solutions to the healthcare benefits management industry. The Company’s product offerings and solutions combine a wide range of software applications, application service provider processing services and professional services designed for many of the largest organizations in the pharmaceutical supply chain, such as federal, provincial, and state and local governments, pharmacy benefit managers, managed care organizations, retail pharmacy chains and other healthcare intermediaries. The Company’s headquarters are based in Lisle, Illinois with offices in Scottsdale, Arizona; Warminster, Pennsylvania; Alpharetta, Georgia; Milton, Ontario and Victoria, British Columbia.

Effective June 27, 2007, the Company changed its name to SXC Health Solutions Corp. from Systems Xcellence, Inc. and was continued under the Business Corporations Act (Yukon). Shareholders approved the name change and the continuance at the annual and special meeting of shareholders held on May 16, 2007.

2.	Significant accounting policies

Significant accounting policies are summarized below:

(a)	Basis of presentation:

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include its wholly-owned subsidiary, SXC Health Solutions, Inc, a Texas Corporation. All significant inter-company transactions and balances have been eliminated on consolidation. Amounts in the consolidated financial statements are expressed in U.S. dollars, except where indicated.

(b)	Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include revenue recognition, purchase price allocation in connection with acquisitions, valuation of property, plant and equipment, valuation of intangible assets acquired and related amortization periods, impairment of goodwill, contingencies and valuation allowances for receivables and income taxes. Actual results could differ from those estimates.

(c)	Revenue recognition:

The Company’s revenue is derived from transaction processing services, maintenance, professional services, and systems sales (including software license and hardware sales).

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service or product has been provided to the customer and no uncertainties exist surrounding product acceptance; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of fees is reasonably assured.

When the Company enters into arrangements with multiple deliverables, it applies FASB Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), and evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (1) whether the delivered item has value to the customer on a stand-alone basis, (2) whether there is objective and reliable evidence of the fair value of the undelivered item(s), and (3) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. If objective reliable evidence of fair value exists for all units of accounting in the arrangement, revenue is allocated to each unit of accounting or element based on relative fair values. In situations where there is objective and reliable evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the contract consideration. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements.

Each unit of accounting is then accounted for under the applicable revenue recognition guidance. In cases where elements cannot be treated as separate units of accounting under EITF 00-21, the elements are combined into a single unit of accounting

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for revenue recognition purposes and revenue is deferred and recognized based on the revenue recognition guidance applicable to the last delivered element within the unit of accounting.

Revenue is recognized for specific types of transactions as follows:

Transaction processing revenue:  Revenue from transaction processing includes application service provider (“ASP”) and switching services. ASP services consist primarily of hosting, claims adjudication, customer support, financial reporting, on-line and off-line data storage and rebate administration services. The Company earns a transaction fee for each transaction processed. The Company recognizes revenue at the time the transaction is processed provided the related contracts include a substantive minimum monthly payment which exceeds the fair value of any undelivered elements. If a substantive monthly minimum payment does not exist in the customer contract, the fair value of any undelivered elements is deferred. The residual amount of the contract is recognized at the time the transaction is processed.

Certain ASP contracts contain performance-based revenue that is not finalized until the end of a period of time specified in the contract. Under such an arrangement, revenue is deferred until the end of the period as the Company may be obligated to pay the customer if the performance objective is not met.

Switching services consist of customers using the Company’s software to connect electronically to their insurance company either through a telephone line or the internet. Each connection is billed to the customers by the Company as an electronic claims submission otherwise known as a “switching transaction”. For switching services, the revenue is recognized as the services are performed.

System sales revenue:  Revenue from software licenses is recognized in accordance with the American Institute of Certified Public Accountant’s Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions. Revenue is recognized when all the conditions described above are satisfied. In the event the fee is not fixed or determinable, revenue is recognized as the payments become due from the customer. In cases where collectibility is not deemed probable, revenue is recognized upon receipt of cash, assuming all other criteria have been met.

Typically, software license agreements are multiple element arrangements as they also include professional services, related maintenance, hardware, and/or implementation services fees. Arrangements that include consulting services are evaluated to determine whether those services are considered essential to the functionality of the software.

When services are considered essential to the functionality of the software and significant customization of the software is required, license and professional services revenues are recognized using the percentage-of-completion method where reasonably dependable estimates of progress toward completion of a contract can be made in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, as prescribed by SOP 97-2. The Company estimates the percentage-of-completion on contracts utilizing actual hours worked to date as a percentage of the total estimated hours at project completion, subject to meeting agreed milestones. In the event that a milestone has not been reached, the associated cost is deferred and revenue is not recognized until the customer has accepted the milestone. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions to estimates may occur periodically during the project due to change orders or contract amendments initiated and agreed to by the customer. Revisions in profit estimates are charged to earnings in the period in which the facts that give rise to the revision become known. Contract revenue recognized, based on hours worked toward completion of the project, that are unbilled are accumulated in unbilled revenue within current assets. Billings in excess of revenue recognized to date on contracts are recorded within deferred revenue. If the Company does not have a sufficient basis to estimate the progress towards completion, revenue is recognized using the completed contract method, that is, when the project is complete or when final acceptance is received from the customer.

When services are not considered essential to the functionality of the software and significant customization of the software is required, the entire arrangement fee is allocated to each element in the arrangement based on the respective vendor specific objective evidence (“VSOE”) of the fair value of each element. VSOE used in determining the fair value of license revenues is based on the price charged by the Company when the same element is sold in similar volumes to a customer of similar size and nature on a stand-alone basis. VSOE used in determining fair value for installation, integration and training is based on the standard daily rates for the type of services being provided multiplied by the estimated time to complete the task. VSOE used in determining the fair value of maintenance and technical support is based on the annual renewal rates. The revenue allocable to the consulting services is recognized as the services are performed. In instances where VSOE exists for undelivered elements but does not exist for delivered elements of a software arrangement, the Company uses the residual method of allocation of the arrangement fees for revenue recognition purposes. If VSOE cannot be established for the undelivered elements of a license

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or VSOE can be established.

Maintenance revenue:  Maintenance revenues consist of revenue derived from contracts to provide post-contract customer support (“PCS”) to license holders. These revenues are recognized ratably over the term of the contract. Advance billings of PCS are not recorded to the extent that the term of the PCS has not commenced or payment has not been received.

Professional services revenue:  Professional services revenues are recognized as the services are performed, generally on a time and material basis. Professional services revenues attributed to fixed price arrangements are recognized over the service period based on a proportionate performance method whereby the performance is estimated utilizing direct labor costs incurred to date as a percentage of total estimated direct labor costs to complete the project.

(d)	Cash and cash equivalents:

The Company considers cash on hand, deposits in banks, money market funds and bank term deposits with original maturities of 90 days or less as cash and cash equivalents. The amounts presented in the consolidated financial statements approximate the fair value of cash and cash equivalents.

(e)	Deferred charges:

Deferred charges consisted of deferred financing costs relating to the issuance of long-term debt. Amortization was provided using the effective-interest method over the term of the related debt, which prior to repayment was six years.

(f)	Inventory:

Inventory consists primarily of computer hardware and sub-licensed software held for resale and is carried at the lower of cost or net realizable value. Inventory costs are calculated using the first-in, first-out method.

(g)	Property, plant and equipment:

Property, plant and equipment (“PP&E”) are stated at cost less accumulated depreciation. Depreciation is generally calculated over the expected estimated useful lives of the assets. Assets are depreciated on the following bases and annual rates:

Asset	Basis	Rate

Furniture and equipment	Declining balance/straight line	20%/ 5 years
Computer equipment and software	Straight line	3 to 5 years
Leasehold improvements	Straight line	Over the shorter of lease term or useful life

Effective January 1, 2006, the Company adopted a new basis of depreciation for subsequent additions to a new category of furniture and equipment, straight line over 5 years on a prospective basis. Previously acquired furniture and equipment continue to be depreciated using the 20% declining balance method.

In the fourth quarter of 2006, as a result of the Company’s review of its depreciation policies, the Company changed its accounting estimate regarding the useful life of certain computer equipment. Previously, the equipment had been depreciated over three years; however, the Company determined that five years was a more reasonable useful life for certain data center computer equipment purchased after January 1, 2006. The impact of this change was not material to the consolidated financial statements.

(h)	Valuation of Allowance for Doubtful Accounts:

In assessing the valuation of the allowance for doubtful accounts, management reviews the collectibility of accounts receivable in aggregate and on an individual account-basis. Management then reviews the accounts receivable on an individual customer-basis to determine if events such as subsequent collections, discussions with management of the debtor companies, or other activities lead to the conclusion to either increase or decrease the calculated allowance. Any increase or decreased to the allowance are expensed to the income statement as a bad debt expense.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(i)	Impairment of long-lived assets:

Long-lived assets or asset groups held and used, including PP&E and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; the accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its previously estimated useful life. Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset or asset group. An impairment loss is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss is measured as the amount by which the carrying amount exceeds fair value. During each of the years ended December 31, 2007, 2006 and 2005, no events or circumstances occurred that indicate that the carrying amounts of the long-lived asset may not be recoverable.

(j)	Goodwill:

Goodwill is the residual amount that results when the purchase price of an acquired business exceeds the sum of the amounts allocated to the assets acquired, less liabilities assumed, based on their fair values. Goodwill is allocated as of the date of the business combination to the Company’s reporting unit that is expected to benefit from the synergies of the business combination.

Goodwill is not amortized but is tested for impairment annually on December 31, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. Circumstances that could trigger an impairment test include: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; the loss of key personnel; a change in reportable segments; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of; the results of testing for recoverability of a significant asset group within a reporting unit; and the recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

The impairment test is carried out in two steps. In the first step, the carrying amount of the reporting unit is compared with its fair value. When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of the impairment test is unnecessary. The second step is carried out when the carrying amount of a reporting unit exceeds its fair value, in which case the implied fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the value of goodwill is determined in a business combination using the fair value of the reporting unit as if it was the purchase price. When the carrying amount of reporting unit goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess and is presented as a separate line item in the consolidated statement of operations. The Company completed its goodwill impairment test at December 31, 2007 and 2006 and determined no impairment existed.

(k)	Intangible assets:

Intangible assets acquired individually or as part of a group of other assets are initially recognized and measured at cost. The cost of a group of intangible assets acquired in a transaction, including those acquired in a business combination that meet the specified criteria for recognition apart from goodwill, is allocated to the individual assets acquired based on their fair values.

Intangible assets with finite useful lives are amortized over their estimated useful lives on a straight-line basis. The straight-line method reflects the pattern in which customer relationships are consumed, and is also used for acquired software as a consumption pattern cannot be reliably determined. Customer relationships are currently amortized over ten years and acquired software is currently amortized over five years.

(l)	Research and product development:

Research costs are expensed as incurred in accordance with FASB Statement No. 2, Accounting for Research and Development Costs. Costs related to development of software are expensed as incurred unless such costs meet the criteria for capitalization and amortization in accordance with FASB Statement No. 86, Accounting for the Costs of Computer Software to be

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sold, Leased or Otherwise Marketed. The Company has not capitalized any software development costs incurred during 2007, 2006 and 2005.

Expenditures on equipment used in research and development activities are recorded as PP&E.

(m)	Investment Tax Credits:

Refundable investment tax credits for Scientific Research and Experimental Development (“SRED”) activities are recorded when the Company has reasonable assurance that the credit will be realized. Management has made a number of estimates and assumptions in determining the expenditures eligible for the investment tax credit claim. It is possible that the allowed amount of the investment tax credit claim could be materially different from the recorded amount upon assessment by the Canada Revenue Agency. Refundable investment tax credits are recorded as a reduction of income tax expense on the consolidated statements of operations.

(n)	Stock-based compensation:

Effective January 1, 2006, the Company adopted FASB Statement No. 123R Share-Based Payment (“SFAS 123R”), which revises FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company has adopted SFAS 123R using the modified-prospective method and, therefore, recognizes share-based compensation for any new share-based awards and awards modified, repurchased or cancelled after January 1, 2006 over the requisite service period. In addition, the Company recognizes stock-based compensation expense for previously unvested awards outstanding as of January 1, 2006 over the remaining portion of the requisite service period.

The Company voluntarily adopted fair value accounting for share-based awards effective January 1, 2004 (under SFAS 123) using the modified-prospective transition method. The Company did not have any deferred compensation, stock-based compensation liabilities or deferred income taxes recorded as of January 1, 2004. Share-based awards granted or modified on or after January 1, 2004, have been measured using the fair value of the award and recognized over the requisite service period. The remaining costs of these awards will be recognized over the requisite service period following the provisions of SFAS 123R.

Under SFAS 123R, the Company is required to determine the fair value of the stock-based awards granted. For stock options issued to employees and directors, compensation cost related to those awards is measured based on the fair value of the options on the date of the grant that is determined by using the Black-Scholes-Merton option-pricing model. The compensation cost of the options expected to vest is recognized straight-line over the service period as compensation expense and additional paid-in capital. In addition, SFAS 123R requires the Company estimate forfeitures as part of the initial measure of the grant date fair value of the award. The cumulative effect of the change in accounting policy for the adjustment related to the forfeitures for the prior periods was $50,000 at January 1, 2006.

For stock-based awards that are deductible for tax purposes, the cumulative compensation cost is treated as a temporary difference. If a deduction reported on a tax return exceeds the cumulative compensation cost for those awards, any resulting realized tax benefit that exceeds the previously recognized deferred tax asset for those awards (the excess tax benefit) is recognized as additional paid-in capital. If the amount deductible is less than the cumulative compensation cost recognized for financial reporting purposes the write-off of a deferred tax asset related to that deficiency, net of the related valuation allowance, if any, is first offset to the extent of any remaining additional paid-in capital from excess tax benefits from previous awards with the remainder recognized in the income statement.

(o)	Foreign currency:

The Company’s functional currency and reporting currency is the U.S. dollar. Monetary items denominated in foreign currency are translated to U.S. dollars at exchange rates in effect at the balance sheet date and non-monetary items are translated at rates in effect when the assets were acquired or obligations incurred. Revenue and expenses are translated at rates in effect at the time of the transactions. Foreign exchange gains and losses are included in the consolidated statements of operations as “Other (income) expense.”

(p)	Earnings per share:

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjusted for the dilutive effect of outstanding stock options. The dilutive effect is calculated by assuming that the proceeds from the exercise of in-the-money stock options were used to acquire shares of common stock at the average market price for the period.

(q)	Income taxes:

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment.

Taxable benefits utilized by the Company as a result of historical net operating losses (“NOLs”) and tax-related temporary differences are recognized in accordance with SFAS No. 109, Accounting for Income Taxes. In assessing the realizability of deferred income tax assets (“DTAs”), management considers whether it is more likely than not that some portion or all of the DTAs will be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible, in addition to management’s tax planning strategies. Management considers projected future taxable income, uncertainties related to the industry in which the Company operates, tax planning strategies, and historical taxable income comparing actual levels of taxable income with pretax book income in making this assessment. In consideration of net losses incurred, the Company has provided a valuation allowance to reduce the net carrying value of DTAs to the extent that it is not more likely than not that the results of future operations will generate sufficient taxable income to realize the net carrying value of DTAs. The amount of this valuation allowance is subject to adjustment by the Company in future periods based upon its assessment of evidence supporting the degree of probability that DTAs will be realized.

(r)	Deferred lease inducements:

Deferred lease inducements represent cash inducements and tenant improvement allowances received from the Company’s landlords that are amortized against rent expense on a straight-line basis over the term of the related lease.

(s)	Deferred rent:

When the terms of an operating lease provide for periods of free rent, rent concessions and/or rent escalations, the Company records rent expense on a straight-line basis over the term of the related lease. The difference between the rent expense recognized and the actual payments made in accordance with the lease agreement is recognized as deferred rent liability.

(t)	Recently Adopted Accounting Standards:

FASB Interpretation No. 48

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Benefits from tax positions are recognized in the consolidated financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.

As a result of the implementation of FIN 48, the Company recognized an adjustment in the liability for unrecognized income tax benefits of $155,000 as a reduction in the beginning balance of retained earnings.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FASB Statement No. 123R

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, which requires all share-based payments to be recognized in the financial statements based on the grant date fair values using either a modified-prospective or modified-retrospective transition method. The Company adopted this standard using the modified — prospective method and, therefore, recognized stock-based compensation expense for any new share-based awards and awards modified, repurchased or cancelled after January 1, 2006 over the requisite service period. In addition, the Company recognizes stock-based compensation expense for previously granted unvested awards outstanding as of January 1, 2006 over the remaining portion of the requisite service period. Under SFAS 123R, the Company is required to determine the grant date fair value of the stock-based awards granted. The Company is continuing to use the Black-Scholes option pricing model to value these options. The related grant date fair value is subsequently recognized as stock-based compensation expense over the requisite service period.

SEC Staff Accounting Bulletin No. 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual-approach includes both an income statement focused assessment and a balance sheet focused assessment. The Company adopted SAB 108 effective January 1, 2006 with no impact on the Company’s consolidated financial statements.

FASB Statement No. 154

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. Certain disclosures are also required for restatements due to correction of an error. SFAS 154 is effective for accounting changes and corrections of errors, made in fiscal years beginning after December 15, 2005. The Company adopted this standard effective January 1, 2006. Its impact on the consolidated financial statements will depend on the nature of future accounting changes and the nature of transitional guidance provided in future accounting pronouncements.

(u)	Accounting Standards yet to be Adopted:

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the assets, liabilities, noncontrolling interest and goodwill related to a business combination. SFAS 141(R) also establishes what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009 and will impact the Company with respect to future business combinations entered into on or after January 1, 2009.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. A noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 is effective for the Company’s fiscal year beginning January 1, 2009 and will impact the Company with respect to future business combinations entered into on or after January 1, 2009.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits companies to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for the Company’s fiscal year beginning January 1, 2008 and is not expected to have an impact on the Company’s consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2008. In February 2008, FSP FAS 157-2 was issued which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis. SFAS 157 is not expected to have a significant impact on the Company’s consolidated financial statements.

3.	Property, plant and equipment

		Accumulated	Net Book
December 31, 2007	Cost	Depreciation	Value
		(In thousands)

Furniture and equipment	$2,680	$(1,296)	$1,384
Computer equipment and software	19,712	(10,842)	8,870
Leasehold improvements	4,241	(866)	3,375

	$26,633	$(13,004)	$13,629

		Accumulated	Net Book
December 31, 2006	Cost	Depreciation	Value
		(In thousands)

Furniture and equipment	$2,429	$(944)	$1,485
Computer equipment and software	14,157	(8,436)	5,721
Leasehold improvements	3,583	(675)	2,908

	$20,169	$(10,055)	$10,114

Depreciation expense totaled $4.0 million, $2.5 million and $1.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Of the total depreciation expense, $1.5 million, $0.9 million and $0.6 million was related to the data center operations and allocated to cost of revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

4.	Deferred lease inducements

The following table summarizes activity related to deferred lease inducements for the years ended December 31, 2007 and 2006 (in thousands):

Balance, December 31, 2005	$—
Additions	3,200
Amortization	(31)

Balance, December 31, 2006	3,169

Additions	391
Amortization	(338)

Balance, December 31, 2007	$3,222

During 2006, the Company entered into two new operating lease agreements for new office space in Lisle, Illinois and Scottsdale, Arizona. As part of these agreements, the Company received certain lease inducements including cash and tenant improvement allowances. The inducements are amortized on a straight-line basis over the term of the lease as a reduction of rent expense.

During 2006, gross lease inducements totalled $3,200,000, of which $758,000 was received in cash as reimbursement for the lease termination fee paid by the Company to the lessor of the U.S. headquarters located in Lombard, Illinois to terminate the lease effective March 31, 2007. The remaining $2,442,000 represents amounts paid by the landlord for leasehold improvements and other assets related to the leased facility acquired on behalf of the Company, as per the lease agreement.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2007, additions to gross lease inducements represents amounts paid by the landlord for leasehold improvements related to the leased facility acquired on behalf of the Company, as per the lease agreement.

5.	Goodwill

On December 17, 2004, the Company, through a wholly-owned subsidiary, acquired all of the outstanding shares of Health Business Systems, Inc. (“HBS”), based in Warminster, Pennsylvania, which provides retail pharmacy management systems and workflow technology.

On the date of the acquisition, the Company issued $18 million in notes payable, and agreed to pay $2 million of contingent consideration dependent upon financial earn-out targets. In January 2005, the Company paid $18 million in cash in settlement of the notes it had issued to the shareholders of HBS on the acquisition date. In June 2005, the Company paid $2 million to an interest-bearing escrow account, subject to specified earn-out targets being met. The contingency was resolved in September 2006 and the additional $2 million consideration was reclassified from “Other assets” to “Goodwill.” During January 2007, the $2 million was released from escrow and paid to the former shareholders of HBS.

6.	Other intangible assets

	Gross	Accumulated	Net Book
December 31, 2007	Amount	Amortization	Value
		(In thousands)

Customer relationships	$12,950	$(3,874)	$9,076
Acquired software	1,445	(860)	585

Total	$14,395	$(4,734)	$9,661

	Gross	Accumulated	Net Book
December 31, 2006	Amount	Amortization	Value
		(In thousands)

Customer relationships	$12,950	$(2,579)	$10,371
Acquired software	1,445	(571)	874

Total	$14,395	$(3,150)	$11,245

Amortization expense related to customer relationships will be $1,295,000 for each of the five years ending December 31, 2012. Amortization expense related to acquired software for 2008 and 2009 will be $289,000 each year. The remaining amortization expense related to acquired software will be recorded in 2010, at which time such assets will become fully amortized.

7.	Long-term liabilities

The Company had no long-term liabilities at December 31, 2007 and 2006.

Long-term debt:

In 2004, the Company amended and increased its senior secured credit facility by $6 million to $13.6 million and terminated the revolving line of credit. The amended terms of the Company’s credit facility included a six-year term with quarterly principal payments that commenced on December 31, 2005 and was to mature on December 31, 2010. The interest rate on the amended credit facility was calculated in the same manner noted above. The effective interest rate for the year ended December 31, 2005 was 11.2%.

The deferred charges related to the original debt along with the costs incurred by the Company related to the amended long-term debt were being amortized over the term of the amended debt.

The credit facility was a senior secured arrangement, secured by the Company’s U.S. subsidiary and guaranteed by the Company.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 5, 2006, the Company repaid its outstanding line of credit and term loan. The Company paid cash consideration of $12.8 million, which consisted of $12.6 million in principal and $0.2 million in a prepayment fee and accrued interest. The Company wrote off related unamortized deferred financing costs of $0.8 million.

Interest expense relates to the following for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005

Long-term liabilities	$—	$970	$1,582
Bank charges	112	109	126
Deferred charges — long-term debt	—	788	188

Total	$112	$1,867	$1,896

8.	Capital stock

(a)	Common shares:

(i) Authorized:  Unlimited no par voting common shares

(ii) Issued and outstanding:

	Number of
	Shares (iii)	Amount
	(In thousands except share data)

Balance, December 31, 2004	14,579,624	$45,363
Issuance of common shares	2,250,000	17,931
Exercise of options	109,209	421

Balance, December 31, 2005	16,938,833	63,715
Issuance of common shares(iv)	3,200,000	34,680
Exercise of options	305,657	1,445

Balance, December 31, 2006	20,444,490	99,840
Exercise of options	541,444	3,680

Balance, December 31, 2007	20,985,934	$103,520

For the years ended December 31, 2007, 2006 and 2005, proceeds from the exercise of stock options totalled $2,531,000, $421,000 and $421,000, respectively. The additional amounts relate to the reclassification of the fair value of those options from additional paid-in capital to common shares.

(iii) Share consolidation:

On June 5, 2006, the Company filed articles of amendment to effect a four-to-one share consolidation of the Company’s outstanding common shares. The share consolidation was approved by the shareholders of the Company on May 17, 2006. Accordingly, information relating to the number of shares and net income per share presented in the consolidated statements of operations gives effect to this share consolidation for all periods presented.

(iv) Issuance of common shares:

On November 29, 2005, the Company completed a public offering of 2,250,000 common shares at a price of Cdn.$10.00 per common share with proceeds of $19,231,000 (Cdn.$22,500,000). Share issuance costs were approximately $1,300,000.

On June 22, 2006, the Company filed a short-form prospectus in Canada and a registration statement in the United States. in connection with the issue of 3,200,000 common shares of the Company. The gross proceeds of the issuance were $38,660,000, excluding underwriting fees and issuance costs of $2,596,000 and $1,384,000, respectively.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Stock Option Plan:

The Company maintains a stock option plan, as amended (the “Plan”) which provides for a maximum number of common shares of the Company to be issued as option grants. A committee of the Board of Directors determines award amounts, option prices and vesting periods, subject to the provisions of the Plan. All officers, directors, employees and service providers of the Company are eligible to receive option awards at the discretion of the committee. Options issued under the Plan entitle holders to purchase one common share as defined by the plan.

On May 16, 2007, shareholders of the Company authorized amendments to the Plan to (i) increase the number of additional common shares to be reserved for issuance under the Plan by 1,000,000 common shares; and (ii) permit any option granted under the Plan that would expire within a trading black-out to be exercised within 10 business days following such trading black-out. As a result of the amendments, there are currently 3,937,500 common shares reserved for issuance under the Plan.

Prior to May 2007, all stock options awarded by the Company were denominated in Canadian dollars as required by the Plan in effect at the grant date. Amendments to the Plan in May 2007 permitted the Company to denominate stock option awards in either Canadian or U.S. dollars. All grants made subsequent to May 2007 are denominated in U.S. dollars.

The following table summarizes activity related to stock options denominated in Canadian dollars for each of the years in the three year period ended December 31, 2007:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price
			(In Cdn. dollars)

Outstanding, beginning of period	2,058,461	$8.38	1,702,589	$4.72	1,392,251	$4.40
Granted	6,000	23.05	734,875	14.56	495,000	6.40
Exercised	(541,444)	5.15	(359,418)	3.79	(109,209)	4.56
Expired	(625)	14.36	—	—	(68,203)	10.04
Forfeited	(69,790)	11.19	(19,585)	9.33	(7,250)	7.08

Outstanding, end of period	1,452,602	9.54	2,058,461	8.38	1,702,589	4.72

Options exercisable, end of period	1,200,235	$8.44	1,417,966	$6.54	1,255,918	$4.08

Canadian dollar stock options granted to employees during 2007, 2006 and 2005 vest over three years. Stock options granted to directors during this same period immediately vested. All Canadian dollar options outstanding expire five years from the vest date.

The following table summarizes the information about the Canadian dollar stock options outstanding at December 31, 2007:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Price
	(In Cdn. dollars)

$1.40 - $3.20	289,013	1.67	$2.51	289,013	$2.51
$5.36 - $7.32	496,082	3.66	$6.81	496,082	$6.81
$9.16 - $24.37	667,507	5.10	$14.62	415,140	$14.51

$1.40 - $24.37	1,452,602	3.92	$9.54	1,200,235	$8.44

The aggregate intrinsic value and remaining contractual term of exercisable stock options at December 31, 2007, was approximately $7,680,000 (Cdn.$7,533,000) and 3.65 years, respectively. The aggregate intrinsic value and remaining contractual term of all vested options and options that are expected to vest are $7,582,000 (Cdn.$7,437,000) and 3.92 years, respectively.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value of stock options exercised during the year ended December 31, 2007, 2006 and 2005 was as follows (in thousands):

	2007	2006	2005

U.S. dollars	$8,588	$4,173	$398
Canadian dollars	$9,343	$4,779	$470

The total fair value of stock options which vested during the year ended December 31, 2007, 2006 and 2005 was as follows (in thousands):

	2007	2006	2005

U.S. dollars	$2,158	$2,115	$996
Canadian dollars	$2,117	$2,464	$1,158

As of December 31, 2007, there was $2,640,000 (Cdn.$2,590,000) of unrecognized compensation cost related to Canadian dollar stock options which will be recognized over a weighted-average period of approximately 1.75 years.

The following table summarizes activity related to stock options denominated in U.S. dollars for the year ended December 31, 2007 as the Company began issuing these stock options subsequent to May 2007:

	2007
		Weighted
		Average
	Number of	Exercise
	Options	Price
	(In U.S. dollars)

Outstanding, beginning of period	—	$—
Granted	595,000	$22.05
Exercised	—	$—
Expired	—	$—
Forfeited	(59,000)	$23.58

Outstanding, end of period	536,000	$21.88

Options exercisable, end of period	17,500	$22.77

U.S. dollar options granted during 2007 primarily bore a graded vesting schedule of four years. All U.S. dollar options granted expire five years from grant date.

The following table summarizes the information about the U.S. dollar stock options outstanding at December 31, 2007:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Price
	(In U.S. dollars)

$12.60 - $18.11	91,000	4.81	$14.57	—	$—
$21.69 - $23.58	445,000	4.40	$23.37	17,500	$22.77

$12.60 - $23.58	536,000	4.47	$21.88	17,500	$22.77

The aggregate intrinsic value and remaining contractual term of exercisable stock options at December 31, 2007 was nil (as all exercisable options were out-of-the-money) and 4.47 years, respectively. The aggregate intrinsic value and remaining contractual term of all vested options and options that are expected to vest are $103,000 and 4.47 years, respectively. There were no options exercised during 2007. The total fair value of stock options which vested during the year ended December 31, 2007 was approximately $125,000.

As of December 31, 2007, there was $4.0 million of unrecognized compensation cost related to U.S. dollar stock options which is expected to be recognized over a weighted-average period of approximately 3.45 years.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Employee Stock Purchase Plan:

On May 16, 2007, shareholders of the Company approved the creation of the Employee Stock Purchase Plan (“ESPP”) which allows eligible employees to withhold annually up to a maximum of 15% of their base salary, or $25,000, subject to U.S. Internal Revenue Service limitations, for the purchase of the Company’s common shares. Common shares will be purchased on the last day of each offering period at a discount of 5% of the fair market value of the common shares on such date. The aggregate number of common shares that may be issued under the ESPP may not exceed 100,000 common shares.

The common shares available for purchase under the ESPP may be drawn from either authorized but previously unissued common shares or from reacquired common shares, including those purchased by the Company in the open market. During 2007, no common shares were issued under the ESPP.

The ESPP is not considered compensatory under the provisions of SFAS 123R and therefore, no portion of the costs related to ESPP purchases will be included in the Company’s stock-based compensation expense.

(d)	Stock-based compensation:

For the years ended December 31, 2007, 2006, and 2005 the Company recorded stock-based compensation expense of $3,040,000, $1,838,000 and $844,000, respectively.

The Company allocated stock-based compensation costs to the same income statement line item as the cash compensation to those employees. Accordingly, the allocation of the compensation costs is as follows for the years ended December 31, 2007, 2006, and 2005 (in thousands):

	2007	2006	2005

Cost of revenue	$335	$376	$223
Product development costs	283	186	118
Selling, general and administration	2,422	1,276	503

Total stock-based compensation	$3,040	$1,838	$844

The total income tax benefit, using the Company’s statutory tax rates, recognized in the income statement for share-based compensation arrangements for years ended December 31, 2007, 2006, and 2005, was $1,146,000, $636,000, and $305,000, respectively.

The Black-Scholes-Merton option pricing model was used to estimate the fair value of the options at grant date for the years ended December 31, 2007, 2006 and 2005 based on the following assumptions:

	2007	2006	2005

Volatility	40.7 - 54.4%	36.5 - 40.8%	38 - 58%
Risk-free interest rate	3.44 - 4.85%	4.74 - 5.13%	4.00%
Expected life	1 - 5 years	5 years	5 years
Dividend yield	—	—	—
Weighted average grant date fair value:
Canadian dollar stock options	C$5.57	C$5.96	C$3.84
U.S. dollar stock options	$9.01	—	—

The volatility assumption is based on historical volatility at the date of grant for the period equal to the expected life.

The expected life assumption is based on historical exercise patterns. The Company’s employees typically have a longer expected life of 4.5 to 5 years due to the vesting schedules whereas directors have a shorter expected life of 1 to 2.5 years due to the immediate vesting of their options.

The Company does not expect to pay dividends and, therefore, no dividend yield assumption is used in calculating the fair value of stock options.

In the third quarter of 2007, the Company recorded additional non-cash stock-based compensation expense of $232,000 ($178,000 net of tax) related to the incorrect determination of the accounting measurement date for options granted to new employees prior to November 2006. Of the additional expense, $220,000 related to SG&A, with the remaining $12,000 related to

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cost of revenue. No restatement of prior periods is required as the amount is not material to the prior year or to the fiscal 2007 estimated earnings and to the effect on the trend of earnings.

9.	Income taxes

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows (in thousands).

	December 31,
	2007	2006

Deferred income tax assets:
Non-capital loss carryforwards	$650	$871
Deductible research and development expenses	1,937	1,477
PP&E and intangible assets	219	907
Unrealized foreign exchange loss on intercompany loan	3,355	160
Lease inducements and deferred financing	3,405	3,396
Investment tax credits	630	—
Stock-based compensation	1,470	798

Total	11,666	7,609
Less valuation allowance	5,263	3,066

Total deferred tax assets	$6,403	$4,543

Deferred tax assets — current	$3,246	$2,360
Deferred tax assets — long term	3,157	2,183

Total	$6,403	$4,543

Deferred income tax liabilities:
PP&E	$1,091	$-
Deferred charges	—	191

Total	$1,091	$191

At December 31, 2007, the Company had gross deferred tax assets totaling $11.7 million compared to $7.6 million at December 31, 2006. Of the $11.7 million, $7.4 million of DTA related to its Canadian operations (2006 — $3.6 million). The change in the deferred tax assets occurred mainly in the Canadian operations and is due primarily to increases in the following: unrealized foreign exchange losses on its intercompany note receivable ($3.2 million), tax benefits on stock-based compensation expense ($0.7 million), SRED investment tax credits ($0.6 million), and deductible research and development expenses ($0.5 million). The Company also had deferred tax liabilities which had increased to $1.1 million at December 31, 2007 due to temporary timing differences related to the Company’s PP&E for its U.S. operations.

The balance of the valuation allowance was $5.3 million at December 31, 2007 compared to $3.1 million at December 31, 2006. All of the valuation allowance is related to the DTA arising from the Canadian operations. In the second and third quarters of 2007, $3.6 million of the valuation allowance was released as it was determined by management that DTAs relating to Canadian NOLs are “more likely than not” to be realized in the balance of the current year and in future periods as a result of tax planning strategies that management expected to implement. This assessment was revised at year end and the valuation allowance was increased in the fourth quarter of 2007 by approximately $5.8 million due to an increase in the DTAs during the quarter and a change in the Company’s tax planning strategies, which is estimated to result in lower taxable income in the Canadian operations. Consequently, the Company has increased its valuation allowance as the Company does not believe that it is more likely than not that it will be able to realize its entire DTA relating to the Canadian operations. The amount of this valuation allowance is subject to adjustment by the Company in future periods based upon its assessment of evidence supporting the degree of probability that DTAs will be realized.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, the Company has Canadian NOLs available to reduce future years’ taxable income, which expire as follows (in thousands):

2015	$213
2026	647
2027	2,026

$2,886

In addition to the loss carryforwards listed above, the Company has unused SRED credits of approximately $5.8 million, which have no expiration date. The amount of these unused credits are not tax-effected and will, therefore, impact the Company’s effective tax rate in the period recognized. In the fourth quarter of 2007, the Company determined it would be able to utilize $0.9 million of SRED credits related to previous years. These credits are included as a reduction to income tax expense in the consolidated statements of operations.

The differences between the effective tax rate reflected in the provision for income taxes and the statutory income tax rate are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Corporate statutory rate	37.7%	34.6%	36.1%
Income tax expense on income before income taxes	$6,558	$5,685	$2,586
Tax effect of:
Impact of foreign tax rates	725	203	178
Share issuance costs	—	(246)	(472)
Change in valuation allowance	(3,610)	(3,885)	(3,123)
Investment tax credits utilized	(875)	—	—
Permanent differences	62	29	593
Effect of foreign exchange	(312)	(245)	(1,125)
Adjustment to tax reserves	862	—	—
Accrued interest under FIN 48	47	—	—
Impact of state minimum tax rate	—	484	18
Other	841	791	787

	$4,298	$2,816	$(558)

During the second quarter of 2007, the Company also recorded an accrued tax liability of $0.8 million related to potential tax obligations since the Company does not plan to indefinitely reinvest certain undistributed earnings of its U.S. operations. This liability was $0.6 million at December 31, 2007.

Income from the U.S. operations before income taxes was $9.7 million, $12.0 million and $4.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. Income from the Canadian operations before income taxes was $8.6 million, $4.3 million and $2.6 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Income tax expense related to the U.S. operations was $4.4 million, $5.9 million, and $0.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company recognized an income tax benefit related to the Canadian operations of $0.1 million, $3.1 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company’s effective tax rate for the years ended December 31, 2007 and 2006 was 25% and 17%, respectively. The Company recognized a tax benefit for the year ended December 31, 2005.

Uncertain Tax Positions

As a result of the implementation of FIN 48, the Company recognized an adjustment in the liability for unrecognized income tax benefits of $155,000 as a reduction in the beginning balance of retained earnings. As of December 31, 2007, the

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has an accrued liability of $202,000 related to various federal and state income tax matters on the consolidated balance sheet, all of which would impact the Company’s effective tax rate.

Changes in the balance of the liability for tax uncertainties are as follows (in thousands):

Amount recognized in retained earnings and opening balance of liability	$155
Increase in interest related to tax positions taken in prior years	47
Issues settled during the year	—

Liability at December 31, 2007	$202

The change from January 1, 2007 is a result of recognizing accrued interest and penalties related to the liability for tax uncertainties.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Accrued interest at December 31, 2007 was $80,000. The Company does not expect the liability to change significantly in the next twelve months.

The Company and its subsidiary file income tax returns in Canadian and U.S. federal jurisdictions, and various provincial, state and local jurisdictions. With few exceptions, the Company is no longer subject to tax examinations by tax authorities for years prior to 2002.

10.	Earnings per share

The following table sets forth the computation for basic and diluted EPS for the years ended December 31, 2007, 2006 and 2005 (in thousands except share data):

	2007	2006	2005

Numerator:
Net income available to common shareholders	$13,146	$13,647	$7,722
Denominator for basic EPS — weighted average common shares outstanding	20,755,372	18,710,370	14,805,857
Effect of dilutive securities:
Stock options issued	807,382	989,769	631,281

Denominator for diluted EPS	21,562,754	19,700,139	15,437,138

Earnings per share:
Basic	$0.63	$0.73	$0.52
Diluted	$0.61	$0.69	$0.50

Stock options totalling 451,000, 1,125 and 18,000 were not included in the computation of diluted EPS for 2007, 2006 and 2005, respectively, as the exercise prices were greater than the average market price of the common shares.

11.	Supplemental cash flow information

(a) The components of cash and cash equivalents are as follows (in thousands):

	December 31,
	2007	2006

Cash on deposit	$28,674	$21,958
U.S. money market funds	62,219	4,834
Commercial paper (less than 90 days)	—	30,841
Certificates of deposit (less than 90 days)	—	13,280
Canadian dollar deposit (Cdn.$35,000 at 0.9809;
December 31, 2006 — Cdn.$35,000 at 1.165)	36	30

	$90,929	$70,943

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Other non-cash activities (in thousands):

	Years Ended December 31,
	2007	2006

PP&E purchased with lease inducements (note 4)	$391	$2,442
Amortization of deferred lease inducements (note 4)	$338	$31
Change in accounting for income tax uncertainties (note 9)	$155	$—

There were no non-cash activities during 2005.

(c) Cash paid (received) for income taxes and interest was as follows for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005

Income taxes paid	$3,892	$4,436	$122
Interest paid	$112	$1,079	$1,708
Interest received	$(4,927)	$(2,773)	$(549)

12.	Employee Benefit Plans

The Company has a 401(k) savings plan that allows eligible employees to defer a percentage of their salary, not to exceed 30% of their eligible compensation, or $16,000 in 2007. The Company matches an amount equal to 50% of the contributions, up to 4%. All participant contributions are 100% vested. Employer contributions become 100% vested after completion of three years of service. For 2007, 2006 and 2005, the Company’s contributions to this plan were $534,000, $253,000, and $206,000, respectively.

13.	Commitments and contingencies

(a)	Lease Commitments:

The Company maintains lease agreements for office space in its six main operating locations. The Company also leases certain office equipment. Aggregate future minimum payments in respect of these lease agreements, which extend until 2018, are as follows (in thousands):

2008	$1,818
2009	1,588
2010	1,633
2011	1,582
2012	1,413
Thereafter	6,909

$14,943

The total rental expense for the years ended December 31, 2007, 2006 and 2005 was $2,034,000, $1,907,000 and $1,281,000, respectively. The lease agreements for each of the Company’s locations in Lisle, Illinois, Atlanta, Georgia, and Scottsdale, Arizona have renewal options at the end of the current lease term for a period of five years. The lease agreements for the locations in Milton, Ontario and Victoria, British Columbia have renewal options at the end of the current lease term of three years and two years, respectively. The lease agreement for the Company’s Warminster, Pennsylvania location expires in September 2008 and no renewal agreement has been executed as of December 31, 2007.

(b)	Contingencies:

From time to time in connection with its operations, the Company is named as a defendant in actions for damages and costs allegedly sustained by the plaintiffs. The Company has considered these proceedings and disputes in determining the necessity of any reserves for losses that are probable and reasonably estimable. In addition, various aspects of the Company’s business may subject it to litigation and liability for damages arising from errors in processing the pricing of prescription drug claims, failure to

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

meet performance measures within certain contracts relating to its services performed or its ability to obtain certain levels of discounts or rebates on prescription purchases from retail pharmacies and drug manufacturers or other actions or omissions. The Company’s recorded reserves are based on estimates developed with consideration given to the potential merits of claims or quantification of any performance obligations. The Company takes into account its history of claims, the limitations of any insurance coverage, advice from outside counsel, and management’s strategy with regard to the settlement or defense against such claims and obligations. While the ultimate outcome of those claims, lawsuits or performance obligations cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these claims and performance obligations, that adequate provisions have been recorded in the accounts where required.

(c)	Guarantees:

The Company provides routine indemnification to its customers against liability if the Company’s products infringe on a third party’s intellectual property rights. The maximum amount of these indemnifications cannot be reasonably estimated due to their uncertain nature. Historically, the Company has not made payments related to these indemnifications.

14.	Segmented information

The Company operates in a single reportable operating segment, which provides transaction processing solutions to the pharmaceutical benefits industry.

The Company operates in two geographic areas as follows (in thousands):

December 31, 2007	Canada	U.S.	Total

Revenue	$3,925	$89,246	$93,171
PP&E	$117	$13,512	$13,629
Goodwill	$—	$15,996	$15,996
Deferred tax assets	$2,110	$4,293	$6,403
Deferred tax liability	$—	$1,091	$1,091
Net assets	$3,412	$129,045	$132,457

December 31, 2006	Canada	U.S.	Total

Revenue	$2,248	$78,675	$80,923
PP&E	$200	$9,914	$10,114
Goodwill	$—	$15,996	$15,996
Deferred tax assets	$554	$3,989	$4,543
Deferred tax liability	$—	$191	$191
Net assets	$3,047	$108,443	$111,490

December 31, 2005	Canada	U.S.	Total

Revenue	$1,144	$52,979	$54,123
PP&E	$195	$3,583	$3,778
Goodwill	$—	$13,996	$13,996
Deferred tax assets	$682	$—	$682
Deferred tax liability	$2	$—	$2
Net assets	$1,720	$57,751	$59,471

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s revenue consists of the following for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005

Recurring:
Transaction Processing	$54,273	$38,767	$21,446
Maintenance	16,476	14,931	13,343

Total Recurring	70,749	53,698	34,789
Non-Recurring:
Professional Services	14,031	16,915	11,109
System Sales	8,391	10,310	8,225

Total Non-Recurring	22,422	27,225	19,334
Total Revenue	$93,171	$80,923	$54,123

Costs of revenue applicable to each category of revenue are as follows for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005

Recurring services:
Revenue	$70,749	$53,698	$34,789
Cost of revenue	30,432	22,879	14,141

	$40,317	$30,819	$20,648

Non-Recurring services:
Revenue	$22,422	$27,225	$19,334
Cost of revenue	9,163	11,150	7,500

	$13,259	$16,075	$11,834

During the years ended December 31, 2007 and 2006, one customer accounted for 10.8% and 10.4% of total revenue, respectively. During the year ended December 31, 2005, no one customer accounted for more than 10% of total revenue.

At December 31, 2007, one customer accounted for 12.0% of total accounts receivable. At December 31, 2006 and 2005, no one customer accounted for more than 10% of the total accounts receivable balance.

15.	Financial instruments

(a) Credit risk:  The Company is subject to concentrations of credit risk through cash equivalents and accounts receivable. Management monitors the credit risk and credit standing of counterparties on a regular basis. Cash equivalents and accounts receivable are with financial institutions and large corporations.

(b) Fair values:  The estimated fair value of the Company’s financial instruments has been determined based on the Company’s assessment of available market information and appropriate valuation methodogies. However, these estimates may not necessarily be indicative of the amounts that the Company could realize in a current market exchange. The Company’s cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable, salaries and wages payable, accrued liabilities (current portion) pharmacy benefit management rebates payable and pharmacy benefit claim payments payable are considered financial instruments. The estimated fair values of these financial instruments approximate their carrying amounts. The Company has determined that it is not meaningful to calculate the fair value of the non-current accrued liabilities as these amounts represent an accrual for tax uncertainties.

(c) Foreign exchange risk:  The Company is subject to foreign exchange risk related to its operations in Canada. The Company does not enter into derivative instruments to mitigate this risk. Exposure to fluctuations in Canadian-dollar denominated transactions is partially offset by Canadian dollar-denominated assets and liabilities.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Sale of land and building

On May 31, 2005, the Company completed the sale and leaseback of its Milton, Ontario headquarters facility for approximately $2,343,000. The net proceeds after repayment of the mortgage on the building was approximately $1,585,000. The Company recorded a gain of $626,000 on the sale.

Concurrent with the sale, the Company has agreed to lease 8,100 rentable square feet of the facility for a three-year term with one three-year renewal option period which represents a minor portion of the property sold.

17.	Termination Benefits

The Company made certain involuntary terminations during the third quarter of 2007 by reducing its workforce approximately 7%. In accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company incurred severance costs of approximately $0.7 million for the entire amount of benefits to be paid to the terminated employees. The benefits will be settled within twelve months and the severance costs are reflected in the Company’s consolidated financial statements as follows (in thousands):

Cost of revenue	$243
Product development costs	130
Selling, general and administration	372

$745

The Company’s consolidated balance sheet at December 31, 2007 includes a liability of $0.3 million for severance payments which are expected to be paid within the next twelve months.

18.	Subsequent Events

On February 26, 2008, the Company announced that it had entered into a definitive agreement to acquire National Medical Health Card Systems, Inc. (“NMHC”). Pursuant to the merger agreement, Comet Merger Corporation, a newly-formed, wholly-owned subsidiary of the Company, has agreed to commence an exchange offer to acquire all of the outstanding shares of common stock of NMHC. The purchase price will be funded with a combination of cash and the Company’s stock, resulting in an estimated transaction value, as of February 25, 2008, of $143 million, or $11.00 per common and convertible preferred share of NMHC. The boards of directors of both companies have unanimously approved the transaction. In addition, NMHC’s majority shareholders, representing approximately 55% of the total NMHC shares outstanding on an as-converted basis, have agreed to tender their shares into the offer, pursuant to the terms of stockholder agreements entered into in connection with the execution of the merger agreement.

The acquisition is expected to close in the second quarter of 2008, and is subject to various closing conditions, including a requisite number of shares of NMHC common stock being tendered into the offer, the Company obtaining financing pursuant to a commitment letter and regulatory approvals. If not completed, the exchange offer will be followed by a back-end merger for the same consideration as that offered in the exchange offer. Under certain circumstances, the Company and NMHC have agreed that the Company will terminate the exchange offer and will instead seek to consummate the acquisition of NMHC by a one-step merger following the adoption of the merger agreement by NMHC’s stockholders.

Pursuant to the merger agreement, NMHC stockholders will receive $7.70 in cash and 0.217 shares of the Company’s common stock for each share of NMHC common stock tendered into the offer. The amount of Company common stock to be exchanged for each share of NMHC common stock tendered in the offer is fixed at 0.217, and therefore will not change based on fluctuations or changes in the market price of either companies’ stock. The Company will issue approximately 2.9 million shares of its common stock for the transaction to be completed. In addition, the Company intends to finance a portion of the purchase price through a new $48.0 million secured term loan and a $10.0 million secured revolving credit facility.

US Corp. has received a debt commitment letter, dated as of February 25, 2008, from General Electric Capital Corporation (“GE Capital”), pursuant to which, subject to the conditions set forth therein GE Capital has agreed to provide US Corp. senior secured financing of $58 million, consisting of a $10 million senior secured revolving credit facility and a $48 million senior secured term loan. The financing will be used solely to pay the cash consideration for the offer and the second step merger as well as related transaction fees and, in the case of the senior secured revolving credit facility, for working capital and general corporate and similar purposes.

The debt commitment expires on August 1, 2008. The documentation governing the senior secured revolving credit facility and senior secured term loan has not been finalized and, accordingly, the actual terms of such facilities may differ from those described.

19.	Supplemental information

	Beginning	Charged to		Ending
Description	Balance	Expense	Deductions	Balance
	(In thousands)

Allowance for accounts receivable:
Year end December 31, 2007	214	412	(21)	605
Year end December 31, 2006	320	561	(666)	215
Year end December 31, 2005	469	73	(222)	320

	Beginning	Charged to		Ending
Description	Balance	Expense	Adjustments	Balance
	(In thousands)

Valuation allowance for deferred tax assets
Year end December 31, 2007	3,066	5,807	(3,610)	5,263
Year end December 31, 2006	6,951	—	(3,885)	3,066
Year end December 31, 2005	10,074	—	(3,123)	6,951

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation (under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer), pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures as of December 31, 2007 (the “Evaluation Date”), which is the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The management of our company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective. Our independent registered public accounting firm, KPMG LLP, has issued an audit report that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the COSO. KPMG LLP’s audit report is included in Item 8 of this Form 10-K.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 12, 2008, the Company entered into new employment agreements with Gordon S. Glenn, our Chairman and Chief Executive Officer, and Mark Thierer, our President and Chief Operating Officer. Please see the “Employment Agreements” section included in Item 11 of this Annual Report on Form 10-K, which is incorporated into this Item 9B by reference, for further information regarding these employment agreements.

PART III

ITEM 10.	DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

NASDAQ stock exchange rules require most companies whose stock is quoted on the NASDAQ stock exchange, following their first annual stockholders meeting after January 15, 2004, to have a Board of Directors composed of a majority of independent directors, as determined and defined under NASDAQ Rule 4350(c), and to comply with certain other requirements for committees and independent directors.

The Board of Directors of the Company currently consists of eight members, of which each of Terrence C. Burke, William J. Davis, Philip R. Reddon, Steven Cosler, Curtis Thorne and Anthony Masso are considered independent as required by NASDAQ rules. The current articles of the Company provide that each member of the Board of Directors shall hold office until the close of the next annual meeting or until their successors are elected or appointed, whichever occurs first. All of the current directors’ terms will expire at the Company’s next annual meeting.

Directors

The following text presents certain information concerning our directors:

Terrence C. Burke, 66, has been a director for us since August, 1999. Mr. Burke is a Director and consultant of Chinook Wind Development since 1995, which serves emerging healthcare companies and a strategic advisor to healthcare organizations. He currently holds directorships with two healthcare-related technology companies. Mr. Burke has served on the boards of several healthcare industry associations, including Federation of American Health Care Systems, Group Health Association of America and the National Association of Employers on Health Care. Mr. Burke brings to the Company a wealth of experience and contacts in the managed care and indemnity insurance industries in the U.S. Mr. Burke has a B.A. in History from the University of Washington.

Burke has extensive experience in the managed care and indemnity insurance industry in the U.S. and for the past several years has been an industry consultant. He was a pioneer in managed care with a long track record of strategically introducing and managing new, innovative and profitable products for the employee benefits and group health industry. He has held executive positions with a number of leading managed care companies, which positions include Senior Executive Vice-President of Metrahealth Corporation, Senior Vice-President, Field Operations, Specialty Companies (including pharmacy management) & Planning and Development of Aetna Corporation and President of CIGNA Health Plans as well as Senior Vice-President, National Operations of Cigna Corporation.

William J. Davis, 40, has been a director for us since January, 2007. Mr. Davis is currently the Chief Financial Officer of Chicago-based healthcare information technology provider Allscripts Healthcare Solutions, Inc. Mr. Davis joined Allscripts as CFO in October, 2002 and is responsible for all of its financial operations, as well as its human resource and management information system operations. Prior to joining Allscripts, Mr. Davis was the CFO of Lante Corporation, a leading technology consulting firm. Mr. Davis helped lead that company’s initial public offering in February 2000 and its subsequent sale to SBI and Company in September, 2002. From 1991 through 1999, Mr. Davis was in the Technology Group of PricewaterhouseCoopers LLP. Mr. Davis earned his Bachelors degree in Accounting from the University of Cincinnati and his Masters of Business Administration from Northwestern University. Mr. Davis is also a Certified Public Accountant.

Gordon S. Glenn, 59, has been a director for us since August, 1999. Mr. Glenn joined the Company in June, 1998 as President and Chief Operating Officer and was promoted to Chief Executive Officer on September 1, 1998. On November 2, 2006, Mr. Glenn resigned as President of the Company and was appointed Chairman of the Board. Prior to joining SXC, Mr. Glenn enjoyed a 24-year career with Computer Data Systems Inc. (“CDSI”) in Rockville, MD, of which the last eight years he served as President and CEO. A graduate of the University of Kentucky, Mr. Glenn earned his Bachelor of Science degree in Mechanical Engineering. He received a full scholarship from the Union Carbide Corporation and graduated cum laude.

Philip R. Reddon, 42, has been a director for us since March, 2006. Mr. Reddon joined Covington Capital Corporation in 2002, as Managing Director, his responsibilities include analysis of new investment opportunities for Covington and assisting in the management and monitoring of Covington’s existing investments.

Prior to joining Covington, Mr. Reddon spent six years at Bank of Montreal Capital Corporation (“BMO Capital”) as Managing Director for a private equity fund. He was head of the Technology Investment team, and sat on the investment committee, which was involved in the investment and approval process for over 60 companies. In his role at BMO Capital, he sat on the boards of eight investee companies. Prior to BMO Capital, Mr. Reddon spent six years with the Business Development Bank of Canada.

Mark A. Thierer, 48, has been a director for us since January, 2006. On September 5, 2006, Mr. Thierer was appointed President and Chief Operating Officer of the Company. Prior thereto, Mr. Thierer was the President of Physicians Interactive, a division of Allscripts, Inc. (NASDAQ: MDRX), the leading provider of Electronic Health Records, ePrescribing, and information solutions for physicians. Physicians Interactive provides clinical information and education to physicians and patients through on-line, interactive programs. Their client base includes leading pharmaceutical, biotechnology, and medical device companies worldwide.

Prior to Allscripts, Mr. Thierer spent ten years with CaremarkRx (NYSE: CMX), where he was a corporate officer and key executive in helping to build Caremark into a pharmacy benefits manager and specialty pharmacy company. In his most recent capacity, Mr. Thierer served as the Senior Vice President, New Ventures, responsible for developing Caremark’s growth strategy. Prior to that role, Mr. Thierer managed Caremark’s retail network operations, trade relations, specialty pharmacy, marketing, field operations, and corporate account functions. Prior to Caremark, Mr. Thierer spent ten years with IBM, managing sales of healthcare information management (HIT) solutions. Mr. Thierer holds a B.S. in Finance from the University of Minnesota and an M.B.A. in Marketing from Nova Southeastern University in Florida. He also holds the designation of CEBS (Certified Employee Benefits Specialist) from The Wharton School.

Steven Cosler, 52, has been a director for us since August, 2007. Mr. Cosler is currently an Operating Partner at Water Street Healthcare Partners (“Water Street”), a Chicago-based private-equity firm focused exclusively on the healthcare industry. Mr. Cosler joined Water Street in 2006 and prior to that was President and Chief Executive Officer of Priority Healthcare Corporation (“Priority”), a publicly held specialty pharmacy and distributor that was acquired by Express Scripts in October, 2005. Mr. Cosler was employed by Priority from 1996 to 2005, where he held a number of increasingly senior roles, culminating in his appointment as President and Chief Operating Officer in 2001, and President and CEO in 2002, a position he retained until the acquisition.

Before joining Priority, Mr. Cosler held leadership positions at Coresource, Inc., a Third party Administrator managing healthcare services, and at IBM. Mr. Cosler sits on the board of several privately held healthcare companies including CCS Medical, Inc., Access Mediquip, Inc., Cydex Pharmaceutical, Inc., and Claymore Securities. He is a graduate of Purdue University with a Bachelor of Science degree in Industrial Management.

Curtis Thorne, 48, has been a director for us since August, 2007. Mr. Thorne is currently the President and Chief Executive Officer of MedSolutions, Inc., a company focused on management of medical imaging services. From 1998 to 2000, Mr. Thorne was its President and Chief Operating Officer. Prior to joining MedSolutions, Mr. Thorne was President and COO of Adesso Specialty Services, a California-based specialty physician management company. Mr. Thorne earned his masters in business administration from the Babcock School of Management at Wake Forest University and a bachelor’s degree in chemistry from the University of North Carolina.

Anthony Masso, 66, has been a director for us since August, 2007. Mr. Masso is currently the President and Chief Executive Officer of Consortium Health Plans, Inc., a national coalition of 19 Blue Cross Blue Shield plans that is focused on building market share of its members amongst major employers and benefits consultants. Prior to Consortium, Mr. Masso was President of StrongCastle LLC, an implementation of strategic business plans for corporate clients from 2000 to 2003. Mr. Masso was also previously President of Litho Group, Inc., and Executive Vice President of Integrated Health Services, Inc from 1994 to 2000. Mr. Masso spent four years as Senior Vice President of the Health Insurance Association of America, where he planned and implemented a transformation of indemnity insurers into managed care networks. As Senior Vice President of Aetna Health Plans, Mr. Masso was responsible for East Coast operations for all HMOs and POS health plans.

Executive Officers

Our executive officers, and their ages and positions are:

Name	Age	Office and Position Held

Gordon S. Glenn	59	Chairman of the Board and Chief Executive Officer
Mark A. Thierer	48	President and Chief Operating Office
Jeffrey Park	36	Chief Financial Officer and Senior Vice President, Finance
John Romza	52	Chief Technology Officer and Executive Vice President, Product Development
Mike Bennof	44	Executive Vice President, Healthcare Information Technology
Michael Meyer	52	Senior Vice President, Sales and Marketing
B. Greg Buscetto	46	Senior Vice President and General Manager, informedRx

Gordon S. Glenn, 59, has served as our Chairman of the Board since November 2, 2006. Information about Mr. Glenn’s tenure with us and his business experience is presented under “Directors”.

Mark A. Thierer, 48, has served as our President and Chief Operating Officer since September 5, 2006. Information about Mr. Thierer’s tenure with us and his business experience is presented above under “Directors”.

Jeffrey Park, 36, has served as our Chief Financial Officer since March, 2006. Prior to his appointment, Mr. Park was a member of our board of directors and was Senior Vice President of Covington Capital Corporation, a private equity venture capital firm. Mr. Park, a Chartered Accountant, joined Covington in 1998. Prior to Covington, Mr. Park worked for IBM in several areas of their Global Services Organization.

John Romza, 52, has served as our Executive Vice President of Product Development and Chief Technology Officer since June 2007. Mr. Romza is responsible for the software development, technical infrastructure, and operation activities of our processing centers. Mr. Romza has over 25 years of overall software development experience and 20 years of experience in developing software products for the pharmacy industry. Mr. Romza joined us as a result of our acquisition of ComCoTec in 2001, where he was Vice President, Research and Development.

Mike Bennof, 44, has served as our Executive Vice President of Healthcare Technology since June, 2007.  Mr. Bennof is responsible for executive management and growth of our systems integration and consulting business areas. He is responsible for operations of major accounts including government programs such as Medicare, Medicaid and provincial drug plans in Canada. Mr. Bennof has 18 years in the software and high-technology industries including prior positions with Computer Data Systems Inc. and Decision Systems Technologies, Inc. Mr. Bennof joined us in March, 1999.

Michael Meyer, 52, has served as our Senior Vice President of Sales & Marketing since May, 2004.  Mr. Meyer is responsible for directing the sales and marketing activities for our entire portfolio of products and services. Mr. Meyer has over 20 years of experience in the pharmacy benefit management industry. Before joining us, he was the Vice President of Managed Care Sales for CaremarkRx. Prior to his tenure at CaremarkRx, Mr. Meyer served in executive sales roles at Premier Purchasing Partners LP, PCS Health Systems, Inc. and Allscripts, LLC, where he was responsible for various sales and sales management components.

B. Greg Buscetto, 46, has served as our Senior Vice President and General Manager of informedRx since November, 2007. Mr. Buscetto is responsible for the day-to-day operations and expansion of SXC’s PBM business. Greg has more than twenty years of PBM and technology industry experience and joins the Company from ProCareRx where he was Executive Vice President and Chief Operating Officer. Greg helped lead ProCareRx’s transition from a claims processor to a full service PBM. He held management responsibility for 125 employees and was a key driver of ProCareRx’s revenue growth and increase in its number of lives under management. Prior to ProCareRx, Mr. Buscetto was Vice President of Sales and Marketing, Domestic and International, at Magnitude Information Systems, Inc. At Magnitude he developed and implemented a multi-channel marketing plan and amongst other achievements, held oversight responsibilities for product development, branding and contract negotiations.

Audit Committee

The Company has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of The Exchange Act. The Audit Committee assists the Board of Directors in its oversight of our compliance with all applicable laws and regulations related to financial reporting, which includes oversight of the quality and integrity of our financial reporting, internal controls and audit functions, and is directly and solely responsible for the appointment, retention, compensation and monitoring of the performance of our independent registered public accounting firms, including the services and scope of their audit. The Audit Committee meets at least quarterly with our management and independent public accountants to, among other things, review the results of the annual audit and quarterly reviews, discuss the financial statements, assess management performance and procedures in connection with financial controls and receive and consider comments as to internal controls.

The duties and responsibilities of the Audit Committee are set forth in a written chapter that is available on our website, www.sxc.com.

At the beginning of fiscal 2007, the Audit Committee was composed of Philip R. Reddon (Committee Chair), William J. Davis and James A. Ryan. On September 17, 2007, Mr. Ryan resigned from the Board of Directors and the Audit Committee. On September 17, 2007, Curtis Thorne joined the Board of Directors and the Audit Committee. The Audit Committee is currently composed of Mr. Reddon (Committee Chair), Mr. Davis and Mr. Thorne. The Board of Directors has determined that all current members, including Mr. Ryan, are independent directors within the meaning of NASDAQ Rule 4200 and SEC Rule 10A-3(b)(1)(ii).

In addition, as required by the rules of the SEC and the NASDAQ, our Board of Directors has determined that Mr. Reddon, the Chairman of the Audit Committee, qualifies as an “audit committee financial expert” as defined in Item 407 (d)(5) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934, as amended. Stockholders should understand that the designation is an SEC disclosure requirement relating to Mr. Reddon’s experience and understanding of certain accounting and auditing matters, which the SEC has stated does not impose on the director so designated any additional duty, obligation or liability than otherwise is imposed generally by virtue of serving on the Audit Committee and/or the Board of Directors.

Compensation Committee

The overall purpose of the Compensation Committee is to develop, monitor and assess the Company’s approach to the compensation of its directors, senior officers and employees. Among other things, the Compensation Committee manages on behalf of the Board of Directors and is solely responsible for: (i) reviewing the compensation practices and policies of the Company to ensure they are competitive and that they provide appropriate motivation for corporate performance and increased shareholder value; (ii) oversight of the administration of the Company’s compensation programs, including equity-based compensation programs, and making recommendations to the Board regarding their adoption, amendment or termination;

(iii) annually reviewing and recommending the annual base salary and bonus targets for senior executives of the Company other than the CEO; and (iv) reviewing and recommending annual corporate goals and objectives for the CEO and evaluating the CEO’s performance and based on this evaluation, annually reviewing and recommending the CEO’s annual base salary, bonus and any stock option grants or other awards.

The Compensation Committee has authorized the CEO to grant and allocate options in two circumstances. The first relates to the annual option allocation to non-executive employees. The annual option allocation is submitted to the Compensation Committee for consideration and comment and specifically lists recipients and a proposed allocation. The second circumstance is that the CEO is authorized to grant options to newly hired employees provided that:

(1) the number of options granted to new employees is reasonably consistent with past practice in terms of the options granted to an employee in the position and with the responsibility of the new employee; and

(2) such authority does not extend to new employees who are senior officers of the Company.

The Chief Executive Officer in consultation with the Chief Financial Officer and Human Resources will consider the position, requirements, seniority, employment, and market conditions when deciding the options to be granted to new employees.

Terrence C. Burke, Steve Cosler and Anthony Masso are members of the Compensation Committee. Mr. Burke is Chairman of the Compensation Committee. Mr. Ryan served on the Compensation Committee prior to his resignation from the Board of Directors on September 17, 2007. Each member of the Compensation Committee is and Mr. Ryan, while serving on the Compensation Committee, was independent as independence is defined in the listing standards of the Nasdaq Stock Market and in MI 52-110.

The Compensation Committee is responsible for reviewing the adequacy and format of compensation to directors in light of the responsibilities and risks associated with directorship. With respect to the compensation of the Company’s officers, see Item 11 “Executive Compensation”.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics, (the “Code”), that applies to each of its employees, each employee of its subsidiaries, including our Chief Executive Officer, Chief Financial Officer, and other senior officers. The Code covers all areas of professional conduct, including conflicts of interest, disclosure obligations, confidential information, intellectual property, and a strict adherence to all laws and regulations to conduct our business. We encourage all employees, officers and directors to promptly report any violations of the Code to the appropriate persons identified in the Code. We have satisfied our obligation, imposed under the Sarbanes-Oxley Act of 2002, to disclose promptly on our website amendments to, or waivers from, the Code, if any. No waiver of any requirement of our Code was granted in 2007. A copy of our code is available on our website, www.sxc.com.

The Board is ultimately responsible for the implementation and administration of the Code of Business Conduct and Ethics and has designated a Compliance Officer for the day-to-day implementation and administration of the Code. In addition, the Company’s Audit Committee has adopted a Whistleblower Policy establishing procedures for the submission of complaints and concerns regarding accounting, auditing and other matters.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Introduction

In this Compensation Discussion and Analysis, we address the compensation objectives, policies and practices relating to the 2007 compensation paid or awarded to our Named Executive Officers, or NEOs. Our Named Executive Officers for 2007 were Messrs. Glenn, Thierer, Park, Romza and Bennof. The terms “we”, “our”, and “the company” refer to SXC and not to the Compensation Committee.

Compensation Philosophy and Objectives

The overall compensation program for salaried employees has been designed and is administered to ensure that employee compensation promotes superior job performance and the achievement of business objectives. There are three main objectives of our executive compensation program: first, the maximization of shareholder value over the long term; second, to attract and retain highly qualified executives to ensure that the long-term financial objectives of the Company are met; and third, to provide incentives and reward each executive for his or her contributions to the Company. In particular, the goals of our executive compensation program are to reward past performance, incent future performance, and align executives’ long-term interests with those of investors. The Compensation Committee believes that these objectives can best be accomplished by an executive compensation program that reflects the following four principles:

•	Base salaries should be sufficient to attract and retain qualified management talent, without exceeding competitive practice at similar companies in the healthcare information technology market;

•	Bonus and incentive programs should provide opportunity for significant increases in compensation, based on meeting or exceeding pre-determined company and individual performance targets;

•	A substantial portion of total long-term compensation should reflect performance on behalf of the Company’s shareholders, as measured by increases in the value of the Company stock; and

•	Compensation should be weighted to reflect the performance of the Company compared to its stated goals and relative to selected competitors, taking into consideration, metrics such as, but not limited to, sales growth, margins and earnings per share growth.

Role of Executives in Determining Compensation

The CEO annually reviews the performance of all NEOs based on performance objectives determined by the CEO. The performance objectives are based upon individual performance, business unit financial performance and overall Company financial performance and are approved by the Compensation Committee. The CEO prepares a self-assessment of himself and an assessment of all other NEOs and provides a recommendation regarding base pay increases, incentive compensation awards, and stock option awards. The recommendations submitted by the CEO are reviewed by the Compensation Committee. The Compensation Committee evaluates performance against the performance objectives and solicits feedback from the full board as it relates to the subjective measures. The determination of compensation actions for all NEOs involve thorough processes that include Compensation Committee review and approval of compensation program design and practices, and in depth discussions between the CEO and the Compensation Committee with respect to each NEO’s performance. The recommendations submitted by the CEO are reviewed by the Compensation Committee and, based on such reviews; the Compensation Committee provides recommendations to the CEO for revisions. The Compensation Committee determines the compensation program for all NEOs.

The executive compensation program for these individuals is designed to reward performance as measured against financial objectives and subjective performance objectives. These financial performance factors are based upon the Company’s performance in three sub-sectors -, Health Care IT, PBM and Retail Pharmacy. Half of the bonus opportunity that the CEO, COO and CFO receive is based on the Company’s performance in each of these sub-sectors compared to the Company’s internal financial budget. The remaining bonus opportunity is based on the Company’s performance in each of these sub-sectors compared to the performance of members of the peer group that operate in each of these sub-sectors. The Compensation Committee approves the total compensation package for the each of the NEOs.

Peer Group Information

The CEO and the Compensation Committee use market data of the peer group as a guide to ensure we are competitive in the market place and to help us attract, retain, motivate and increase long-term shareholder value to SXC. The peer group was determined by our CEO. Companies included in the peer group were selected based on a number of factors, including industry, number of employees, market capitalization, and product and services offerings. The Compensation Committee considers the list prepared by the CEO and assesses the information provided and determines if any modifications or amendments are needed to the peer group for compensation and performance comparisons purposes. The peer group consisted of nine healthcare information technology companies and six Pharmacy Benefit Management companies (PBM’s). While many of these organizations are significantly larger than SXC, they were included in the review because they provide industry benchmarks.

The Compensation Committee believes the Companies below to be an appropriate peer group.

Peer Group for Fiscal 2007

AllScripts	Healthcare IT	Caremark	Pharmacy Benefit Managers
Emergis (in CAD)	Healthcare IT	Express Scripts	Pharmacy Benefit Managers
Cemer Corp.	Healthcare IT	HealthExtras	Pharmacy Benefit Managers
Eclipsys	Healthcare IT	BioScrip Inc	Pharmacy Benefit Managers
Quovadx	Healthcare IT	National Medical Health Card	Pharmacy Benefit Managers
ProxyMed	Healthcare IT	Medco	Pharmacy Benefit Managers
Trizetto Group	Healthcare IT
McKesson	Healthcare IT Retail Pharmacy
Emdeon	Healthcare IT

We reviewed our relative position among the companies included in the peer group with respect to market capitalization, revenue, net income, employees, earnings per share, and one and three year stockholder return and, based on our review; we were in the lower quartile of the peer group.

In recommending the compensation package for our NEOs, the CEO prepares competitive market data based upon public records of members of our peer group. The competitive market data is one factor used in determining recommendations for the other NEOs. In making recommendations, the CEO considers, among other factors, the Company’s ability to replace the individual in the event of the executive’s departure, size of the organization under the executive’s control including the number of employees, revenue and profitability under the executive’s control, the amount received by others in relatively similar positions, and title. The competitive market data is used as a guide for compensation decisions and the CEO and the Compensation Committee do not target compensation at any particular point against the peer group.

Elements of Compensation and Rationale for Pay Mix

A variety of compensation elements are used to achieve the Company’s goals, including base salary, annual incentive compensation awards and stock option awards, all of which are discussed below. The Compensation Committee relies on its yearly assessment of the performance and business judgment of the CEO, and, in turn, upon the CEO’s assessment regarding the individual performance of the other NEOs and each NEO’s impact on the Company’s overall financial performance, to determine the amount and types of compensation awarded to executives. Factors influencing the Compensation Committee’s assessment include:

•	Our analyses of competitive compensation practices;

•	The Committee’s subjective evaluation of the CEO and other NEOs;

•	The Company’s actual financial performance compared to plan and the role the individual executive played and contribution, such as sales growth, margin, operating expenses and customer satisfaction;

•	Operational management, such as project milestones and process improvements;

•	The NEO’s effectiveness in implementing and delivering the Company’s operational and strategic goals established for the NEO at or around the beginning of the fiscal year;

•	The level of the NEO’s responsibilities within the Company, along with their individual expertise, skills and knowledge;

•	Leadership, including developing and motivating employees, collaborating within SXC, attracting and retaining employees and personal development; and

•	Labor market conditions, the need to retain and motivate, the potential to assume increased responsibilities and the long-term value to SXC.

We do not have a pre-defined framework that determines which of these factors may be more or less important, and the emphasis placed on specific factors may vary among the executive officers. Ultimately, it is the Committee’s judgment of these factors along with competitive market data from our peer group that form the basis for approving the total compensation package for each NEO. In determining total compensation packages for the Company’s Executives, the Compensation Committee considers each executive’s current salary and previous year’s bonus and the need to establish a balance between incentives for long-term and short-term performance.

Base Salaries

The Compensation Committee annually reviews the base salaries of the NEOs, including the CEO, and considers increases based on Company profitability, competitive salaries, position, responsibility and individual qualifications and performance. A component of this review is a comparison of current salaries against those reported for comparable positions in the Company’s peer group. The Compensation Committee also factors in internal salary levels within the Company, both with respect to other executive officers and senior employees. Base salaries may be adjusted at the Committee’s discretion when competitive data indicate a significant market lag or in recognition of outstanding individual performance or an increase in the executive’s functional responsibilities.

The salaries that the Company paid to Messrs, Glenn, Thierer, Park, Romza, and Bennof during fiscal 2007 are shown in the “2007 Summary Compensation Table.” The salary increases paid in 2007 to the NEOs were based upon cost of living increases.

Annual Bonus

Executives and certain other key personnel are eligible for cash bonuses after the end of each fiscal year. The bonus program is approved by the Compensation Committee. The Board of Directors, upon the recommendation of the Compensation Committee, determines the bonus for the CEO. The CEO’s bonus is based on the Company’s overall performance and financial results, including its achievement of goals pertaining to revenue growth, Adjusted EBITDA margin%, and EPS growth, relative performance of the Company to competitors, as well as certain individual goals. These factors are weighted and then the Company’s and the CEO’s fulfillment of these goals are evaluated. Bonuses for other executive officers are recommended by the CEO and then submitted to the Compensation Committee for its approval. The bonuses for the other NEOs are based on similar company-wide criteria as those used for the CEO, although individualized goals are customized. In making its final determinations, the Compensation Committee determines how each NEO contributed to the Company’s achievement of its goals as well as each NEO’s fulfillment of his individual goals.

The CEO’s bonus opportunity is based on the achievement of (i) the Company’s financial performance factors, which represents 60% of the CEO’s bonus opportunity, and (ii) individual performance factors, which represents 40% of the CEO’s bonus opportunity. The Company’s financial performance factors are based upon the Company’s performance in three sub-sectors — Health Care IT, PBM and Retail Pharmacy. Half of the financial performance bonus opportunity is based on the Company’s performance in each of these sub-sectors compared to the Company’s internal financial budget. The remaining bonus opportunity is based on the Company’s performance in each of these sub-sectors compared to the performance of members of the peer group that operate in each of these sub-sectors.

				Target
		Company	Peer Group	@ 80% of	Maximum
CEO Measures	Weight	Performance	Performance	Base	@ 200% of Base

Individual Performance	40%			$96,000	$240,000
Financial Performance Factors —	60%
HealthCare IT		20%	20%	$57,600	$144,000
PBM		25%	25%	$72,000	$180,000
Retail Pharmacy		5%	5%	$14,400	$36,000
	100%	50%	50%	$240,000	$600,000

The COO and CFO are evaluated using the same two principal components and formula as the CEO, noted above, except that the COO and CFO have a maximum bonus of 150% of their base salary.

The other two NEOs cash incentive compensation is based upon the following factors:

i) achievement of individual objectives (50%); and ii) the individual’s contributions to the Company’s achievement of the Company’s revenue and adjusted EBITDA targets (50%). The achievement of the Company’s revenue and adjusted EBITDA targets are each weighted equally in evaluating the individual’s contribution to the Company’s achievement of such targets.

The Company did not achieve individual or minimum financial threshold performance factors and, therefore, no payouts were made to the CEO, COO or CFO under our annual bonus plan for 2007. Mr. Romza and Mr. Bennof received a payout under the 2007 annual bonus plan of $25,000 each as a result of achieving individual or financial threshold performance factors.

Executive Incentive Grants

The Compensation Committee believes that stock ownership and the amount or level of ownership by the Company’s NEOs is an important link to motivate the NEOs by the potential appreciation in our stock price. The Compensation Committee has historically awarded stock options because of its belief that stock options have the strongest tie to stock price performance and, therefore, such awards align the interests of the Company’s NEOs with those of our stockholders. The Compensation Committee does not have formal stock ownership guidelines, except to ensure that NEOs maintain meaningful equity stakes in the Company. All option awards are made pursuant to the provisions of an incentive stock option plan (the “Stock Option Plan”) approved by the Company’s stockholders. Performance-based awards are generally determined in conjunction with the annual performance review process, which occurs in February and March of each year concurrently with the compilation of Corporate performance data. Each individual has a performance plan comprised of both individual and financial objectives, which are weighted during the review process. The assessments prepared by the CEO are used to determine any incentive compensation equity awards and to support any recommendations for options grants. The Compensation Committee reviews the assessments and options are awarded on a discretionary basis.

Options grants may be awarded on a discretionary basis in conjunction with a significant promotion, such as to an executive level position, or as a retention strategy. In both cases, the intention is both to reward the individual’s contributions to date and to solidify the individual’s commitment as a key leader/owner of the organization. Options grants may also be distributed as part of a specific recruitment strategy, specifically to provide competitive total compensation packages for individuals who will fill key senior level positions in the Company. The number of options granted will vary based on the targeted total compensation package.

The Stock Option Plan

As noted previously, all option awards are made pursuant to the provisions of the Stock Option Plan. The Stock Option Plan was established for the purpose of encouraging officers, employees, directors and service providers of the Company to participate in the growth and development of the Company. The Stock Option Plan currently provides that there will be a maximum of 3,937,500 Common Shares available for issuance (of which 454,311 remain available at December 31, 2007) and any increase in such maximum number of Common Shares will require approval of the holders of the Common Shares. The aggregate number of Common Shares reserved for issuance to insiders of the Company is not to exceed 10% of the aggregate number of Common Shares outstanding, and the aggregate number of Common Shares that may be issued to insiders in any one year period may not exceed 10% of the number of Common Shares outstanding. The aggregate number of Common Shares reserved for issuance to any one person under the Stock Option Plan and any other share compensation arrangement is not to exceed 5% of the aggregate number of the Common Shares outstanding.

The Compensation Committee oversees the administration of the Stock Option Plan and reports its oversight to the Board of Directors and, subject to the foregoing limitations, grants under the Stock Option Plan will be at the discretion of such committee.

Post-Termination Compensation

The employment agreements with each of our NEOs provides for severance benefits following certain terminations of employment from the Company. We provide these severance benefits because many of the companies with which we compete for executive talent provide similar benefits and these benefits are therefore necessary for retention and recruitment purposes. In the event a change in control, the severance benefits are payable only upon a so-called “double trigger.” This means that severance benefits are triggered within 12 months after the change in control only when the NEO’s employment with the Company is terminated with that period. Please see the “Employment Agreements” and “Potential Payments upon Termination or Change in Control” sections of this Item 11 for a description and amounts of the severance benefits to be paid following each NEO’s termination of employment.

Retirement Plans

The Company provides a 401(k) plan to its employees, including the NEOs. The Company’s NEOs participate on the same terms as all other eligible Company employees. The Company matches 50% of the first 4% of eligible earnings contributed by an employee, to his or her account under the plan.

Perquisites

The Company provides NEOs with perquisites that the Company and the Compensation Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract, retain and motivate superior employees for key positions. The Compensation Committee periodically reviews the levels of perquisites provided to its NEOs. Perquisites include the following:

Automobile Allowance — The Company provides each of its NEOs with an annual automobile allowance of $6,000.

Relocation Assistance — The Company provided Mr. Bennof with a relocation allowance of $35,000 for the purpose of securing a residence in geographical proximity to the Company’s headquarters in Lisle, Illinois.

Payment of Health Insurance Premiums — The Company provided Mr. Glenn with company-paid health and dental insurance for himself and his selected covered dependents. The value of the premiums over the 12-month period is equal to $11,116; however, since the Company typically covers 80% of the premiums for its employees, the incremental benefit to Mr. Glenn is $2,223.

Executive Group Life — As a supplement to the standard life insurance policy provided to all of the Company’s employees, the Company provided each of the NEOs with a supplemental, $500,000 life insurance policy. The value of the policy to each NEO is $700 per year.

Accounting for Stock Based Compensation

Effective January 1, 2006, the Company was required to recognize compensation expense of all stock-based awards pursuant to the principles set forth in SFAS 123R. Consequently, the Company began recording a compensation expense in its financial statements for stock options and other equity awards granted during fiscal 2006 and thereafter. Despite the accounting change, the Compensation Committee believes that stock options and other forms of equity compensation are an essential component of the Company’s equity strategy, and it intends to continue to offer options as a major portion of its long-term incentives.

Deductibility of Executive Compensation

Under Internal Revenue Code Sections 162(m), a company generally may not deduct compensation in excess of $1,000,000 paid to “covered employees” under Section 162(m). However, “performance based compensation” is exempt from the deduction limit if certain requirements are met. The structure of SXC’s executive compensation program has not historically given rise to Section 162(m) concerns. The Compensation Committee recognizes the desirability of preserving the deductibility of payments made to the NEOs and will continue to assess the impact of Section 162(m) on its compensation practices. However, the Compensation Committee believes that it must maintain flexibility in its approach in order to structure a program that is the most effective in attracting, motivating and retaining the Company’s key executives.

Compensation Paid to Our NEOs in 2007

Compensation of the Chief Executive Officer

The overall compensation package of Mr. Glenn, as the CEO, is designed to recognize that the CEO bears primary responsibility for increasing the value of shareholders’ investments. Moreover, the Company’s focus on equity-based awards aligns the interests of the CEO with the interests of shareholders. The CEO’s compensation is intended to be directly related to the Company’s overall performance. For instance, our CEO’s annual bonus plan is determined based on a weighting of 60% for Company-wide financial performance factors and 40% for individual performance factors.

Base Salary.  Mr. Glenn’s base salary in 2007 was $300,000, per the terms of his Employment Agreement dated April 3, 2007 and was increased to $310,000 upon the recommendation of the Compensation Committee.

Annual Bonus.  As discussed previously, Mr. Glenn’s bonus is based substantially on the Company’s achievement of financial performance factors, relative to the corporate performance when compared to select competitors, and individual performance. The financial performance factors are based upon three sub-sectors with half weighted based upon the Company’s performance compared to the Company’s internal financial budget and half weighted based upon the Company’s performance compared to the peer group. Mr. Glenn’s target bonus is equal to 80% of his base pay, or $240,000. Mr. Glenn may earn up to 200% of his base pay, based on achievement of the specified performance objectives, as determined by the Compensation Committee. Mr. Glenn did not receive a payout under the 2007 annual bonus plan as a result of not achieving individual or minimum financial threshold performance factors.

Option Awards.  The Compensation Committee, awarded Mr. Glenn 50,000 options in 2007 in accordance with the terms of his employment agreement and to properly reward his contributions, encourage retention, motivate, increase his stock ownership and solidify his commitment to the Company and the interest of our stockholders.

Perquisites.  Mr. Glenn received certain perquisites in 2007. The Company provided Mr. Glenn with an annual automobile allowance of $6,000. The Company provided company-paid health insurance to Mr. Glenn and his covered dependents, with a total value of $11,116; however, since the Company typically covers 80% of the premiums for its employees, the incremental benefit to Mr. Glenn is $2,223. Mr. Glenn received a $500,000 supplemental executive group life policy, valued at $700 per year.

Compensation of the President and Chief Operating Officer

The overall compensation package of Mr. Thierer, as the COO, is designed to recognize that the COO shares responsibility for increasing the value of shareholders’ investments. Moreover, the Company’s focus on equity-based awards aligns the interests of the COO with the interests of shareholders. The COO’s overall compensation is intended to be directly related to the Company’s overall performance (40% weight for individual performance and 60% weight for financial performance factors).

Base Salary.  Mr. Thierer’s base salary in 2007 was $275,000, per the terms of his Employment Agreement dated August 28, 2006. In April, 2007 his base pay was increased to $280,000 upon the recommendation of the Compensation Committee.

Annual Bonus.  Mr. Thierer’s bonus is based substantially on the Company’s achievement of financial performance factors, relative corporate performance when compared to select competitors, and individual performance. The financial factors are based upon three sub-sectors with half weighted based on the Company’s performance and half weighted based upon the peer group’s performance. The targets are weighted and sub weighted in order to properly align performance with rewards. Mr. Thierer’s target bonus is equal to 80% of his base pay, or $224,000. Mr. Thierer may earn up to 150% of his base pay, based on achievement of the specified performance objectives, as determined by the Compensation Committee. Mr. Thierer did not receive a payout under the 2007 annual bonus plan as a result of not achieving individual or minimum financial threshold performance factors.

Option Awards.  The Compensation Committee, at its discretion, awarded Mr. Thierer 150,000 options in 2007 to properly reward his contributions, encourage retention, motivate, and solidify his commitment to the Company and the interest of our stockholders. In addition, Mr. Thierer’s award was based upon the Compensation Committee’s desire to increase his stock ownership to a more appropriate level to further align his interest with those of our stockholders.

Perquisites.  Mr. Thierer received certain perquisites in 2007. The Company provided Mr. Thierer with an annual automobile allowance of $6,000. Mr. Thierer received a $500,000 supplemental executive group life policy, valued at $700.

Compensation of the Chief Financial Officer

The overall compensation package of Mr. Park, as the CFO, is designed to recognize that the CFO shares responsibility for increasing the value of shareholders’ investments. Moreover, the Company’s focus on equity-based awards aligns the interests of the CFO with the interests of shareholders. The CFO’s overall compensation is intended to be directly related to the Company’s overall performance (40% weight for individual performance and 60% weight for financial performance factors).

Base Salary.  Mr. Park’s base salary in 2007 was $250,000, per the terms of his Employment Agreement, and was increased to $257,000 upon the recommendation of the Compensation Committee.

Annual Bonus.  Mr. Park’s bonus is based substantially on the Company’s achievement of financial performance factors, relative corporate performance when compared to select competitors, and individual performance. The financial factors are based upon three sub-sectors with half weighted based on the Company’s performance and half weighted based upon the peer group’s performance. The targets are weighted and sub weighted in order to properly align performance with rewards. Mr. Park’s target bonus is equal to 50% of his base pay, or $128,500. Mr. Park may earn up to 150% of his base pay, based on achievement of the specified performance objectives, as determined by the Compensation Committee. Mr. Park did not receive a payout under the 2007 annual bonus plan as a result of not achieving individual or minimum financial threshold performance factors.

Option Awards.  The Compensation Committee, at its discretion, awarded Mr. Park 40,000 options in 2007 to properly reward his contributions, encourage retention, motivate, increase his stock ownership and solidify his commitment to the Company and the interest of our stockholders.

Perquisites.  Mr. Park received certain perquisites in 2007. The Company provided Mr. Park with an annual automobile allowance of $6,000. Additionally, Mr. Park received a $500,000 supplemental executive group life policy, valued at $700.

Compensation of Mr. Romza

The overall compensation package of Mr. Romza, as the Chief Technology Officer and Executive Vice President, Product Development, is designed to recognize that the Mr. Romza shares responsibility for increasing the value of shareholders’ investments. Moreover, the Company’s focus on equity-based awards aligns the interests of Mr. Romza with the interests of shareholders. Mr. Romza’s overall compensation is intended to be directly related to the Company’s overall performance (50% weight for individual performance and 50% weight for financial performance factors).

Base Salary.  Mr. Romza’s base salary in 2007 was $205,000, per the terms of his Employment Agreement. In April, 2007, his base salary was increased to $215,000, upon the recommendation of the Compensation Committee. In June, 2007, Mr. Romza

was promoted to Executive Vice President. Per the terms of his Employment Agreement dated June 29, 2007, Mr. Romza’s base salary was increased to $235,000 upon the recommendation of the Compensation Committee.

Annual Bonus.  Mr. Romza’s bonus is based substantially on the Company’s achievement of financial performance factors (50%) and individual performance (50%). The financial factors are based upon revenue targets (50%) and Adjusted EBITDA targets (50%). Mr. Romza may earn up to 65% of his base pay, or $152,750, based on achievement of the specified performance objectives and may receive an additional percentage of his base pay as determined by the Compensation Committee. Mr. Romza received a payout under the 2007 annual bonus plan of $25,000 as a result of achieving individual or financial threshold performance factors.

Option Awards.  The Compensation Committee, at its discretion, awarded Mr. Romza 20,000 options in May, 2007 to properly reward his contributions, encourage retention, motivate, increase his stock ownership and solidify his commitment to the Company and the interest of our stockholders. Under the term of his employment agreement, Mr. Romza was awarded an additional 10,000 options.

Perquisites.  Mr. Romza received certain perquisites in 2007. The Company provided Mr. Romza with an annual automobile allowance of $6,000. Additionally, Mr. Romza received a $500,000 supplemental executive group life policy, valued at $700.

Compensation of Mr. Bennof

The overall compensation package of Mr. Bennof, as Executive Vice President, Healthcare Information Technology is designed to recognize that Mr. Bennof shares responsibility for increasing the value of shareholders’ investments. Moreover, the Company’s focus on equity-based awards aligns the interests of Mr. Bennof with the interests of shareholders. Mr. Bennof’s overall compensation is intended to be directly related to the Company’s overall performance (50% weight for individual performance and 50% weight for financial performance factors).

Base Salary.  Mr. Bennof’s base salary in 2007 was $210,000, per the terms of his Employment Agreement. In April, 2007, his base salary was increased to $220,000, upon the recommendation of the Compensation Committee. In June, 2007, Mr. Bennof was promoted to Executive Vice President. Per the terms of his Employment Agreement dated June 29, 2007, Mr. Bennof’s base salary was increased to $235,000 upon the recommendation of the Compensation Committee.

Annual Bonus.  Mr. Bennof’s bonus is based substantially on the Company’s achievement of financial performance factors (50%) and individual performance (50%). The financial factors are based upon revenue targets (50%) and Adjusted EBITDA targets (50%). Mr. Bennof may earn up to 65% of his base pay, or $152,750, based on achievement of the specified performance objectives and may receive an additional percentage of his base pay as determined by the Compensation Committee. Mr. Bennof received a payout under the 2007 annual bonus plan of $25,000 as a result of achieving individual or financial threshold performance factors.

Option Awards.  The Compensation Committee, at its discretion, awarded Mr. Bennof 25,000 options in May, 2007 to properly reward his contributions, encourage retention, motivate, increase his stock ownership and solidify his commitment to the Company and the interest of our stockholders. Under the terms of his employment agreement, Mr. Bennof was awarded an additional 10,000 options.

Perquisites.  Mr. Bennof received certain perquisites in 2007. The Company provided Mr. Bennof with an annual automobile allowance of $6,000. Additionally, Mr. Bennof received a $500,000 supplemental executive group life policy, valued at $700 and a $35,000 relocation allowance to secure a residence in geographical proximity to the Company’s headquarters in Lisle, Illinois.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors of the Company oversees the Company’s compensation program on behalf of the Board. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Annual Report on Form 10-K.

In reliance on the review and discussions referred to above, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

COMPENSATION COMMITTEE

Terrence Burke
Steve Cosler
Anthony Masso

2007 Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the Named Executive Officers (“NEOs”) for the fiscal year ended December 31, 2007:

				Non-Equity	All Other
			Option	Incentive Plan	Compensation
Name and Principal Position	Year	Salary ($)	Awards ($)(1)	Compensation ($)	($)(2)(3)(4)	Total ($)

Gordon S. Glenn,	2007	310,000	476,000	—	8,817	794,817
Chairman and Chief Executive Officer
Mark Thierer,	2007	280,000	1,428,000	—	11,129	1,719,129
President and Chief Operating Officer
Jeffrey Park,	2007	257,000	380,800	—	11,805	649,605
Senior Vice President, Finance and Chief Financial Officer
John Romza,	2007	235,000	272,700	25,000	10,771	543,471
Executive Vice President, Research & Development and Chief Technology Officer
Mike H. Bennof,	2007	235,000	320,300	25,000	45,217	625,517
Executive Vice President, Healthcare Information Technology

(1)	The amounts are valued based on the fair value recognized for financial statement reporting purposes during 2007 for grants made in 2007 and prior years pursuant to SFAS 123R, except that, in accordance with rules of the SEC, any estimate for forfeitures is excluded from, and does not reduce, such amounts. See Note 8 to the Consolidated Financial Statements for the year ended December 31, 2007 in Item 8 of this Annual Report on Form 10-K for more information on the relevant assumptions used in calculating these amounts pursuant to SFAS 123R.

(2)	Other compensation primarily consists of the vehicle allowance of $6,000, 401(k) match, and supplemental life insurance policy valued at $700 per year provided to the respective NEOs.

(3)	The Company provided Mr. Bennof with a relocation allowance of $35,000 for the purpose of securing a residence in geographical proximity to the Company’s headquarters in Lisle, Illinois. This allowance was paid directly to Mr. Bennof and was reported as taxable income to Mr. Bennof.

(4)	The Company provided Mr. Glenn with company paid health and dental insurance for himself and selected covered dependents, above the amount typically covered by the Company, incrementally valued at $2,223.

Employment Agreements

The Company enters into employment agreements with executives to attract , retain and motivate superior employees for key positions. The terms of the employment agreements are based upon our analysis , competitive compensation practices and our ability to attract these individuals.

The Company has entered into employment agreements with each of the NEOs (Mr. Glenn, Mr. Thierer, Mr. Park, Mr. Romza and Mr. Bennof). The employment agreements provide for a certain level of severance payments under various scenarios, including termination by the Company without cause, resignation by the NEO for good reason, and change in control. In return, each executive agrees to certain provisions, including non-competition and non-solicitation of customers or employees for a specified period of time post-employment. The Company believes that these employment agreements serve to document a clear understanding between the Company and the NEO regarding the terms and conditions of the Executive’s employment with the Company, as well as the rights and obligations of each party if the employment relationship ends for any reason. The employment agreements provide additional protection to the NEOs in the event of a change in control, including vesting of options and additional severance benefits. By providing such protection to the NEOs, the Company believes it will enable these executives to focus on their duties without distraction in the face of a possible or an actual change in control, and will ensure that our senior executives are motivated to negotiate the best merger or acquisition consideration for the Company’s shareholders.

In 2007, the entire company, including the executives had the employment agreements reviewed and revised to reflect the Company’s desire to ensure adequate non-competes were in place and appropriate severance and change in control provisions were adequate retention tools, and supported the current changes to deferred compensation requirements.

Employment Agreement of the Chief Executive Officer

The Company entered into an employment agreement with Gordon S. Glenn, Chairman and Chief Executive Officer, effective as of April 3, 2007 (the “Glenn Employment Agreement”). The initial term of the Glenn Employment Agreement ends December 31, 2008 with an automatic renewal for successive one year periods unless otherwise terminated. The Glenn Employment Agreement currently provides for an annual base salary of $300,000 (subject to annual review), and for the payment of an annual performance bonus targeted at 80% of such base salary. Mr. Glenn’s base salary was increased to $310,000 during 2007, upon the recommendation of the Compensation Committee. Additionally, the Glenn Employment Agreement provides for a grant of 50,000 options in March, 2007, and for all options held on the effective date of the agreement to vest on the earlier of January 1, 2008, or the termination of the employment period due to the Executive’s resignation or a termination by the Company for any reason. The Glenn Employment Agreement further provides for a monthly car allowance, life insurance and standard health and dental insurance benefits. The Glenn Employment Agreement provides that Mr. Glenn will be entitled to receive a payment for, upon termination by reason of death or disability for incentive compensation bonus, if any, prorated to Mr. Glenn’s date of termination. The Glenn Employment Agreement also provides that Mr. Glenn will be entitled to the greater of: (i) two years base salary, a pro rated payment of his incentive compensation bonus, plus payment of health insurance premiums in the event of termination without cause, resignation for good reason or dissolution of the Company, or (ii) two times the sum of his base salary and two times the average of his last two incentive compensation bonuses, a pro rated payment of his incentive compensation bonus, plus payment of health insurance premiums in the event of a Change in Control of the Company (as such term is defined on the employment agreement). The Glenn Employment Agreement specifies certain post-employment obligations, including (i) non-disclosure of the Company’s trade secrets, confidential and proprietary information at any time; (ii) non-solicitation of the Company’s employees for a period of 12 months following the termination of employment; (iii) non-solicitation of the Company’s customers for a period of 24 months following the termination of employment; and (iv) non-competition for a period of 24 months following the termination of employment.

The Company reviews the executive agreements on an adhoc basis, and in March 2008, the Compensation Committee recommended a new employment agreement that was approved by the Board of Directors for Mr. Glenn. Mr. Glenn’s agreement was extended for an additional year and the options which had been scheduled to vest on January 1, 2008 had been correspondingly deferred until January 2009. In addition, the termination payments were adjusted to accommodate the target bonus amounts to reflect that the payments for 2007 had been adjusted. The terms of the new agreement are substantially similar to the Glenn Employment Agreement discussed above with the exception of the following changes: (1) the initial term of the new agreement will expire on December 31, 2009, (2) annual base salary of $310,000, (3) all options held on the effective date of the agreement to vest on the earlier of January 1, 2009 or the termination of the employment period by the Company for any reason, (4) severance benefit for Termination Without Cause or Resignation for Good Reason of (i) Mr. Glenn’s incentive compensation bonus, if any, prorated to Mr. Glenn’s date of termination, (ii) a payment equal to two times Mr. Glenn’s annual base salary at the time of termination plus one times the average incentive compensation payments over the previous two years, and (iii) payment of health insurance premiums for Mr. Glenn and his dependents until Mr. Glenn is eligible for Medicare benefits; and (5) severance benefit for a termination arising out of a Change in Control of the Company will include (i) Mr. Glenn’s incentive compensation bonus, if any, prorated to Mr. Glenn’s date of termination, (ii) two times the sum of his base salary at the time of termination, (iii) two times the greater of (A) the average of his last two incentive compensation bonuses, or (B) 80% of the average of the previous two year’s base salary, and (iv) payment of health insurance premiums for Mr. Glenn and his dependents until Mr. Glenn is eligible for Medicare benefits. The employment agreement further provides that if severance benefits payable after a change in control would be subject to the excise tax imposed by Section 280G and Section 4999 of the Internal Revenue Code, then Mr. Glenn will be entitled to receive an additional cash payment in an amount necessary to pay such taxes.

Employment Agreement of the President and Chief Operating Officer

The Company entered into an employment agreement with Mark Thierer, President and Chief Operating Officer, effective September 2006 (the “Thierer Employment Agreement”). The initial term of the Thierer Employment Agreement ends December 31, 2008 and will be automatically extended for successive two (2) year calendar periods unless otherwise cancelled. The Thierer Employment Agreement currently provides for an annual base salary of $280,000 (subject to annual review) and the payment of an annual performance bonus in an amount equal to a target bonus of 80% of such base salary subject to the fulfillment of certain pre-determined performance objectives. Mr. Thierer’s base salary was increased to $280,000 during 2007, upon the recommendation of the Compensation Committee. In addition, the Thierer Employment Agreement provided for an initial grant of 250,000 options. 100,000 of these options are “guaranteed” options which will vest according to a prescribed schedule and 150,000 options will become fully vested upon fulfillment of certain predetermined performance objectives, as determined by the Compensation Committee. The Thierer Employment Agreement further provides for a monthly car allowance, life insurance benefits, retirement plan participation (including company matching of employee contributions) and standard health and dental insurance benefits. The Thierer Employment Agreement provides that Mr. Thierer will be entitled to receive a payment upon termination by reason of death or disability of Mr. Thierer’s incentive compensation bonus, if any, prorated to Mr. Thierer’s date of termination. Under the Thierer Employment Agreement, upon termination by the Company without cause or his resignation for good reason, Mr. Thierer is entitled to receive his accrued base salary plus a lump-sum payment equal to two times his annual base salary, and a pro rated payment of his incentive compensation bonus, if any. Additionally, the “guaranteed” options would vest on an accelerated schedule. On termination arising out of a change in control (as such term is defined in the agreement), Mr. Thierer is entitled to receive his accrued base salary, plus a lump-sum payment equal to two times his annual base salary and two times the average of his last two incentive compensation bonuses, and a pro rated payment of his incentive compensation bonus, if any. In addition, all of the unvested guaranteed options would vest immediately. The Thierer Employment Agreement specifies certain post-employment obligations, including (i) non-disclosure of the Company’s trade secrets, confidential and proprietary information at any time; (ii) non-solicitation of the Company’s employees for a period of 12 months following the termination of employment; (iii) non-solicitation of the Company’s customers for a period of 24 months following the termination of employment; and (iv) non-competition for a period of 24 months following the termination of employment.

The Company reviews the executive agreements on an adhoc basis, and in March 2008, the Compensation Committee recommended a new employment agreement that was approved by the Board of Directors for Mr. Thierer. Mr. Thierer’s agreement was extended for an additional year and the termination payments were adjusted to accommodate the target bonus amounts to reflect that the payments made for 2007 had been adjusted. The terms of the new agreement are substantially similar to the Thierer Employment Agreement discussed above with the exception of the following changes: (1) the initial term of the new agreement will expire on January 1, 2009; (2) severance benefit for termination without cause or resignation for good reason of (i) Mr. Thierer’s incentive compensation bonus, if any, prorated to Mr. Thierer’s date of termination, (ii) two times the sum of his base salary at the time of termination plus one times the average of his last two incentive compensation bonuses, (iii) Mr. Thierer and his covered dependents will receive health coverage for a period of eighteen months at the expense of the Company, and (iv) in the event of Mr. Thierer’s termination is on or before December 31, 2008, he would also receive 80% of the average of the previous two year’s base salary; and (3) severance benefit for a termination arising out of a change in control of the Company will receive (i) Mr. Thierer’s incentive compensation bonus, if any, prorated to Mr. Thierer’s date of termination, (ii) two times the sum of his base salary at the time of termination plus two times the greater of (A) the average of his last two incentive compensation bonuses, or (B) 80% of the average of the previous two year’s base salary, and (iii) health coverage for Mr. Thierer and his covered dependents for a period of eighteen months. The employment agreement further provides that if severance benefits payable after a change of control would be subject to the excise tax imposed by Section 280G and Section 4999 of the Internal Revenue Code, then Mr. Thierer will be entitled to receive an additional cash payment in an amount necessary to pay such taxes.

Employment Agreement of the Chief Financial Officer

The Company has also entered into an employment agreement with Jeffrey Park, Senior Vice-President, Finance, Chief Financial Officer and Corporate Secretary, effective October, 2007 (the “Park Employment Agreement”). The initial term of the Park Employment Agreement ends December 31, 2008 and will be automatically extended for successive one (1) year calendar periods unless otherwise cancelled. The Park Employment Agreement currently provides for an annual base salary of $257,000 (subject to annual review) and the payment of an annual performance bonus in an amount equal to a target bonus of 50% of such base salary subject to the fulfillment of certain pre-determined performance objectives. The Park Employment Agreement further provides for a monthly car allowance, life insurance benefits, retirement plan participation (including company matching of employee contributions) and standard health and dental insurance benefits. Under the Park Employment Agreement, on termination by the Company without cause, Mr. Park is entitled to receive a severance payment equal to his then-current annual salary, paid in 24 semi-monthly payments, and a pro rated payment of his incentive compensation bonus, if any. On termination arising out of a change of control (as such term is defined in the agreement), Mr. Park is entitled to receive a lump-sum payment equal to one and one-half times his annual salary plus the average of the previous two incentive compensation payments, and a pro rated payment of his incentive compensation bonus, if any. The Park Employment Agreement specifies certain post-employment obligations, including (i) non-disclosure of the Company’s trade secrets, confidential and proprietary information at any time; (ii) non-solicitation of the Company’s employees for a period of 24 months following the termination of employment; (iii) non-solicitation of the Company’s customers for a period of 24 months following the termination of employment; and (iv) non-competition for a period of 24 months following the termination of employment.

Employment Agreement of Other Named Executives

Mr. Romza

The Company has also entered into an employment agreement with John Romza, Chief Technology Officer and Executive Vice President, Product Development,, effective as of June 29, 2007 (the Romza Employment Agreement”). The initial term of the Romza Employment Agreement ends December 31, 2007 with an automatic renewal for successive one year periods unless otherwise terminated. The Romza Employment Agreement currently provides for an annual base salary of $235,000 (subject to annual review), and for the payment of an annual performance bonus targeted at 65% of such base salary. Additionally, the Romza Employment Agreement provides for a grant of 10,000 options. The Romza Employment Agreement further provides for a monthly car allowance, life insurance and standard health and dental insurance benefits. Under the Romza Employment Agreement, on termination by the Company without cause, Mr. Romza is entitled to receive his accrued base salary, a pro rated payment of his incentive compensation bonus, if any, and a severance payment equal to his then-current base salary, paid in 24 semi-monthly payments. On termination arising out of a change of control (as such term is defined in the agreement), Mr. Romza is entitled to receive his accrued base salary, a pro rated payment of his incentive compensation bonus, if any , plus a lump-sum payment equal to (i) two times his annual base salary and (ii) the average of his last two incentive compensation bonuses, and immediate vesting of all unvested options. The Romza Employment Agreement specifies certain post-employment obligations, including (i) non-disclosure of the Company’s trade secrets, confidential and proprietary information at any time; (ii) non-solicitation of the Company’s employees for a period of 24 months following the termination of employment; and (iii) non-solicitation of the Company’s customers for a period of 24 months following the termination of employment.

Mr. Bennof

The Company has also entered into an employment agreement with Michael H. Bennof, Executive Vice-President, and Healthcare Technology Solutions, effective as of June 29, 2007 (the Bennof Employment Agreement”). The initial term of the Bennof Employment Agreement ends December 31, 2007 with an automatic renewal for successive one year periods unless otherwise terminated. The Bennof Employment Agreement currently provides for an annual base salary of $235,000 (subject to annual review), and for the payment of an annual performance bonus targeted at 65% of such base salary. Additionally, the Bennof Employment Agreement provides for a grant of 35,000 options. The Bennof Employment Agreement further provides for a monthly car allowance, life insurance and standard health and dental insurance benefits. Under the Bennof Employment Agreement, on termination by the Company without cause, Mr. Bennof is entitled to receive his accrued base salary , a severance payment equal to his then-current base salary, paid in 24 semi-monthly payments, and a pro rated payment of his incentive compensation bonus, if any. On termination arising out of a change of control (as such term is defined in the agreement), Mr. Bennof is entitled to receive his accrued base salary, plus a lump-sum payment equal to (i) two times his annual base salary and (ii) the average of his last two incentive compensation bonuses, plus a pro rated payment of his incentive compensation bonus, if any, and immediate vesting of all unvested options. The Bennof Employment Agreement specifies certain post-employment obligations, including (i) non-disclosure of the Company’s trade secrets, confidential and proprietary information at any time; (ii) non-solicitation of the Company’s employees for a period of 24 months following the termination of employment; and (iii) non-solicitation of the Company’s customers for a period of 24 months following the termination of employment.

Potential Payments upon Termination or Change in Control

The estimated payments to each Named Executive Officer triggered in the event of an involuntary termination without cause, retirement, death, disability, involuntary termination with cause and voluntary termination, as well as in the event of a change in control of the Company with and without a termination of employment on December 31, 2007, are as follows:

Summary of Potential Payments upon Termination (Fiscal Year 2007)

		Equity Awards
Name	Termination Scenario	Stock Options ($)	Severance Pay ($)	Other ($)	Total ($)

Gordon S. Glenn(1)	Termination for Cause	3,398	—	108,000	111,398
	Resignation, Death, or Total Disability	3,398	—	108,000	111,398
	Termination without Cause	3,398	620,000	108,000	731,398
	Resignation for Good Reason	3,398	620,000	108,000	731,398
	Termination following Change in Control	3,398	1,735,000	108,000	1,846,398
Mark Thierer(2)	Termination for Cause	—	—	—	—
	Resignation, Death, or Total Disability	—	—	—	—
	Termination without Cause	—	560,000	—	560,000
	Resignation for Good Reason	—	560,000	—	560,000
	Termination following Change in Control	—	660,000	—	660,000
Jeffrey Park(3)	Termination for Cause	—	—	—	—
	Resignation, Death, or Total Disability	—	—	—	—
	Termination without Cause	53,012	257,000	—	310,012
	Resignation for Good Reason	—	—	—	—
	Termination following Change in Control	53,012	500,500	—	553,512
John Romza(4)	Termination for Cause	—	—	—	—
	Resignation, Death, or Total Disability	—	—	—	—
	Termination without Cause	—	235,000	—	235,000
	Resignation for Good Reason	—	—	—	—
	Termination following Change in Control	1,699	592,500	—	594,199
Mike H. Bennof(4)	Termination for Cause	—	—	—	—
	Resignation, Death, or Total Disability	—	—	—	—
	Termination without Cause	—	235,000	—	235,000
	Resignation for Good Reason	—	—	—	—
	Termination following Change in Control	1,699	603,500	—	605,199

(1)	In the event of all termination scenarios presented, all unvested stock options become exercisable. Amounts stated represent the intrinsic value of in-the-money unvested options at December 31, 2007 that would have become exercisable upon the termination event. This amount is calculated using the closing market price of the stock on that date. The “Other” amount represents health coverage premiums to be paid by the Company on behalf of Mr. Glenn beginning upon termination and through the age of 65, which at December 31, 2007 represents six years of payments.

(2)	In the event of a Change in Control, all unvested stock options become exercisable. In the event of Resignation for Good Cause and Termination without Cause on or after December 31, 2007, all unvested options become exercisable. At December 31, 2007, the intrinsic value of all unvested options is nil as the options are out-of-the-money, as calculated using the closing market price of the stock on that date.

(3)	In the event of a Change in Control all unvested options become exercisable. In the event of Termination without Cause all unvested options that would otherwise vest within the twelve month period commencing on the effective date of termination, will become exercisable. Amounts stated represent the intrinsic value of in-the-money unvested options at December 31, 2007 that would have become exercisable, as calculated using the closing market price of the stock on that date.

(4)	In the event of a Change in Control all unvested options become exercisable. Amounts stated represent the intrinsic value of in-the-money unvested options at December 31, 2007 that would have become exercisable, as calculated using the closing market price of the stock on that date.

Effective March 2008, Mr. Glenn entered into a new employment agreement with the Company. The terms pursuant to the new agreement will have the following changes to his estimated payments: in the event of termination without cause or resignation for good reason, Mr. Glenn will receive $1,735,000; in the event of termination following a change in control of the Company, Mr. Glenn will receive $1,735,000.

Effective March 2008, Mr. Thierer entered into a new employment agreement. The terms pursuant to the new agreement will have the following changes to his estimated payments: in the event of termination without cause or resignation for good reason, Mr. Thierer will receive $685,578; in the event Mr. Thierer’s termination is on or before December 31, 2008, he will receive $909,578; in the event of termination following a change in control of the Company, Mr. Thierer will receive $809,578.

Under the employment agreements, a change in control is generally defined to include the acquisitions by someone other than the Company of more than 50% of the voting power of the outstanding shares, when the surviving entity of a merger maintains a substantial amount of the voting power or the disposition of all or substantially all of the Company’s assets. Under the employment agreements, a termination arising out of a change in control is generally defined as the resignation of the executive, termination by the Company for cause, or a termination by the Company without cause within 12 months of a change in control.

Under the employment agreements, a resignation for good reason is generally defined as a voluntary termination within 60 days after the Company’s breach of the employment agreement, the Executive is assigned duties that are inconsistent with his or her position or significantly diminish their responsibilities or the relocation of the executive.

Annual Base Pay and Accrued Vacation

Upon termination for any reason, the NEOs listed above are entitled to receive their annual base compensation and accrued but unused vacation time through the termination date.

Incentive Compensation

Upon termination for reasons other than cause the new employment agreement provides for prorated bonus for change in control termination, Mr. Glenn would be entitled to receive a pro rata amount of the annual bonus he would have received if he remained employed throughout the calendar year. Mr. Glenn is not entitled to receive any portion of his annual bonus if he is terminated for cause.

Upon termination without cause, termination due to death or disability resignation for good reason, or termination arising out of a change in control, Mr. Thierer shall receive a pro rata amount of the annual bonus that he would have received if he remained employed throughout the calendar year. Mr. Thierer is not entitled to receive any portion of his annual bonus if his employment terminates during the calendar year for any other reason.

Upon termination of Messrs. Park, Romza, or Bennof during the calendar year due to a termination without cause or a rising out of a change in control, each shall receive a pro rata amount of the annual bonus if they remained employed throughout the calendar year. If Messrs. Park, Romza, or Bennof’s employment terminates during the calendar year for any other reason, then no annual bonus shall be paid for that calendar year.

2007 Grants of Plan-Based Awards Table

The following table sets forth information concerning grants under the Company’s Annual Bonus Plan and Stock Option Plan to the NEOs during the fiscal year ended December 31, 2007:

							All Other
							Option
							Awards:		Closing
							Number of	Exercise or	Price of	Grant Date
							Securities	Base Price	Option	Fair Value of
			Date	Estimated Possible Payouts Under			Underlying	of Option	Awards on	Stock and
			Grant was	Non-Equity Incentive Plan Awards			Options	Awards	Grant Date	Option
Name	Type of Award	Grant Date	Approved	Threshold ($)	Target ($)	Maximum ($)	(#)(1)	($/Shr)	($/Sh)(8)	Awards($)(2)

Gordon S. Glenn	Annual bonus plan			—	248,000	620,000
	Stock option plan	05/16/2007	03/02/2007				50,000 (3)	23.58	23.58	320,901
Mark Thierer	Annual bonus plan			—	224,000	420,000
	Stock option plan	05/16/2007	03/02/2007				150,000 (4)	23.58	23.58	953,453
Jeffrey Park	Annual bonus plan			—	128,500	385,500
	Stock option plan	05/16/2007	03/02/2007				40,000 (5)	23.58	23.58	372,351
John Romza	Annual bonus plan			—	117,500	235,000
	Stock option plan	05/16/2007	03/02/2007				20,000	23.58	23.58	124,695
		09/05/2007	06/12/2007				10,000 (6)	18.11	18.49
Mike H. Bennof	Annual bonus plan			—	117,500	235,000
	Stock option plan	05/16/2007	03/02/2007				25,000	23.58	23.58	121,426
		09/05/2007	06/12/2007				10,000 (7)	18.11	18.49

(1)	The stock options reported in this column are nonqualified stock options granted under the Amended and Restated Stock Option Plan. The options vest in one-fourth increments annually on the anniversary of the grant date, becoming fully vested four years after the grant date. The options expire five years from the grant date.

(2)	The amounts shown represent the estimated fair value of the stock options on the grant date as determined in accordance with SFAS 123R. The Company uses the Black-Scholes-Merton option-pricing model in estimating the fair value of stock options. For additional information on the valuation assumptions, refer to Note 7 of Item 8 to this Annual Report on Form 10-K. These amounts reflect grant date fair value of the award and do not correspond to the actual value that will be recognized by the NEOs.

(3)	These options were granted pursuant to Mr. Glenn’s employment agreement.

(4)	These options were granted pursuant to the Company’s equity award program.

(5)	These options were granted pursuant to the Company’s equity award program.

(6)	These options were granted pursuant to Mr. Romza’s employment agreement.

(7)	These options were granted pursuant to Mr. Bennof’s employment agreement.

(8)	As defined by the plan, the exercise price is determined using the closing market price on the trading day immediately prior to grant date. In the event the options are granted after the market closes on the date of grant, the exercise price and grant date closing price could be the same.

2007 Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information on the current holdings of stock options by the NEOs at December 31, 2007:

Outstanding Equity Awards at Fiscal Year-End
Option Awards

	Number of Securities
	Underlying Unexercised	Number of Securities	Option		Option
	Options	Underlying Unexercised	Exercise		Expiration
Name	(#) Exercisable	Options (#) Unxercisable	Price ($)(1)		Date

Gordon S. Glenn	25,000	—	C$	6.60	(2)
	100,000	—	C$	6.60	(2)
	40,000	—	C$	1.56	(3)
	66,250	—	C$	3.08	(4)
	81,250	—	C$	7.32	(5)
	33,334	—	C$	2.52	12/31/2008
	33,334	16,666	C$	14.36	(6)
	—	50,000	USD	23.58	5/16/2012(10)

Total	379,168	66,666

Mark Thierer	5,000	—	C$	10.80	12/31/2011
	109,334	54,666	C$	15.63	(7)
	21,500	64,500	C$	15.63	(8)
	—	150,000	USD	23.58	5/16/2012(10)

Total	135,834	269,166

Jeffrey Park	108,334	54,166	C$	13.60	(9)
	—	40,000	USD	23.58	5/16/2012(10)

Total	108,334	94,166

John Romza	6,250	—	C$	3.20	12/31/2008
	6,250	—	C$	1.40	12/31/2008
	25,000	—	C$	7.32	(5)
	20,000	—	C$	1.56	(3)
	33,750	—	C$	3.08	(4)
	33,750	—	C$	6.60	(2)
	16,667	8,333	C$	14.36	(6)
	—	20,000	USD	23.58	5/16/2012(10)
	—	10,000	USD	18.11	9/5/2012(10)

Total	141,667	38,333

Mike H. Bennof	8,334	—	C$	2.52	12/31/2008
	16,667	—	C$	1.56	(3)
	25,000	—	C$	7.32	(5)
	25,000	—	C$	6.60	(2)
	27,000	—	C$	3.08	(4)
	16,667	8,333	C$	14.36	(6)
	—	25,000	USD	23.58	5/16/2012(10)
	—	10,000	USD	18.11	9/5/2012(10)

Total	118,668	43,333

(1)	The Company’s stock option plan allows for grants to be made in both Canadian and U.S. dollars. Prior to May, 2007, stock options were granted in Canadian dollars, with subsequent grants in U.S. dollars.

(2)	This option was granted on March 4, 2005 and, pursuant to the terms of the option grant, this option vested in one-third increments on each of December 31, 2005, 2006, and 2007. Each vested increment expires five years from the respective vest date.

(3)	This option was granted on March 8, 2002 and, pursuant to the terms of the option grant, this option vested in one-third increments on each of December 31, 2002, 2003 and 2004. Each vested increment expires five years from the respective vest date.

(4)	This option was granted on March 11, 2003 and, pursuant to the terms of the option grant, this option vested in one-third increments on each of December 31, 2003, 2004, and 2005. Each vested increment expires five years from the respective vest date.

(5)	This option was granted on March 19, 2004 and, pursuant to the terms of the option grant, this option vested in one-third increments on each of December 31, 2004, 2005, and 2006. Each vested increment expires five years from the respective vest date.

(6)	This option was granted on March 8, 2006 and, pursuant to the terms of the option grant, this option vested or will vest, as the case may be, in one-third increments on each of December 31, 2006, 2007, and 2008. Each vested increment expires five years from the respective vest date.

(7)	This option was granted on August 28, 2006 and, pursuant to the terms of the option grant, this option vested or will vest, as the case may be, in one-third increments on each of December 31, 2006, 2007, and 2008. Each vested increment expires five years from the respective vest date.

(8)	This option was granted on August 28, 2006 and, pursuant to the terms of the option grant, this option vested or will vest, as the case may be, in one-fourth increments on each grant date anniversary in 2007, 2008, 2009, and 2010. Each vested increment expires five years from the vest date.

(9)	This option was granted on February 17, 2006 and, pursuant to the terms of the option grant, this option vested or will vest, as the case may be, in one-third increments on each of December 31, 2006, 2007, and 2008. Each vested increment expires five years from the respective vest date.

(10)	This option will vest in one-fourth increments on each grant date anniversary.

2007 Option Exercises

The following table sets forth the stock options exercised by each NEO during the fiscal year ended December 31, 2007:

	Option Awards
	Number of
	Shares	Value
	Acquired on	Realized on
Name	Exercise (#)	Exercise ($)

Gordon S. Glenn	61,667	588,948
Mark Thierer	—	—
Jeffrey Park	—	—
John Romza	22,500	231,659
Mike H. Bennof	18,750	176,192

Compensation of Directors

In April 2007, the Company’s management conducted a competitive analysis of board compensation. Director compensation data was collected on each member of the peer group identified in the Compensation Discussion and Analysis section of this Annual Report. Based on the results of that analysis, the Compensation Committee recommended a new Director compensation package, which was approved by the Board of Directors on November 7, 2007 with an effective date of July 1, 2007. In reviewing the Company’s director compensation arrangements, management considered, in particular, a sub-set of companies in the lower quartile of the peer group because revenue and number of employees of such companies were comparable to the Company’s size.

In accordance with the new Director compensation package, each non-management director receives an annual retainer of $25,000, a fee of $1,400 for each in-person meeting of the Board of Directors, $500 to $700 for in-person committee meetings, and $375 for all meetings held telephonically. Directors will also be reimbursed for travel expenses incurred in connection with their respective attendances. In addition, each non-management director receives an annual grant of 5,000 stock options, which typically vest in one-fourth increments on each grant date anniversary and expire five years from grant date. Directors who are also members of management do not receive director’s fees.

The following table sets forth the compensation paid to the directors of the Company during the fiscal year ended December 31, 2007:

	Fees Earned or
	Paid in	Option
Name	Cash ($)	Awards ($)(1)	Total ($)

Terrence C. Burke	36,225	52,425	88,650
Steven D. Cosler	19,800	54,600	74,400
William J. Davis(2)	34,350	40,209	74,559
Anthony R. Masso	14,275	30,600	44,875
Philip R. Reddon	37,440	—	37,440
James A. Ryan	27,625	—	27,625
Curtis J. Thorne	15,400	30,600	46,000

(1)	The amounts are valued based on the fair value recognized for financial statement reporting purposes during 2007 for grants made in 2007 and in prior years pursuant to SFAS 123R, except that, in accordance with rules of the SEC, any estimate for forfeitures is excluded from, and does not reduce, such amounts. See Note 8 to the Consolidated Financial Statements for the year ended December 31, 2007 in Item 8 of this Annual Report on Form 10-K for more information on the relevant assumptions used in calculating the fair value of options granted.

(2)	A portion of Mr. Davis’ option awards were granted in Canadian dollars. The fair value of these options was converted to U.S. dollars using the exchange rate of .9809 Canadian dollars for each U.S. dollar as of December 31, 2007. The Company’s stock option plan allows for grants to be made in both Canadian and U.S. dollars. Prior to May 2007, stock options were granted in Canadian dollars, with subsequent grants in U.S. dollars.

The grant date fair value of each option awarded in 2007 calculated pursuant to SFAS 123R as well as the aggregate number of options outstanding as of December 31, 2007 for each of the directors noted above are as follows:

	Grant Date
	Fair Value of	Aggregate
	Stock and	Option
	Option	Awards
Name	Awards ($)	Outstanding (#)

Terrence C. Burke	52,425	22,500
Steven D. Cosler	54,600	7,500
William J. Davis	(1)	7,500
Anthony R. Masso	30,600	7,500
Philip R. Reddon	—	—
James A. Ryan	—	—
Curtis J. Thorne	30,600	7,500

(1)	The Company’s stock option plan allows for grants to be made in both Canadian and U.S. dollars. Prior to May 2007, stock options were granted in Canadian dollars, with subsequent grants in U.S. dollars. Mr. Davis was granted both Canadian dollar and U.S. dollar options during 2007. Mr. Davis was granted 5,000 options with a grant date fair value of $4.46 in Canadian dollars and 2,500 options with a grant date fair value of $6.99 in U.S. dollars.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee was an officer (within the meaning of applicable United States securities laws) or employee of the Company or any of its subsidiaries at any time during 2007. No executive officer of the Company serves on the board of directors or compensation committee of any other entity that has or has had one or more of its executive officers serving as a member of the Company’s Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of January 31, 2008 concerning the persons or entities known to us to be beneficial owner of more than 5% of the shares of common stock as well as the number of shares of common stock that our directors and executive officers own. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment power with respect to all shares of common stock beneficially owned set forth opposite their name. Percentage ownership is based on an aggregate of 20,994,108 common shares outstanding on February 29, 2008. Unless otherwise indicated, the business address of each stockholder listed below is SXC Health Solutions Corp., 2441 Warrenville Rd, Suite 610, Lisle, Illinois 60532.

		Number of Shares	Percentage of
Name and Address of Beneficial Owner	Title of Class	Beneficially Owned	Class

Federated Investors, Inc.(1)
Principal Stockholders:
Federated Investors Tower	Common Shares	1,214,700	5.79%
5800 Corporate Drive
Pittsburgh, PA 15222
Acuity Investment Management, Inc.(2)	Common Shares	3,291,400	15.68%
40 King Street West Scotia Plaza, 56th Floor
Toronto, ON M5H 3Y2 Canada
Covington Fund II Inc.(3)	Common Shares	1,331,405	6.34%
200 Front Street West, Suite 3003
Toronto, ON A6 M5V 3K2

			Aggregate Stock Option Grants
			Exercisable Within 60 Days of	Percentage of
Name of Beneficial Owner	Title of Class	Shares	February 29, 2008	Class

Terrence C. Burke	Common Shares	—	22,500	**
Steven D. Cosler	Common Shares	2,000	7,500	**
William J. Davis	Common Shares	—	7,500	**
Anthony R. Masso	Common Shares	—	—	**
Philip R. Reddon*	Common Shares	*	—	*
Curtis J. Thorne	Common Shares	—	—	**
Gordon S. Glenn	Common Shares	178,224	379,168	2.7%
Mark Thierer	Common Shares	21,830	135,834	**
Jeffrey Park	Common Shares	965	108,334	**
John Romza	Common Shares	37,893	141,667	**
Mike Bennof	Common Shares	40,701	118,668	**
Other executive officers	Common Shares	—	79,167	**

All executive officers and directors as a group (13 persons)	Common Shares	281,613	1,000,338	6.1%

*	Mr. Reddon is an officer of Covington Fund II Inc., which manages or advises various funds and which beneficially owns 1,331,405 Common Shares of the Company. Mr. Reddon disclaims beneficial ownership of these shares.

**	Less than 1% owned.

(1)	This information is based upon the Schedule 13G filed by Federated Investors, Inc. with the Securities and Exchange Commission on February 13, 2008. Federated Investors, Inc. has reported therein that it has sole investment and voting discretion over 1,214,700 common shares.

(2)	This information is based upon the Schedule 13G/A filed by Acuity Investment Management, Inc. with the Securities and Exchange Commission on February 14, 2008. Acuity Investment Management, Inc. has reported therein that it has sole investment discretion over 3,291,400 shares, sole voting power over 2,442,450 shares and shared voting power over 848,950 shares.

(3)	This information is based upon information reported on System for Electronic Disclosers by Insiders (Sedi.ca) on February 21, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

At December 31, 2007, the securities authorized for issuance under the equity compensation plan for the Company were as follows:

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued	Weighted Average	Future Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation
Plan Category	Outstanding Options	Outstanding Options	Plans(2)

Equity compensation plan approved by security holders — Stock Option Plan(1)	1,988,602	(3)	454,311
Equity compensation plan approved by security holders — Employee Stock Purchase Plan	Nil	Nil	100,000

(1)	For a complete description of the Stock Option Plan, see “Executive Compensation — The Stock Option Plan”.

(2)	There are no equity compensation plans that have not been approved by security holders.

(3)	At December 31, 2007, the Company had outstanding 1,452,602 options denominated in Canadian dollars with a weighted average exercise price of C$9.54. The remaining 536,000 options are denominated in U.S. dollars with a weighted average exercise price of $21.88.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Director Independence

Refer to Item 10 for information related to director independence. Such information is incorporated by reference into this Item 13.

Indebtedness of Directors, Executive Officers and Senior Officers

None of the directors, executive officers or senior officers of the Company, and none of the associates or affiliates of any of the foregoing, is currently indebted to the Company or was indebted to the Company at any time since the beginning of the Company’s most recently completed fiscal year.

Related Party Transactions

The Company or one of its subsidiaries may occasionally enter into transactions with certain “related persons.” Related persons include our executive officers, directors, nominees for directors, a beneficial owner of 5% or more of our common stock and immediate family members of these persons. We refer to transactions involving amounts in excess of $120,000 and in which the related person has a direct or indirect material interest as “related person transactions.” Each related person transaction must be approved or ratified in accordance with the Company’s written Related Person Transactions Policy by the Audit Committee of the Board of Directors. The Audit Committee considers all relevant factors when determining whether to approve a related person transaction.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

KPMG LLP, Independent Registered Public Accountants, are the current auditors of the Company. In addition to retaining KPMG LLP to audit our financial statements, we engage them from time to time to perform other services. The table below shows the total fees billed by KPMG LLP for their services to us in 2006 and 2007:

Fee Type	2007	2006

Audit Fees(1)	$869,000	$257,000
Audit Related Fees(2)	459,000	419,000
Tax Fees(3)	—	64,000
All other fees	4,000	—

Total	$1,332,000	$740,000

(1)	Audit fees consist of fees for professional services rendered for the audit of the Company’s annual consolidated Financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings. Audit fees also include fees for professional services rendered for the audits of the effectiveness of internal control over financial reporting during fiscal 2007 and 2006.

(2)	Advice with respect to internal controls over financial reporting of the Company.

(3)	Tax fees consist of fees for professional services rendered for preparation and filing of tax returns.

The Audit Committee has determined that the provision of the non-audit services described above is compatible with maintaining the independence of KPMG LLP.

The Audit Committee has adopted a policy requiring approval by the Audit Committee of all services (audit and non-audit) to be provided to us by our independent registered public accounting firm. In accordance with that policy, the Audit Committee has given its approval for the provision of all audit services performed by KPMG LLP for 2008. All other services must be specifically approved by the Audit Committee or by a member of the Audit Committee to whom the authority to approve the provision of services has been delegated.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description	Reference

2.1	Agreement and Plan of Merger, dated as of February 25, 2008, by and among SXC Health Solutions Corp., SXC Health Solutions, Inc., Comet Merger Corporation and National Medical Health Card Systems, Inc.	Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by SXC with the Securities and Exchange Commission on February 27, 2008
3.1	Certificate of Amalgamation of SYSTEMS XCELLENCE INC.	Filed herewith
3.2	Certificate of Continuance of SXC HEALTH SOLUTIONS CORP. (formerly named SYSTEMS XCELLENCE INC.)	Filed herewith
3.3	Bylaws of SYSTEMS XCELLENCE INC.	Filed herewith
4.1	Specimen of Common Stock Certificate	Filed herewith
4.2	Registration Rights Agreement, dated as of February 25, 2008, by and between SXC Health Solutions Corp., New Mountain Partners, L.P. and New Mountain Affiliated Investors, L.P.	Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by SXC with the Securities and Exchange Commission on February 27, 2008
10.1	Lease Agreement between HINES VAF WESTWOOD OF LISLE II, L.P. and SXC HEALTH SOLUTIONS, INC., dated March 24, 2006	Filed herewith
10.2	Memorandum and Amendment between GRIFFIN CAPITAL CORPORATION and SXC HEALTH SOLUTIONS, INC., dated January 23, 2008	Filed herewith
10.3	Commencement Date Memorandum between PC 101, INC. and SXC HEALTH SOLUTIONS, INC., dated January 25, 2007	Filed herewith
10.4	Office Lease Agreement between PC 101, INC. and SXC HEALTH SOLUTIONS, INC., dated April 12, 2006	Filed herewith
10.5	First Amendment to Multi-Tenant Agreement between PC 101, INC. and SXC HEALTH SOLUTIONS, INC., dated July 24, 2006	Filed herewith
10.6	Second Amendment to Multi-Tenant Agreement between PC 101, INC. and SXC HEALTH SOLUTIONS, INC., dated October 29, 2007	Filed herewith
10.7	Agreement of Lease between Commonwealth Management Corporation and Health Business Systems, Inc., dated July 1, 1996	Filed herewith

Exhibit Number		Description	Reference

10.8		Amendment between Equivest Management Corporation and Health Business Systems, Inc., dated April 24, 2000	Filed herewith
10.9		Second Amendment between 730 LOUIS DRIVE, L.P. and Health Business Systems, Inc., dated November 13, 2002	Filed herewith
10	.10†	Employment Agreement, effective as of April 3, 2007, between SXC Health Solutions, Inc. and Gordon S. Glenn	Filed herewith
10	.11†	Employment Agreement, effective as of August 24, 2006, between SXC Health Solutions, Inc. and Mark Thierer	Filed herewith
10	.12†	Employment Agreement, effective as of October, 2007, between SXC Health Solutions, Inc. and Jeff Park	Filed herewith
10	.13†	Employment Agreement, effective as of June, 2007, between SXC Health Solutions, Inc. and Mike Bennof	Filed herewith
10	.14†	Employment Agreement, effective as of June 19, 2007, between SXC Health Solutions, Inc. and John Romza	Filed herewith
10	.15†	Employment Agreement, effective as of May 21, 2007, between SXC Health Solutions, Inc. and Michael Meyer	Filed herewith
10	.16†	Employment Agreement, effective as of October, 2007, between SXC Health Solutions, Inc. and B. Greg Buscetto	Filed herewith
10	.17†	Amended and Restated Stock Option Plan	Incorporated herein by reference to Exhibit 4.1 to the Form S-8 (SEC File No. 333-145449) SXC Health Solutions Corp. on August 14, 2007
10	.18†	2007 Employee Stock Purchase Plan	Incorporated herein by reference to Exhibit 4.1 to the Form S-8 (SEC file No. 333-145450) filed by SXC Health Solutions Corp. on August 14, 2007
10	.19†	Form of SXC Health Solutions Corp. Stock Option Agreement for certain Employees, Non-Employee Directors and Service Providers	Filed herewith
10	.20†	Employment Agreement, effective as of March, 2008, between SXC Health Solutions Corp. and Gordon S. Glenn	Filed herewith
10	.21†	Employment Agreement, effective as of March, 2008, between SXC Health Solutions Corp. and Mark Thierer	Filed herewith
10.22		Stockholder Agreement, dated as of February 25, 2008, by and among SXC Health Solutions Corp., New Mountain Partners, L.P. and National Medical Health Card Systems, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by SXC with the Securities and Exchange Commission on February 27, 2008
10.23		Stockholder Agreement, dated as of February 25, 2008, by and among SXC Health Solutions Corp., New Mountain Affiliated Investors, L.P. and National Medical Health Card Systems, Inc.	Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by SXC with the Securities and Exchange Commission on February 27, 2008
10.24		Commitment Letter, dated as of February 25, 2008, between GE Healthcare Financial Services and SXC Health Solutions Corp.	Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by SXC with the Securities and Exchange Commission on February 27, 2008
21.1		List of Subsidiaries	Filed herewith
23.1		Consent of KPMG LLP	Filed herewith

Exhibit Number	Description	Reference

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Rule 13a- 14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2008.

SXC HEALTH SOLUTIONS CORP.

By:	/s/ Gordon S. Glenn
Gordon S. Glenn
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

By:	/s/ Gordon S. Glenn Gordon S. Glenn	Chairman and Chief Executive Officer (Principal Executive Officer)	March 14, 2008

By:	/s/ Jeffrey Park Jeffrey Park	Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer)	March 14, 2008

By:	/s/ Mark A. Thierer Mark A. Thierer	Director	March 14, 2008

By:	/s/ Terrence C. Burke Terrence C. Burke	Director	March 14, 2008

By:	/s/ Steven Cosler Steven Cosler	Director	March 14, 2008

By:	/s/ William J. Davis William J. Davis	Director	March 14, 2008

By:	/s/ Anthony R. Masso Anthony R. Masso	Director	March 14, 2008

By:	/s/ Philip R. Reddon Philip R. Reddon	Director	March 14, 2008

By:	/s/ Curtis J. Thorne Curtis J. Thorne	Director	March 14, 2008