Form 10-Q
period 2008-03-31
SXC Health Solutions Corp.
filed 2008-05-09
CIK 1363851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 000-52073

SXC HEALTH SOLUTIONS CORP.
(Exact name of registrant as specified in its charter)

Yukon Territory	75-2578509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2441 Warrenville Road, Suite 610, Lisle, IL 60532-3642
(Address of principal executive offices, zip code)
(800) 282-3232
(Registrant’s phone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2008 there were 23,839,759 shares outstanding of the Registrant’s no par value common stock.

Part I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
SXC HEALTH SOLUTIONS CORP.
Consolidated Balance Sheets
(in thousands of U.S. dollars except share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents (note 4)	$96,562	$90,929
Accounts receivable, net of allowance for doubtful accounts of $361 (December 31, 2007 — $605)	16,780	17,990
Unbilled revenue	1,017	1,195
Prepaid expenses	2,828	2,361
Inventory	257	242
Income tax recoverable	77	1,073
Deferred income tax asset, current	2,657	3,246

Total current assets	120,178	117,036

Property, plant and equipment, net of accumulated depreciation of $14,168 (December 31, 2007 — $13,004)	15,068	13,629
Goodwill	15,996	15,996
Other intangible assets, net of accumulated amortization of $5,130 (December 31, 2007 — $4,734)	9,265	9,661
Deferred income tax asset	3,444	3,157

Total assets	$163,951	$159,479

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$750	$1,344
Salaries and wages payable	2,958	2,909
Accrued liabilities	5,099	4,807
Pharmacy benefit management rebates payable	4,178	2,766
Pharmacy benefit claim payments payable	1,821	2,059
Deferred revenue	6,004	6,750

Total current liabilities	20,810	20,635

Accrued liabilities	781	764
Deferred income tax liability	1,091	1,091
Deferred revenue	214	223
Deferred lease inducements	3,132	3,222
Deferred rent	1,113	1,087

Total liabilities	27,141	27,022

Shareholders’ equity
Common stock: no par value, unlimited shares authorized; 21,014,942 issued and outstanding at March 31, 2008 (December 31, 2007 — 20,985,934)	103,823	103,520
Additional paid-in capital	8,992	8,299
Retained earnings	23,995	20,638

Total shareholders’ equity	136,810	132,457

Total liabilities and shareholders’ equity	$163,951	$159,479

Commitments and contingencies (note 9)
Subsequent events (note 10)
Reconciliation of significant differences between U.S. GAAP and Canadian GAAP (note 11)
See accompanying notes to the unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Operations
(in thousands of U.S. dollars except share data)

	Three months ended
	March 31,
	2008	2007
	(unaudited)
Revenue:
Transaction processing	$14,648	$13,832
Maintenance	4,210	4,075
Professional services	3,791	3,305
System sales	1,668	3,110

Total revenue	24,317	24,322

Cost of revenue	10,837	9,675

Gross profit	13,480	14,647

Expenses:
Product development costs	2,458	2,938
Selling, general and administration	5,871	6,190
Depreciation of property, plant and equipment	762	578
Amortization of intangible assets	396	396

	9,487	10,102

Income before the undernoted	3,993	4,545

Interest income	(1,053)	(1,058)
Interest expense	34	31

Net interest income	(1,019)	(1,027)

Net loss(gain) on disposal of capital assets	—	133
Other (income) expense	6	(1)

Income before income taxes	5,006	5,440

Income tax expense (recovery):
Current	1,382	1,846
Deferred	267	(139)

	1,649	1,707

Net income and comprehensive income	$3,357	$3,733

Earnings per share:
Basic	$0.16	$0.18
Diluted	$0.16	$0.17

Weighted average number of shares used in computing earnings per share:
Basic	20,995,688	20,552,304
Diluted	21,489,156	21,747,608
See accompanying notes to the unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

	Three months ended
	March 31,
	2008	2007
	(unaudited)
Cash flow from operations:
Net income	$3,357	$3,733
Items not involving cash, net of effects from acquisition:
Stock-based compensation	779	403
Depreciation of property, plant and equipment	1,164	939
Amortization of intangible assets	396	396
Deferred lease inducements and rent	(64)	189
Loss on disposal of property, plant & equipment	—	133
Deferred income taxes	302	381
Loss (gain) on foreign exchange	14	(13)
Changes in operating assets and liabilities:
Accounts receivable	1,210	(1,411)
Unbilled revenue	178	(597)
Prepaid expenses	(467)	522
Inventory	(15)	(23)
Income tax recoverable	996	—
Income taxes payable	—	1,677
Accounts payable	(594)	1,304
Accrued liabilities	358	(2,300)
Deferred revenue	(755)	370
Pharmacy benefit claim payments payable	(238)	2,755
Pharmacy benefit management rebates payable	1,412	1,349

Net cash provided by operations	8,033	9,807

Cash flow from investing activities:
Purchase of property, plant and equipment	(2,603)	(4,890)
Lease inducements received	—	247
Proceeds from disposal of property, plant and equipment	—	9

Net cash used in investing activities	(2,603)	(4,634)

Cash flow from financing activities:
Proceeds from exercise of options	195	838
Tax benefit on option exercises	22	—

Net cash provided by financing activities	217	838

Effect of foreign exchange on cash balances	(14)	13

Increase in cash and cash equivalents	5,633	6,024

Cash and cash equivalents, beginning of period	90,929	70,943

Cash and cash equivalents, end of period	$96,562	$76,967

See accompanying notes to the unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Shareholders’ Equity
(in thousands of U.S. dollars except share data)

	Common Stock		Contributed	Retained
	Number	Amount	Surplus	Earnings	Total

Balance at December 31, 2007	20,985,934	$103,520	$8,299	$20,638	$132,457
Net income	—	—	—	3,357	3,357
Exercise of stock options	29,008	303	(108)	—	195
Tax benefit on options exercised	—	—	22	—	22
Stock-based compensation	—	—	779	—	779

Balance at March 31, 2008 (unaudited)	21,014,942	$103,823	$8,992	$23,995	$136,810

Balance at December 31, 2006	20,444,490	$99,840	$4,003	$7,647	$111,490
Change in accounting for income tax uncertainties	—	—	—	(155)	(155)

Balance at December 31, 2006, as adjusted	20,444,490	99,840	4,003	7,492	111,335
Net income	—	—	—	3,733	3,733
Exercise of stock options	146,750	1,227	(389)	—	838
Stock-based compensation	—	—	403	—	403

Balance at March 31, 2007 (unaudited)	20,591,240	$101,067	$4,017	$11,225	$116,309

See accompanying notes to the unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	Description of Business

SXC Health Solutions Corp. (the “Company”) is a leading provider of pharmacy benefits management (“PBM”) services and healthcare information technology solutions to the healthcare benefits management industry. The Company’s product offerings and solutions combine a wide range of software applications, application service provider processing services and professional services designed for many of the largest organizations in the pharmaceutical supply chain, such as federal, provincial, and state and local governments, pharmacy benefit managers, managed care organizations, retail pharmacy chains and other healthcare intermediaries. The Company’s headquarters are based in Lisle, Illinois with offices in Scottsdale, Arizona; Warminster, Pennsylvania; Alpharetta, Georgia; Milton, Ontario and Victoria, British Columbia.

On April 30, 2008, the Company completed the previously announced acquisition of National Medical Health Card Systems, Inc. (“NMHC”). See Note 10.

2.	Basis of Presentation
(a)	Basis of presentation:

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include its wholly-owned subsidiary, SXC Health Solutions, Inc., a Texas Corporation. All significant inter-company transactions and balances have been eliminated on consolidation. Amounts in the consolidated financial statements are expressed in U.S. dollars, except where indicated, which is also the Company’s functional currency.

Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or excluded. As a result, these unaudited interim consolidated financial statements do not contain all the disclosures required to be included in the annual financial statements and should be read in conjunction with the most recent audited annual consolidated financial statements and notes thereto for the year ended December 31, 2007.

These unaudited interim consolidated financial statements are prepared following accounting policies consistent with the Company’s audited annual consolidated financial statements for the year ended December 31, 2007, except the changes set out in Note 3(a).

The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Effective January 1, 2008, the Company elected to make U.S. GAAP its primary source of accounting principles. Previously, the consolidated financial statements of the Company had been prepared in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). As a result of the change, the Company is required to include a reconciliation to Canadian GAAP for two years, ending with the 2009 annual report on Form 10-K. This reconciliation is included in Note 11 of this Form 10-Q.

(b)	Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include revenue recognition, purchase price allocation in connection with acquisitions, valuation of property, plant and equipment, valuation of intangible assets acquired and related amortization periods, impairment of goodwill, income tax uncertainties, contingencies and valuation allowances for receivables and income taxes. Actual results could differ from those estimates.

3.	New Accounting Pronouncements
(a)	Recently Adopted Accounting Standards:

FASB Statement No. 157

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. The Company adopted the provisions of SFAS 157 on January 1, 2008. In February 2008, FSP FAS 157-2 was issued which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis. The adoption of SFAS 157 did not have a significant impact on the Company’s consolidated financial statements.

FASB Statement No. 159

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits companies to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS 159 effective January 1, 2008. The Company did not elect the fair value option for any items upon adoption of SFAS 159 and, therefore, the adoption of the statement did not have a significant impact on the Company’s consolidated financial statements.

(b)	Accounting Standards yet to be Adopted:

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133 (“SFAS 161”), which amends and expands the disclosure requirements of SFAS 133. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts or and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company’s fiscal year beginning January 1, 2009 and the impact of such adoption is not known at this time.

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

4.	Cash and cash equivalents

The components of cash and cash equivalents are as follows (in thousands):

	March 31, 2008	December 31, 2007
	(unaudited)

Cash on deposit	$33,693	$28,674
U.S. money market funds	62,835	62,219
Canadian dollar deposits (March 31, 2008 - Cdn. $35 at 1.0264;
December 31, 2007 - Cdn. $35 at 0.9809)	34	36

Total	$96,562	$90,929

5.	Shareholders’ equity
(a)	Stock option plan:

The Company maintains a stock option plan (the “Plan”), as amended, which provides for a maximum of 3,937,500 common shares of the Company to be issued as option grants. The Compensation Committee of the Board of Directors determines award amounts, option prices and vesting periods, subject to the provisions of the Plan. All officers, directors, employees and service providers of the Company are eligible to receive option awards at the discretion of the Compensation Committee.

(b)	Employee Stock Purchase Plan:

The Company maintains an Employee Stock Purchase Plan (“ESPP”) which allows eligible employees to withhold annually up to a maximum of 15% of their base salary, or $25,000, subject to IRS limitations, for the purchase of the Company’s common shares. Common shares will be purchased on the last day of each offering period at a discount of 5% of the fair market value of the common shares on such date. The aggregate number of common shares that may be issued under the ESPP may not exceed 100,000 common shares.

The common shares available for purchase under the ESPP may be drawn from either authorized but previously unissued common shares or from reacquired common shares, including those purchased by the Company in the open market. During the three months ended March 31, 2008 and 2007, no common shares were issued under the ESPP.

The ESPP is not considered compensatory under the provisions of SFAS 123R and therefore, no portion of the costs related to ESPP purchases will be included in the Company’s stock-based compensation expense.

(c)	Outstanding shares:

At March 31, 2008, the Company had outstanding common shares of 21,014,942 and stock options outstanding of 2,215,044. At December 31, 2007, the Company had outstanding common shares of 20,985,934 and stock options outstanding of 1,988,602. As of March 31, 2008, stock options outstanding consisted of 1,422,594 options at a weighted average exercise price of Canadian $9.60 and 792,450 options at a weighted average exercise price of $18.43.

6.	Stock-based compensation

During the three month periods ended March 31, 2008 and 2007, the Company recorded stock-based compensation expense of $0.8 million and $0.4 million, respectively. The Black-Scholes option pricing model was used to estimate the fair value of the stock options at the grant date based on the following assumptions:

	Three months ended March 31,
	2008	2007

Total stock options granted:
Canadian dollar stock options	—	6,000
U.S. dollar stock options	257,450	—
Volatility	49.6 – 52.4%	44.4%
Risk-free interest rate	1.67 – 2.37%	4.81 – 4.85%
Expected life	2.5 – 4.5 years	1 – 5 years
Dividend yield	—	—
Weighted average grant date fair value:
Canadian dollar stock options	—	C$5.57
U.S. dollar stock options	$4.91	—

The Company allocated stock-based compensation costs to the same income statement line item as the cash compensation to those employees. Accordingly, the allocation of the compensation costs is as follows for the three months ended March 31, 2008 and 2007 (in thousands):

	2008	2007

Cost of revenue	$131	$51
Product development costs	78	52
Selling, general and administration	570	300

Total stock-based compensation	$779	$403

7.	Segment information

The Company operates in a single reportable operating segment, which provides transaction processing solutions to the pharmaceutical benefits industry. The Company operates in two geographic areas as follows (in thousands):

	Three months ended March 31,
Revenue	2008	2007

United States	$23,104	$23,166
Canada	1,213	1,156

Total	$24,317	$24,322

Net assets	March 31, 2008	December 31, 2007

United States	$134,016	$129,045
Canada	2,794	3,412

Total	$136,810	$132,457

The Company’s revenue breaks down into the following components (in thousands):

	Three months ended March 31,
	2008	2007
Recurring
Transaction Processing	$14,648	$13,832
Maintenance	4,210	4,075

Total Recurring	$18,858	$17,907
Non-Recurring
Professional Services	$3,791	$3,305
System Sales	1,668	3,110

Total Non-Recurring	$5,459	$6,415

Total Revenue	$24,317	$24,322

Cost of revenue applicable to each category of revenue is as follows (in thousands):

	Three months ended March 31,
	2008	2007
Recurring
Revenue	$18,858	$17,907
Cost of Revenue	8,495	7,219

Gross margin	$10,363	$10,688

Non-Recurring
Revenue	$5,459	$6,415
Cost of Revenue	2,342	2,456

Gross margin	$3,117	$3,959

For the three-month periods ended March 31, 2008 and 2007, one customer accounted for 10.7% and 13.3% of total revenue, respectively.

At March 31, 2008 and December 31, 2007, one customer accounted for 13% and 12% of the total accounts receivable balance.

8.	Income taxes

Tax benefits utilized by the Company as a result of historical net operating losses (“NOLs”) and tax-related timing are recognized in accordance with SFAS 109, Accounting for Income Taxes. In assessing the realizability of deferred tax assets (“DTAs”), management considers whether it is more likely than not that some portion or all of the DTAs will be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible, in addition to management’s tax planning strategies. In consideration of net losses incurred, the Company has provided a valuation allowance to reduce the net carrying value of DTAs. The amount of this valuation allowance is subject to adjustment by the Company in future periods based upon its assessment of evidence supporting the degree of probability that DTAs will be realized.

The Company’s effective tax rate for the three months ended March 31, 2008 and 2007 was 33% and 31%, respectively.

Uncertain Tax Positions

As a result of the implementation of FIN 48, the Company recognized an adjustment in the liability for unrecognized income tax benefits of $0.2 million as a reduction in the balance of retained earnings at January 1, 2007. As of March 31, 2008 and at December 31, 2007, the Company had a long-term accrued liability of $0.2 million related to various federal and state income tax matters on the consolidated balance sheet, all of which would impact the Company’s effective tax rate.

Changes in the balance of the liability for tax uncertainties are as follows (in thousands):

	Three months ended March 31,
	2008	2007

Beginning balance	$202	$—
Effect of change in accounting for income tax uncertainties	—	155
Increase in interest related to tax positions taken in prior years	17	—

Balance at March 31	$219	$155

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

9.	Contingencies

From time to time in connection with its operations, the Company is named as a defendant in actions for damages and costs allegedly sustained by the plaintiffs. The Company has considered these proceedings and disputes in determining the necessity of any reserves for losses that are probable and reasonably estimable. In addition, various aspects of the Company’s business may subject it to litigation and liability for damages arising from errors in processing the pricing of prescription drug claims, failure to meet performance measures within certain contracts relating to its services performed or its ability to obtain certain levels of discounts or rebates on prescription purchases from retail pharmacies and drug manufacturers or other actions or omissions. The Company’s recorded reserves are based on estimates developed with consideration given to the potential merits of claims or quantification of any performance obligations. The Company takes into account its history of claims, the limitations of any insurance coverage, advice from outside counsel, and management’s strategy with regard to the settlement or defense against such claims and obligations. While the ultimate outcome of those claims, lawsuits or performance obligations cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these claims and performance obligations, that adequate provisions have been recorded in the financial statements where required.

10.	Subsequent Events
(a)	NMHC Acquisition

On April 29, 2008, the Company, through its indirect wholly-owned subsidiary, Comet Merger Corporation, completed its previously announced exchange offer for any and all of the outstanding shares of NMHC. Approximately 11,729,145 shares of NMHC common stock were exchanged in the offer at a per share price of (i) $7.70 in cash, without interest, and (ii) 0.217 of a common share of the Company.

On April 30, 2008, the Company completed the acquisition of NMHC through a merger of Comet Merger Corporation, with and into NMHC, pursuant to the short-form merger procedure available under Delaware law. As a result of the merger NMHC became an indirect, wholly-owned subsidiary of SXC and each share of NMHC common stock outstanding immediately prior to the merger (other than shares of NMHC common stock held in NMHC’s treasury or owned by NMHC, SXC or any of its subsidiaries and shares for which dissenter’s rights were perfected) were converted into the right to receive $7.70 in cash, without interest, and 0.217 of a common share of SXC. In addition, 170,500 NMHC restricted stock units were assumed by the Company and converted into 126,731 SXC restricted stock units and all NMHC stock options outstanding at the effective time of the merger were converted into the right to receive merger consideration based on the intrinsic value, if any, of such options.

In connection with exchange offer and the merger, the Company issued approximately 2.8 million common shares and paid, through its subsidiaries, approximately $100 million in cash in exchange for all of the outstanding shares of NMHC common stock. Of the cash paid, approximately $54 million was cash on hand and $46 million was funds borrowed from the new term loan facility described below. The total consideration given up is estimated to be $143 million including cash of $100 million, common shares valued at the announcement date of approximately $41 million and approximately $2 million in costs related to the closing of the acquisition.

(b)	Credit Agreement

On April 25, 2008, the Company’s U.S. subsidiary, SXC Health Solutions, Inc. (“US Corp.”), entered into a credit agreement (the “Credit Agreement”) providing for $58 million, consisting of (i) a $10 million senior secured revolving credit facility (including borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swing loan (the “Revolving Credit Facility”) and (ii) a $48 million senior secured term loan (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). On April 29, 2008, US Corp. borrowed $48 million under the Term Loan Facility to pay a portion of the consideration in connection with the acquisition of NMHC and certain transaction fees and expenses related to the acquisition.

The interest rates applicable to the loans under the Credit Facilities are based on a fluctuating rate of interest measured by reference to either, at US Corp.’s option, (i) a base rate, plus an applicable margin, subject to adjustment, or (ii) an adjusted London interbank offered rate (adjusted for maximum reserves) (“LIBOR”), plus an applicable margin. The initial applicable margin for all borrowings is 2.25% with respect to base rate borrowings and 3.25% with respect to LIBOR borrowings. During an event of default, default interest is payable at a rate that is 2% higher than the rate otherwise applicable. In addition to paying interest on outstanding principal under the Credit Facilities, US Corp. is required to pay an unused commitment fee to the lenders in respect of any unutilized commitments under the Revolving Credit Facility at a rate of 0.50% per annum. US Corp. is also required to pay customary letter of credit fees.

The Credit Facilities require US Corp. to prepay outstanding loans, subject to certain exceptions, with:
•	50% of the net proceeds arising from the issuance or sale by the Company of its own stock;

•	100% of the net proceeds of any incurrence of debt, other than proceeds from debt permitted under the Credit Facilities; and

•	100% of the net proceeds of certain asset sales and casualty events, subject to a right to reinvest the proceeds.
The foregoing mandatory prepayments will be applied first to the Term Loan Facility and second to the Revolving Credit Facility.

The Term Loan Facility will amortize in quarterly installments commencing June 30, 2008, in aggregate annual amounts equal to 1% (year 1), 10% (years 2 and 3), 15% (years 4 and 5), and 49% (year 6) of the original funded principal amount of such facility. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full on April 30, 2013.

The Company and certain of its US subsidiaries, including US Corp., guarantee the obligations under the Credit Agreement. All future material U.S. subsidiaries of the Company, as well as certain future Canadian subsidiaries, will guarantee the obligations under the Credit Agreement as well. In addition, the Credit Facilities and the guarantees are secured by the capital stock of US Corp. and certain other subsidiaries of the Company and substantially all other tangible and intangible assets owned by the Company, US Corp. and each subsidiary that guarantees the obligations of US Corp. under the Credit Facilities, subject to certain specified exceptions.

The Credit Agreement also contains certain restrictive covenants including financial covenants that require the Company to maintain (i) a maximum consolidated leverage ratio, (ii) a minimum consolidated fixed charge coverage ratio and (iii) a maximum capital expenditure level. In addition, within 60 days the Company is required to enter into and maintain interest rate contracts to provide protection against fluctuations in interest rates for at least 50% of the borrowed amount. The impact of entering into the interest rate contract on the Company’s consolidated financial statements is not known at this time.

11.	Reconciliation of significant differences between accounting principles generally accepted in the United States and Canada

The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP, which differ in certain respects from Canadian GAAP.
(a)	The following summarizes the material differences between U.S. GAAP and Canadian GAAP:

Stock-based compensation:

Under U.S. GAAP, the Company accounts for stock-based compensation to employees and directors in accordance with FASB Statement No. 123R, Share-Based Payment (“SFAS123R”). For a complete description of this policy, refer to Note 2(n) of the Company’s annual report on Form 10-K.

Under Canadian GAAP, the Company accounts for stock-based compensation to employees and directors under CICA Handbook Section 3870, Stock-Based Compensation and other Stock-Based Payments. For stock options issued to employees and directors, compensation cost related to those awards is measured based on the fair value of the options on the date of the grant that is determined by using the Black-Scholes-Merton option-pricing model. The compensation cost of the options is recognized straight-line over the service period as compensation expense and contributed surplus. The Company has assumed no forfeiture rate, as adjustments for actual forfeitures are made in the period they occur in accordance with Canadian GAAP. Compensation cost related to forfeited, unvested options is reversed on the cancellation date.

For the three months ended March 31, 2008 and 2007, in accordance with Canadian GAAP, the Company recorded stock compensation expense totalling $0.8 million and $0.4 million, respectively. This differs slightly from stock compensation expense recorded in accordance with U.S. GAAP as a result of the requirement to apply a forfeiture rate under SFAS123R. See section (b) of this note for the effect on the consolidated financial statements.

FASB Interpretation No. 48

As a result of the implementation of FIN 48 effective January 1, 2007, the Company recognized an adjustment in the liability for unrecognized income tax benefits of $155,000 as a reduction in the beginning balance of retained earnings in accordance with U.S. GAAP. As of March 31, 2008 and December 31, 2007, the Company would have a liability of $0.2 million related to various federal and state income tax matters, all of which would impact the Company’s effective tax rate. The change in the liability is a result of recognizing accrued interest and penalties related to the liability for tax uncertainties. The accounting for uncertain tax liabilities in accordance with FIN 48 results in a measurement difference between Canadian and U.S. GAAP.

Investment tax credits

Under Canadian GAAP, Scientific Research & Education (“SRED”) credits are a reduction of product development costs on the consolidated statements of operations as compared to a direct reduction of income tax expense under U.S. GAAP. There would be no difference in net income between Canadian and U.S. GAAP resulting from the utilization of these credits. During the three months ended March 31, 2008 and 2007, there were no SRED credits utilized that would result in a measurement difference between Canadian and U.S. GAAP.

Financial instruments

In January 2005, the CICA issued Section 3855, Financial Instruments- Recognition and measurement. Section 3855 establishes standards for recognition and measurement of financial assets, financial liabilities and non-financial derivatives. Effective January 1, 2007, the Company adopted this standard retroactively, without restatement.

The standard requires that financial instruments within scope, including derivatives, be included on the Company’s balance sheet and measured at fair value, except for loans and receivables, held-to-maturity financial assets and other financial liabilities which are measured at cost or amortized cost. Held-for-trading financial assets and financial liabilities are measured at fair value and subsequent changes in fair value are recognized in the consolidated statements of operations in the period in which they arise. Available-for-sale financial assets are measured at fair value, with unrealized gains and losses, including changes in foreign exchange rates, recognized in other comprehensive income until the financial asset is derecognized or impaired, at which time any unrealized gains or losses are recorded in the consolidated statements of operations.

The Company has categorized its cash and cash equivalents as held-for-trading. The Company’s amounts receivable are categorized as loans and receivables and its amounts payable and accrued liabilities are classified as other liabilities, both measured at amortized cost. Due to the immediate or short-term maturity of these financial instruments, their carrying values are estimated to approximate their fair values.

Under U.S. GAAP, the above categories of financial instruments are not applicable and would cause a measurement difference if the fair values of the financial instruments did not equal their carrying values. At March 31, 2008, there are no measurement differences between U.S. GAAP and Canadian GAAP with regards to the adoption of Section 3855 as the carrying value of all financial instruments noted above approximate their fair values.

(b)	The following summarizes the impact of material differences between Canadian GAAP and U.S. GAAP on the Company’s consolidated financial statements:
(i)	Consolidated statements of operations (in thousands except per share data):

	Three months ended March 31,
	2008	2007
Net income in accordance with U.S. GAAP	$3,357	$3,733
Adjustment for:
Removal of FIN 48	17	—
Stock-based compensation	(38)	(1)

Net income in accordance with Canadian GAAP	$3,336	$3,732

The basic and diluted earnings per share under Canadian GAAP are as follows:
Basic	$0.16	$0.18
Diluted	$0.16	$0.17
(ii)	Consolidated statement of changes in shareholders’ equity (in thousands):

		Additional
	Common	Paid-in	Retained
March 31, 2008	Stock	Capital	Earnings	Total
Balance in accordance with U.S. GAAP	$103,823	$8,992	$23,995	$136,810
Adjustment for:
2004 stock-based compensation	—	295	(295)	—
2006 stock-based compensation	—	120	(120)	—
2007 stock-based compensation	—	29	(29)	—
2008 stock-based compensation	—	38	(38)	—
FIN 48	—	—	219	219

Balance in accordance with Canadian GAAP	$103,823	$9,474	$23,732	$137,029

		Additional
	Common	Paid-in	Retained
December 31, 2007	Stock	Capital	Earnings	Total
Balance in accordance with U.S. GAAP	$103,520	$8,299	$20,638	$132,457
Adjustment for:
2004 stock-based compensation	—	295	(295)	—
2006 stock-based compensation	—	120	(120)	—
2007 stock-based compensation	—	29	(29)	—
FIN 48	—	—	202	202

Balance in accordance with Canadian GAAP	$103,520	$8,743	$20,396	$132,659

(c)	Recently adopted accounting standards

Inventories:

In June 2007, the CICA issued new Handbook Section 3031, Inventories, which prescribes the accounting treatment for inventories. Section 3031 provides guidance on the determination of cost and its subsequent recognition as an expense, including any write-down to net realizable value. The standard also provides guidance on the cost formulas that are used to assign costs to inventories. The Company adopted this standard effective on January 1, 2008 with no impact on the Company’s consolidated financial statements.

Going Concern:

In June 2007, the CICA amended Handbook Section 1400, General Standards of Financial Statement Presentation, regarding going concern which states that, when preparing financial statements, management shall make an assessment of a Company’s ability to continue as a going concern. The amendment requires financial statements to be prepared on a going concern basis and that any uncertainties regarding the Company’s ability to continue as a going concern be disclosed. The amendment became effective for the Company on January 1, 2008 and did not have a material impact on the Company’s consolidated financial statements.

Financial Instruments:

In December 2006, the CICA issued Handbook Section 3862, Financial Instruments — Disclosures, which modifies the disclosure requirements of Section 3861, Financial Instruments – Disclosures and Presentation and Section 3863, Financial Instruments – Presentations, which carries forward unchanged the presentation requirements for financial instruments of Section 3861. Section 3862 requires entities to provide disclosures in their financial statements that enable users to evaluate the significance of financial instruments on the entity’s financial position and its performance, and the nature and extent of risks arising from financial instruments to which the entity is exposed during the period and at the balance sheet date, and how the entity manages those risks. Section 3863 establishes standards for presentation of financial instruments and non-financial derivatives. It deals with the classification of related interest, dividends, losses and gains, and circumstances in which financial assets and financial liabilities are offset. This disclosure standard became effective for the Company on January 1, 2008. Additional disclosures are set out in Note 11(e) below.

Capital Disclosures:

In December 2006, the CICA issued Section 1535, Capital Disclosures, which requires a company to disclose information that enables users of its financial statements to evaluate the company’s objectives, policies and processes for managing capital. The disclosure section became effective for the Company on January 1, 2008. Additional disclosures are set out in Note 11(f) below.

(d)	Accounting standards yet to be adopted:

Goodwill and Intangible Assets:

In February 2008, the CICA issued Section 3064, Goodwill and Intangible Assets, which establishes standards for the recognition, measurement, presentation and disclosure of goodwill and intangible assets by profit-oriented enterprises. This section is effective for the Company January 1, 2009. The Company will evaluate the impact this section will have on its consolidated financial statements.

(e)	Financial instruments and risk management
(i)
Recognition and measurement: Upon adoption of CICA Handbook Section 3855, Financial Instruments- Recognition and measurement, effective January 1, 2007, the Company has categorized its cash and cash equivalents as held-for-trading. The Company’s amounts receivables are categorized as loans and receivables and its amounts payable and accrued liabilities are classified as other liabilities, both measured at amortized cost. Due to the immediate or short-term maturity of these financial instruments, their carrying values are estimated to approximate their fair values.

The estimated fair value of the Company’s financial instruments has been determined based on the Company’s assessment of available market information and appropriate valuation methodologies.  However, these estimates may not necessarily be indicative of the amounts that the Company could realize in a current market exchange.  The Company’s cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable, salaries and wages payable, accrued liabilities (current portion), pharmacy benefit management rebates payable and pharmacy benefit claim payments payable are considered financial instruments.  The Company has determined that it is not meaningful to calculate the fair value of the non-current accrued liabilities as these amounts represent an accrual for tax uncertainties.

(ii)
The Company has exposure to credit risk, liquidity risk and market risk (which consists of foreign exchange risk and interest rate risk) from its use of financial instruments. This note presents information about the Company’s exposure to each of these risks. The Company’s management reviews these risks regularly as a result of changes in the market conditions as well as the Company’s activities.

Credit risk: Credit risk is the risk of financial loss if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company is subject to concentrations of credit risk through its accounts receivable and is influenced primarily by the individual characteristics of the customer, which management periodically assesses through its policy for valuation of allowance for doubtful accounts as described in Note 2(h) of the 2007 annual report on Form 10-K. The demographics of the Company’s accounts receivable, including the industry and country in which customers operate, have less influence on credit risk. For the three-month periods ended March 31, 2008 and 2007, one customer accounted for 10.7% and 13.3% of total revenue, respectively. At March 31, 2008 and December 31, 2007, one customer accounted for 13% and 12% of the total accounts receivable balance. At March 31, 2008, $9.0 million of the total accounts receivable balance is past due based on contractual terms, of which the Company has recorded a provision of $0.4 million.

In addition, the Company’s total allowance for doubtful accounts decreased $0.2 million to $0.4 million at March 31, 2008 from $0.6 million at December 31, 2007 due to a reduction in bad debt expense as a result of collection efforts during the first three months of 2008.

Liquidity risk: Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company’s sources of liquidity have primarily been cash provided by operating activities and proceeds from its public offerings. The Company’s principal uses of cash have been to fund working capital, finance capital expenditures, satisfy contractual obligations and to meet investment needs. The Company anticipates that these uses will continue to be the principal demands of cash in the future. The Company believes that its cash on hand, together with cash generated from operating activities will be sufficient to support planned operations through the foreseeable future.

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

Interest rate risk: The Company has significant cash and cash equivalents which are exposed to market risks, primarily changes in the U.S. and Canadian interest rates. Declines in interest rates over time will reduce interest income from these investments. Cash and cash equivalents consist of cash on hand, deposits in banks, money market funds and bank term deposits with original maturities of 90 days or less. Changes in the Company’s cash and cash equivalents as a result of interest rates are recorded in the consolidated financial statements as interest income. The Company does not enter into derivative instruments to mitigate this risk.

(f)	Capital Management

The Company’s objective is to maintain a strong capital base so as to maintain investor, creditor and market confidence and to sustain future development of the business. Management defines capital as the Company’s shareholders’ equity. Management and the Board of Directors do not establish quantitative return on capital criteria, but rather promote year over year sustainable profitable growth. The Company manages the capital structure and makes adjustments to it in light of changes in economic conditions and the risk of characteristics of the underlying assets. The Company and its subsidiaries are not subject to externally imposed capital requirements.

(g)	Comparative figures:

The Company has allocated the depreciation expense related to the data center operations to cost of revenue to reduce any differences from the U.S. GAAP presentation. Accordingly, depreciation expense totalling $0.4 million for each of the three month periods ended March 31, 2008 and 2007 has been included in cost of revenue on the consolidated statements of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Management’s Discussion and Analysis (“MD&A”) section of the Company’s 2007 annual report on Form 10-K. Results of the interim period presented is not necessarily indicative of the results to be expected for the full year ended December 31, 2008.
Caution Concerning Forward-Looking Statements
Certain information in this MD&A, in various filings with regulators, in reports to shareholders and in other communications is forward-looking within the meaning of certain securities laws and is subject to important risks, uncertainties and assumptions. This forward-looking information includes, amongst others, information with respect to the Company’s objectives and the strategies to achieve those objectives, as well as information with respect to the Company’s beliefs, plans, expectations, anticipations, estimates and intentions. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to adequately address: the risks associated with further market acceptance of the Company’s products and services; its ability to manage its growth effectively; its reliance on key customers and key personnel; industry conditions such as consolidation of customers, competitors and acquisition targets; the Company’s ability to acquire a company, manage integration and potential dilution; the impact of technology changes on its products/service offerings, including impact on the intellectual property rights of others; the impacts of regulation and legislation changes in the healthcare industry; and the sufficiency and fluctuations of its liquidity and capital needs.
When relying on forward-looking information to make decisions, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. In making the forward-looking statements contained in this MD&A, the Company does not assume any significant acquisitions, dispositions or one-time items. It does assume, however, the renewal of certain customer contracts. Every year, the Company has major customer contracts that it needs to renew. In addition, the Company also assumes new customer contracts. In this regard, the Company is pursuing large opportunities that present a very long and complex sales cycle which substantially affect its forecasting abilities. The Company has made certain assumptions with respect to the timing of the realization of these opportunities which it thinks are reasonable but which may not be achieved. Furthermore, the pursuit of these larger opportunities does not ensure a linear progression of revenue and earnings since they may involve significant up-front costs followed by renewals and cancellations of existing contracts. The Company has also assumed that the material factors referred to in the previous paragraph will not have an impact such that the forward-looking information contained herein will differ materially from actual results or events. The foregoing list of factors is not exhaustive and is subject to change and there can be no assurance that such assumptions will reflect the actual outcome of such items or factors. For additional information with respect to certain of these and other factors, refer to the risks and uncertainties section of Item 1A of the Company’s 2007 Annual Report on Form 10-K.
Overview
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
Selected financial highlights for the first three months of 2008 compared to the first three months of 2007
For the first three months ended March 31, 2008, the Company’s financial position and growth prospects continued to strengthen in a number of key areas. Selected financial highlights for the three months of 2008 and 2007 are noted below:
•	Total revenue remained consistent at $24.3 million for the three months ended March 31, 2008 and 2007.

•
Recurring revenue (consisting of transaction processing and maintenance revenue) for the three months ended March 31, 2008 represented 78% of total revenue as compared to 74% for the same period in 2007. Recurring revenue increased 5% to $18.9 million for the three months ended March 31, 2008 from $17.9 million for the same period in 2007.

•	Transaction processing revenue for the three months ended March 31, 2008 increased $0.8 million, or 6%, to $14.6 million as compared to the same period in 2007.

•
Maintenance revenue, which consists of maintenance contracts on system sales, increased $0.1 million, or 3%, to $4.2 million for the three months ended March 31, 2008 compared to the same period in 2007.

•
Non-recurring revenue (consisting of professional services and systems sales revenue) decreased $1.0 million for the three months ended March 31, 2008 to $5.5 million, representing 22% of total revenue, as compared to $6.4 million, or 26% of total revenue for the same period in 2007.

•
The Company reported net income of $3.4million, or $0.16 per share (fully-diluted) for the three months ended March 31, 2008 compared to $3.7 million, or $0.17 per share (fully diluted) for the same period in 2007.

NMHC Acquisition
On April 29, 2008, the Company, through its indirect wholly-owned subsidiary, Comet Merger Corporation, completed its previously announced exchange offer for any and all of the outstanding shares of NMHC. Approximately 11,729,145 shares of NMHC common stock were exchanged in the offer at a per share price of (i) $7.70 in cash, without interest, and (ii) 0.217 of a common share of the Company. On April 30, 2008, the Company completed the acquisition of NMHC through a merger of its Comet Merger Corporation, with and into NMHC, pursuant to the short-form merger procedure available under Delaware law. As a result of the merger NMHC became an indirect, wholly-owned subsidiary of SXC and each share of NMHC common stock outstanding immediately prior to the merger (other than shares of NMHC common stock held in NMHC’s treasury or owned by NMHC, SXC or any of its subsidiaries and shares for which dissenter’s rights were perfected) were converted into the right to receive $7.70 in cash, without interest, and 0.217 of a common share of SXC. In addition, 170,500 NMHC restricted stock units were assumed by the Company and converted into 126,731 SXC restricted stock units and all NMHC stock options outstanding at the effective time of the merger were converted into the right to receive merger consideration based on the intrinsic value, if any, of such options. In connection with exchange offer and the merger, the Company issued approximately 2.8 million common shares and paid, through its subsidiaries, approximately $100 million in cash in exchange for all of the outstanding shares of NMHC common stock. Of the cash paid, approximately $54 million was cash on hand and $46 million was funds borrowed from the new term loan facility.

Results of Operations
Three months ended March 31, 2008 as compared to the three months ended March 31, 2007
Revenue
The Company’s revenue breaks down into the following components for the three months ended March 31, 2008 and 2007 (in thousands):

	2008	2007
Recurring
Transaction Processing	$14,648	$13,832
Maintenance	4,210	4,075

Total Recurring	18,858	17,907

Non-Recurring
Professional Services	3,791	3,305
System Sales	1,668	3,110

Total Non-Recurring	5,459	6,415

Total Revenue	$24,317	$24,322

Recurring
Revenue	$18,858	$17,907
Cost of revenue	8,495	7,219

Gross Margin	$10,363	$10,688

Gross Margin %	55%	60%

Non-Recurring
Revenue	$5,459	$6,415
Cost of Revenue	2,342	2,456

Gross Margin	$3,117	$3,959

Gross Margin %	57%	62%
Total revenue remained consistent at $24.3 million for the three months ended March 31, 2008 and 2007. On a percentage basis, recurring revenue accounted for 78% and 74% of consolidated revenue for the first three months of 2008 and 2007, respectively. Recurring revenue consists of transaction processing and maintenance revenue.
Recurring Revenue: Recurring revenue increased 5% to $18.9 million for the three months ended March 31, 2008 from $17.9 million for the same period in 2007. This increase is due primarily to growth in the transaction processing business from the Company’s full service informedRx offerings of claims processing and pharmacy benefit management services for the Company’s payer customers as a result of new customers, increased volumes from existing customers and maintenance services for license customers. Recurring revenue is subject to fluctuations caused by the following: the number and timing of new customers, fluctuations in transaction volumes, possible termination of contracts and the possibility that customers do not renew current contracts at the end of the term.
Transaction processing revenue, which consists of claims processing and pharmacy benefit management services, increased $0.8 million, or 6%, to $14.6 million for the three months ended March 31, 2008 compared to $13.8 million the same period in 2007 due primarily to the recognition of previously deferred performance-based revenue for one customer during the first three months of 2008, as well as growth in the volume of transactions processed for existing customers. During the first three months of 2008, the Company processed 112.0 million transactions compared to 97.3 million transactions processed for the same period in 2007.
Maintenance revenue, which consists of maintenance contracts on system sales, increased $0.1 million, or 3%, to $4.2 million for the three months ended March 31, 2008 compared to $4.1 million for the same period in 2007, primarily due to ongoing maintenance on a larger existing customer base as a result of continued system sales.
Non-Recurring Revenue: Non-recurring revenue decreased 15% to $5.5 million, or 22% of total revenue, for the three months ended March 31, 2008 from $6.4 million, or 26% of total revenue, for the same period in 2007.
Professional services revenue increased $0.5 million, or 15%, to $3.8 million for the three months ended March 31, 2008 compared to $3.3 million for the same period in 2007. The increase is due to more consulting and implementation services performed during the first three months of 2008 as compared to the same period last year. Professional services revenue is derived from providing support projects for both system sales and transaction processing clients, on an as-needed basis. These revenues are dependent on customers continuing to require the Company to assist them on both fixed bid and time and materials basis.

System sales are derived from license upgrades and additional applications for existing and new clients as well as software and hardware sales to pharmacies that purchase the Company’s pharmacy system. Systems sales revenue decreased $1.4 million, or 46%, to $1.7 million for the three months ended March 31, 2008 compared to $3.1 million for the same period in 2007 primarily due to a large $1.6 million non-recurring license sale to a customer in the first quarter of 2007, which was partially offset by license sale revenue for a new customer of $0.4 million in the first quarter of 2008.
Cost of Revenue
Cost of revenue increased 12% to $10.8 million for the three months ended March 31, 2008 from $9.7 million for the three months ended March 31, 2007. The increase is due primarily to personnel and support costs related to the growing transaction processing business. The increase is due primarily to personnel and support costs related to the growing transaction processing business.
Cost of revenue includes depreciation expense of $0.4 million each for the three months ended March 31, 2008 and 2007. In addition, cost of revenue includes stock compensation expense of $0.1 million each for the three months ended March 31, 2008 and 2007.
Gross Profit
Gross profit margin was 55% for the three months ended March 31, 2008 compared to 60% for the three months ended March 31, 2007. Gross profit decreased $1.2 million to $13.5 million for the three months ended March 31, 2008 as compared to $14.7 million for the same period in the prior year. The decrease is largely attributable to lower system sales, the majority of which is comprised of high margin upgrades to existing license customers. In addition, the Company continued to invest in the build out of its clinical and call center services to support the growth of its PBM offering. During the first three months of 2008, the Company incurred costs related to the implementation of a new customer which “went live” in April 2008.
Product Development Costs
Product development costs for the three months ended March 31, 2008 were $2.5 million compared to $2.9 million for the three months ended March 31, 2007. Product development continues to be a key focus of the Company as it continues to pursue development efforts for enhancements of existing products, as well as the development of new offerings, to support its market expansion.
Product development costs include stock-based compensation cost of $0.1 million for the three months ended March 31, 2008 and 2007.
Selling, General and Administration (“SG&A”) Costs
SG&A costs for the three months ended March 31, 2008 were $5.9 million compared to $6.2 million for the three months ended March 31, 2007. The decrease is largely attributable to a reduction in bad debt expense as a result of continued collection efforts on the Company’s accounts receivable.
SG&A costs include stock-based compensation cost of $0.6 million and $0.3 million for the first three months of 2008 and 2007, respectively. The increase is due primarily to new options issued and a higher fair value per option.
Depreciation
Depreciation expense relates to the purchase of property, plant and equipment for all areas of the Company except for those related to the cost of revenue functions. Depreciation related to cost of revenue has been included in that line item on the consolidated statements of operations as noted above in the section “Cost of Revenue.” Depreciation expense increased $0.2 million to $0.8 million for the three months ended March 31, 2008 from $0.6 million for the same period in 2007 due primarily to the purchase of assets related to the improvements of the Company’s location in Lisle, Illinois.
Interest Income and Expense
Interest income remained constant at $1.1 million for the three months ended March 31, 2008 and 2007 due to lower interest rates partially offset by additional cash balances available for investment primarily from prior year cash flows from operations. Interest expense was insignificant for the three months ended March 31, 2008 and 2007 and related primarily to bank charges.
Income Taxes
The Company recognized income tax expense of $1.6 million for the first three months of 2008 representing an effective tax rate of 33% compared to a $ 1.7 million income tax expense representing an effective tax rate of 31% for the first three months of 2007. The change in the effective tax rate is due primarily to an update to the state statutory tax rate estimated for 2008 compared with the first quarter of 2007.
Consolidated DTAs decreased to $6.1 million as at March 31, 2008 from $6.4 million as at December 31, 2007. This is due primarily to a $0.6 million net decrease in the Canadian DTAs as a result of the utilization of tax loss carryforwards against taxable income generated by the Canadian operations during the first three months of 2008 and the $0.3 million release of valuation allowance. Income generated from the Canadian operations was $2.9 million for the first three months of 2008 compared to $1.1 million for the same period last year. The decrease in Canadian DTAs was partially offset by an increase in the U.S. DTAs of $0.3 million as a result of temporary differences related to the recognition of stock compensation expense for the three months ended March 31, 2008 and by the generation of tax loss carryforwards due to the recognition of withholding tax credits on the intercompany debt in the amount of $0.2 million.
Net Income
The Company reported net income of $3.4 million for the three months ended March 31, 2008, representing $0.16 per share (fully-diluted) compared to net income of $3.7 million, or $0.17 per share (fully-diluted), for the three months ended March 31, 2007. Net income decreased $0.3 million primarily due to a $1.2 million decrease in gross profit, offset by decreases in product development and SG&A costs of $0.5 million and $0.3 million, respectively.

Liquidity and Capital Resources
Historically, the Company’s sources of liquidity have primarily been cash provided by operating activities and proceeds from its public offerings. The Company’s principal uses of cash have been to fund working capital, finance capital expenditures, satisfy contractual obligations and to meet investment needs. The Company anticipates that these uses will continue to be the principal demands of cash in the future.
At March 31, 2008 and December 31, 2007, the Company had cash and cash equivalents totalling $96.6 million and $90.9 million, respectively. The Company believes that its cash on hand, together with cash generated from operating activities will be sufficient to support planned operations through the foreseeable future. At March 31, 2008, cash and cash equivalents consist of cash on hand, deposits in banks, and bank term deposits with original maturities of 90 days or less.
As of March 31, 2008, all of the Company’s cash and cash equivalents were exposed to market risks, primarily changes in U.S. and Canadian interest rates. Declines in interest rates over time will reduce interest income from these investments.
The New Credit Agreement
On April 25, 2008, the Company’s U.S. subsidiary, SXC Health Solutions, Inc. (“US Corp.”), entered into a credit agreement (the “Credit Agreement”) providing for $58 million, consisting of (i) a $10 million senior secured revolving credit facility (including borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swing loan (the “Revolving Credit Facility”) and (ii) a $48 million senior secured term loan (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). On April 29, 2008, US Corp borrowed $48 million under the Term Loan Facility to pay a portion of the consideration in connection with the acquisition of NMHC and certain transaction fees and expenses related to the acquisition.
The interest rates applicable to the loans under the Credit Facilities are based on a fluctuating rate of interest measured by reference to either, at US Corp.’s option, (i) a base rate, plus an applicable margin, subject to adjustment, or (ii) an adjusted London interbank offered rate (adjusted for maximum reserves) (“LIBOR”), plus an applicable margin. The initial applicable margin for all borrowings is 2.25% with respect to base rate borrowings and 3.25% with respect to LIBOR borrowings. During an event of default, default interest is payable at a rate that is 2% higher than the rate otherwise applicable. In addition to paying interest on outstanding principal under the Credit Facilities, US Corp. is required to pay an unused commitment fee to the lenders in respect of any unutilized commitments under the Revolving Credit Facility at a rate of 0.50% per annum. US Corp. is also required to pay customary letter of credit fees.
The Credit Facilities require US Corp. to prepay outstanding loans, subject to certain exceptions, with:
•	50% of the net proceeds arising from the issuance or sale by the Company of its own stock;

•	100% of the net proceeds of any incurrence of debt, other than proceeds from debt permitted under the Credit Facilities; and

•	100% of the net proceeds of certain asset sales and casualty events, subject to a right to reinvest the proceeds.
The foregoing mandatory prepayments will be applied first to the Term Loan Facility and second to the Revolving Credit Facility.
The Term Loan Facility will amortize in quarterly installments commencing June 30, 2008, in aggregate annual amounts equal to 1% (year 1), 10% (years 2 and 3), 15% (years 4 and 5), and 49% (year 6) of the original funded principal amount of such facility. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full on April 30, 2013.
The Company and certain of its US subsidiaries, including US Corp., guarantee the obligations under the Credit Agreement.  All future material US subsidiaries of the Company, as well as certain future Canadian subsidiaries, will guarantee the obligations under the Credit Agreement as well.  In addition, the Credit Facilities and the guarantees are secured by the capital stock of US Corp. and certain other subsidiaries of the Company and substantially all other tangible and intangible assets owned by the Company, US Corp. and each subsidiary that guarantees the obligations of US Corp. under the Credit Facilities, subject to certain specified exceptions.
The Credit Agreement also contains certain restrictive covenants including financial covenants that require the company to maintain (i) a maximum consolidated leverage ratio, (ii) a minimum consolidated fixed charge coverage ratio and (iii) a maximum capital expenditure level. In addition, within 60 days the Company is required to enter into and maintain interest rate contracts to provide protection against fluctuations in interest rates for at least 50% of the borrowed amount. The impact of entering into the interest rate contract on the Company’s consolidated financial statements is not known at this time.
Consolidated Balance Sheets
At March 31, 2008, cash and cash-equivalents totaled $ 96.6 million, up $5.7 million from $90.9 million at December 31, 2007. The increase is primarily related to interest revenue of $1.1 million, a $1.4 million increase in pharmacy benefit management rebates payable and a $1.2 million decrease in accounts receivable.
Income tax recoverable decreased $1.0 million to $0.1 million at March 31, 2008 from $1.1 million at December 31, 2007 due primarily to additional taxes payable related to the generation of current period taxable income, partially offset by the utilization of tax loss carryforwards.
PP&E increased $1.5 million to $15.1 million at March 31, 2008 from $13.6 million at December 31, 2007 due primarily to additional data center hardware purchases during the first three months of 2008.
Deferred revenue decreased $0.8 million to $6.0 million at March 31, 2008 from $6.8 million at December 31, 2007 due primarily to the recognition of previously deferred performance-based revenue for one customer during the first three months of 2008.

Cash flows from operating activities
For the three months ended March 31, 2008, the Company generated $8.0 million of cash through its operations. Cash from operations consisted of net income of $3.4 million adjusted for $1.6 million in depreciation and amortization, $0.8 million in stock-based compensation expense, a reduction of accounts receivable of $1.2 million, an increase in accrued liabilities of $0.4 million and an increase in pharmacy benefit management rebates payable of $1.4 million. These were partially offset by a reduction of deferred revenue of $0.8 million and a reduction of accounts payable of $0.6 million.
For the three months ended March 31, 2007 the Company generated $9.8 million of cash through its operations, which primarily consisted of $3.7 million of net income adjusted for $1.3 million in depreciation and amortization, $0.4 million in stock-based compensation expense, an increase in income taxes payable of $1.7 million, an increase in pharmacy benefit management rebates and claim payments payable of $4.1 million and an increase in accounts payable of $1.3 million. These were partially offset by a decrease in accrued liabilities of $2.3 million and an increase of accounts receivable of $1.4 million.
Cash flows from investing activities
For the three months ended March 31, 2008, the Company used $2.6 million of cash for investing activities, which consisted of purchases of PP&E to support increased transaction volume.
For the three months ended March 31, 2007, the Company used $4.6 million of cash for investing activities, which consisted of purchases of PP&E to support increased transaction volume activity, in addition to the relocation to new facilities.
Cash flows from financing activities
For the three months ended March 31, 2008, the Company generated $0.2 million of cash from financing activities, which consisted of the proceeds from the exercise of stock options.
For the three months ended March 31, 2007, the Company generated $0.8 million of cash from financing activities, which consisted of the proceeds from the exercise of stock options.
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
Contingencies
From time to time in connection with its operations, the Company is named as a defendant in actions for damages and costs allegedly sustained by the plaintiffs. The Company has considered these proceedings and disputes in determining the necessity of any reserves for losses that are probable and reasonably estimable. In addition, various aspects of the Company’s business may subject it to litigation and liability for damages arising from errors in processing the pricing of prescription drug claims, failure to meet performance measures within certain contracts relating to its services performed or its ability to obtain certain levels of discounts or rebates on prescription purchases from retail pharmacies and drug manufacturers or other actions or omissions. The Company’s recorded reserves are based on estimates developed with consideration given to the potential merits of claims or quantification of any performance obligations. The Company takes into account its history of claims, the limitations of any insurance coverage, advice from outside counsel, and management’s strategy with regard to the settlement or defence against such claims and obligations. While the ultimate outcome of those claims, lawsuits or performance obligations cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these claims and performance obligations, that adequate provisions have been recorded in the accounts where required.
Contractual Obligations
For the three months ended March 31, 2008 there have been no significant changes to the Company’s contractual obligations as disclosed in its 2007 annual report on Form 10-K, except for the term loan under the new credit agreement discussed above (in thousands):

	Less than 1			More than 5
	year	Years 1-3	Years 4-5	years	Total

Long-term debt	$480	$9,600	$14,400	$23,520	$48,000

Outstanding Securities
As of April 30, 2008 the Company had 23,839,759 common shares outstanding and 2,206,044 options outstanding. The options are exercisable on a one-for-one basis into common shares.
Recently Adopted Accounting Standards
FASB Statement No. 157
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. The Company adopted the provisions of SFAS 157 on January 1, 2008. In February 2008, FSP FAS 157-2 was issued which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis. The adoption of SFAS 157 did not have a significant impact on the Company’s consolidated financial statements.
FASB Statement No. 159
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits companies to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS 159 effective January 1, 2008. The Company did not elect the fair value option for any items upon adoption of SFAS 159 and, therefore, the adoption of the statement did not have a significant impact on the Company’s consolidated financial statements.
Accounting Standards yet to be Adopted
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133 (“SFAS 161”), which amends and expands the disclosure requirements of SFAS 133. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts or and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company’s fiscal year beginning January 1, 2009 and the impact of such adoption is not known at this time.
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
In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. A noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 is effective for the Company’s fiscal year beginning January 1, 2009 and will impact the Company with respect to future business combinations entered into on or after January 1, 2009.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in foreign exchange and interest rates.
There has been no material change in the Company’s exposure to market risk during the first three months ended March 31, 2008.
ITEM 4. Controls and Procedures
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation”).
In designing and evaluating the disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective at the reasonable assurance level to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms.
There has been no change in the company’s internal controls over financial reporting during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
In the ordinary course of business, we may become subject to legal proceedings and claims. We are not aware of any legal proceedings or claims, which, in the opinion of management, will have a material effect on our financial condition, results of operations or cash flows.
ITEM 1A. Risk Factors
In the first quarter of 2008, there have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2007 Annual Report on Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
None.
ITEM 5. Other Information
None.
ITEM 6. Exhibits

Exhibit
Number	Description of Document	Reference

2.1
Agreement and Plan of Merger, dated as of February 25, 2008, by and among SXC Health Solutions Corp., SXC Health Solutions, Inc., Comet Merger Corporation and National Medical Health Card Systems, Inc.
Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by SXC with the Securities and Exchange Commission (“SEC”) on February 27, 2008
2.2
Amendment to Agreement and Plan of Merger, dated as of April 29, 2008, by and among SXC Health Solutions Corp., SXC Health Solutions, Inc., Comet Merger Corporation, and National Medical Health Card Systems, Inc.
Incorporated herein by reference to Exhibit (d)(6) to Amendment No. 1 to the Schedule TO filed by SXC with the SEC on April 30, 2008
4.1	Registration Rights Agreement, dated as of February 25, 2008, by and between SXC Health Solutions Corp., New Mountain Partners, L.P., and New Mountain Affiliated Investors, L.P.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by SXC with the SEC on February 27, 2008
10.1	Stockholder Agreement dated as of February 25, 2008, by and among SXC Health Solutions Corp., New Mountain Partners, L.P. and National Medical Health Card Systems, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by SXC with the SEC on February 27, 2008
10.2	Stockholder Agreement dated as of February 25, 2008, by and among SXC Health Solutions Corp., New Mountain Affiliated Investors, L.P. and National Medical Health Card Systems, Inc.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by SXC with the SEC on February 27, 2008
10.3
Credit Agreement, dated as of April 25, 2008, among SXC Health Solutions, Inc., as borrower, SXC Health Solutions Corp., as one of the guarantors, Comet Merger Corporation, as one of the guarantors, Health Business Systems, Inc., as one of the guarantors, the other entities from time to time party thereto as guarantors, the Lenders and L/C issuers party thereto, General Electric Capital Corporation, as administrative agent and collateral agent and GE Capital Markets, Inc., as sole lead arranger and bookrunner
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by SXC with the SEC on April 25, 2008
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SXC Health Solutions Corp.
May 9, 2008	By:	/s/ Jeffrey Park
Jeffrey Park
Chief Financial Officer (on behalf of the registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document	Reference

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith