Form 10-Q
period 2008-06-30
SXC Health Solutions Corp.
filed 2008-08-11
CIK 1363851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 000-52073

SXC HEALTH SOLUTIONS CORP.
(Exact name of registrant as specified in its charter)

Yukon Territory	75-2578509
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐       Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2008 there were 23,849,871 shares outstanding of the Registrant’s no par value common stock.

Part I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
SXC HEALTH SOLUTIONS CORP.
Consolidated Balance Sheets
(in thousands of U.S. dollars except share data)

	(unaudited)
	June 30,	December 31,
	2008	2007

ASSETS

Current assets
Cash and cash equivalents (note 6)	$50,055	$90,929
Restricted cash	17,455	—
Accounts receivable, net of allowance for doubtful accounts of $3,537 (December 31, 2007 - $605)	75,541	17,990
Rebates receivable	26,050	—
Unbilled revenue	1,094	1,195
Prepaid expenses and other	3,167	2,361
Inventory	6,870	242
Income tax recoverable	1,064	1,073
Deferred income tax asset, current	4,091	3,246

Total current assets	185,387	117,036

Property and equipment, net of accumulated depreciation of $16,049 (December 31, 2007 - $13,004)	19,852	13,629
Goodwill	158,848	15,996
Other intangible assets, net of accumulated amortization of $7,562 (December 31, 2007 - $4,734)	51,253	9,661
Deferred financing charges	1,701	—
Deferred income tax asset	3,939	3,157
Other assets	1,311	—

Total assets	$422,291	$159,479

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$1,560	$—
Accounts payable	7,771	1,344
Customer deposits	14,973	2,506
Salaries and wages payable	9,251	2,909
Accrued liabilities	29,645	4,807
Pharmacy benefit management rebates payable	32,573	2,766
Pharmacy benefit claim payments payable	58,227	2,059
Deferred revenue	4,030	4,244

Total current liabilities	158,030	20,635

Long-term debt, less current installments	46,320	—
Accrued liabilities	1,985	764
Deferred income tax liability	28,135	1,091
Deferred revenue	183	223
Deferred lease inducements	3,416	3,222
Deferred rent	1,159	1,087
Other	868	—

Total liabilities	240,096	27,022

Shareholders’ equity
Common stock: no par value, unlimited shares authorized; 23,823,271 issued and outstanding at June 30, 2008 (December 31, 2007 - 20,985,934)	144,638	103,520
Additional paid-in capital	10,295	8,299
Retained earnings	27,262	20,638

Total shareholders’ equity	182,195	132,457

Total liabilities and shareholders’ equity	$422,291	$159,479

Commitments and contingencies (note 13)
See accompanying notes to the unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Operations
(in thousands of U.S. dollars except share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)

Revenue:
PBM revenue	$204,860	$—	$204,860	$—
HCIT revenue:
Transaction processing	11,888	13,094	26,536	26,926
Maintenance	4,130	4,113	8,340	8,188
Professional services	3,066	3,302	6,857	6,607
System sales	3,811	2,579	5,479	5,688

Total revenue	227,755	23,088	252,072	47,409

Cost of revenue	197,915	9,648	208,752	19,322

Gross profit	29,840	13,440	43,320	28,087

Expenses:
Product development costs	2,480	2,642	4,939	5,580
Selling, general and administration	19,557	7,016	25,428	13,205
Depreciation of property and equipment	1,433	590	2,194	1,168
Amortization of intangible assets	2,432	396	2,828	792
Net loss on disposal of capital assets	—	—	—	133

	25,902	10,644	35,389	20,878

Operating income	3,938	2,796	7,931	7,209

Interest income	(647)	(1,159)	(1,701)	(2,216)
Interest expense	763	28	798	59

Net interest income(expense)	116	(1,131)	(903)	(2,157)

Other expense(income)	29	(196)	35	(198)

Income before income taxes	3,793	4,123	8,799	9,564

Income tax expense (recovery):
Current	597	1,279	1,979	3,125
Deferred	(71)	(111)	196	(250)

	526	1,168	2,175	2,875

Net income and comprehensive income	$3,267	$2,955	$6,624	$6,689

Earnings per share:
Basic	$0.14	$0.14	$0.30	$0.32
Diluted	$0.14	$0.14	$0.29	$0.31

Weighted average number of shares used in computing earnings per share:
Basic	22,948,940	20,687,468	21,972,315	20,620,263
Diluted	23,558,446	21,751,463	22,510,153	21,646,475
See accompanying notes to the unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

	Six months ended
	June 30,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net income	$6,624	$6,689
Items not involving cash, net of effects from acquisition:
Stock-based compensation	2,104	1,150
Depreciation of property and equipment	3,046	1,900
Amortization of intangible assets	2,828	792
Deferred lease inducements and rent	(107)	385
Loss on disposal of property and equipment	—	133
Deferred income taxes	196	270
Gain on foreign exchange	(21)	(135)
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	12,828	(176)
Rebates receivable	1,153	—
Restricted cash	(4,325)	—
Unbilled revenue	101	13
Prepaid expenses	1,322	244
Inventory	(264)	(6)
Income tax recoverable	274	(738)
Income taxes payable	—	(594)
Accounts payable	1,264	(692)
Accrued liabilities	(5,715)	—
Pharmacy benefit claim payments payable	(1,536)	(2,961)
Pharmacy benefit management rebates payable	(2,448)	(594)
Deferred revenue	(254)	(841)
Customer deposits	102	314
Other	(131)	—

Net cash provided by operating activities	17,041	5,153

Cash flows from investing activities:
Purchases of property and equipment	(3,414)	(6,181)
Lease inducements received	373	391
Acquisition	(101,670)	—
Proceeds from disposal of property and equipment	—	9

Net cash used in investing activities	(104,711)	(5,781)

Cash flows from financing activities:
Issuance of long-term debt	48,000	—
Payment of financing costs	(1,518)	—
Repayment of long-term debt	(120)	—
Proceeds from exercise of options	333	2,029
Tax benefit on option exercises	80	2,216

Net cash provided by financing activities	46,775	4,245

Effect of foreign exchange on cash balances	21	135

Increase(decrease) in cash and cash equivalents	(40,874)	3,752

Cash and cash equivalents, beginning of period	90,929	70,943

Cash and cash equivalents, end of period	$50,055	$74,695

See accompanying notes to the unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Shareholders’ Equity
(in thousands of U.S. dollars except share data)

	Common Stock		Contributed	Retained
	Number	Amount	Surplus	Earnings	Total

Balance at December 31, 2007	20,985,934	$103,520	$8,299	$20,638	$132,457
Net income	—	—	—	6,624	6,624
Exercise of stock options	51,800	521	(188)	—	333
Issuance of shares under ESPP	2,386	33	—	—	33
Issuance of shares for acquisition	2,783,151	40,884	—	—	40,884
Costs to issue shares for acquisition		(320)			(320)
Tax benefit on options exercised	—	—	80	—	80
Stock-based compensation	—	—	2,104	—	2,104

Balance at June 30, 2008 (unaudited)	23,823,271	$144,638	$10,295	$27,262	$182,195

See accompanying notes to the unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	Description of Business

SXC Health Solutions Corp. (the “Company”) is a leading provider of pharmacy benefits management (“PBM”) services and healthcare information technology (“HCIT”) solutions to the healthcare benefits management industry. The Company’s product offerings and solutions combine a wide range of software applications, application service provider processing services and professional services designed for many of the largest organizations in the pharmaceutical supply chain, such as federal, provincial, and state and local governments, pharmacy benefit managers, managed care organizations, retail pharmacy chains and other healthcare intermediaries. The Company’s headquarters are based in Lisle, Illinois with offices in Port Washington, New York; Scottsdale, Arizona; Warminster, Pennsylvania; Alpharetta, Georgia; Milton, Ontario and Victoria, British Columbia.

2.	Basis of Presentation
(a)	Basis of presentation:

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include its majority-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. Amounts in the consolidated financial statements and notes are expressed in U.S. dollars, except where indicated, which is also the Company’s functional currency.

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

These unaudited interim consolidated financial statements are prepared following accounting policies consistent with the Company’s audited annual consolidated financial statements for the year ended December 31, 2007, except as set out in Notes 3 and 4.

The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Effective with the acquisition of National Medical Health Card Systems, Inc. (“NMHC”), the Company will now operate in two reportable segments: PBM and HCIT. Please see Note 11 for more information.

(b)	Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include revenue recognition, purchase price allocation in connection with acquisitions, valuation of property and equipment, valuation of intangible assets acquired and related amortization periods, impairment of goodwill, income tax uncertainties, contingencies and valuation allowances for receivables and income taxes. Actual results could differ from those estimates.

3.	Summary of Significant Accounting Policies
(a)	Restricted Cash:

Restricted cash balances at June 30, 2008 and December 31, 2007 are restricted as to their use related to the maintenance of minimum cash balances required to be maintained in accordance with various state statutes, contractual terms with customers and other customer restrictions.

(b)	Rebates:

The Company currently administers two separate rebate programs through which it receives rebates and administrative fees from pharmaceutical manufacturers that are shared with customers. The principal difference between these two programs arises from whether the Company is the principal contracting party with the pharmaceutical manufacturers or acts as an agent for its clients. The rebates that the Company receives from pharmaceutical manufacturers for which the Company acts as an agent for its clients are recognized when (i) the Company is entitled to them in accordance with the terms of its arrangements with pharmaceutical manufacturers and its third party rebate administrator and (ii) the amounts of the rebates are determinable.

The rebates are earned for the administration of the program in which the Company is the principal contracting party are recorded as a reduction of cost of revenue and the portion of the rebate payable to customers is treated as a reduction of revenue. Rebates receivable include billed and unbilled PBM receivables from pharmaceutical manufacturers. The Company records the gross rebate receivable and the related payable to the customers based on estimates, which are subject to final settlement. The estimates are based upon claims submitted and the Company’s rebate experience, and are adjusted as additional information becomes available.

Upon billing the pharmaceutical manufacturer, any difference between the Company’s estimate and the actual amount of the rebate receivable are recorded to cost of revenue, net of the estimated impact to the Company’s customers. Currently, some rebates are processed by a third party administrator and the remaining rebate claims are submitted directly by the Company. The Company generally pays rebates to its customers on a quarterly basis, or as agreed upon with its customers. There are certain instances where the Company pays rebates to its customers on a more accelerated basis.

As of June 30, 2008 and December 31, 2007, total unbilled manufacturer rebates receivables amounted to $10.6 million and nil, respectively.

(c)	Customer Deposits:

The Company requires deposits from certain customers in order to satisfy liabilities incurred by the Company on the customer’s behalf for the adjudication of pharmacy claims. Customer deposits totalled $15.0 million and $2.5 million as of June 30, 2008 and December 31, 2007, respectively.

(d)	Derivatives:

The Company accounts for derivatives pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS. No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133. SFAS No. 133 and SFAS No. 138 require that all derivative instruments are recorded on the balance sheet at their respective fair value.

(e)	Revenue Recognition:

The Company’s revenue is derived from prescription drug sales along with transaction processing services, maintenance, professional services, and systems sales (including software license and hardware sales).

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

Switching services consist of customers using the Company’s software to connect electronically to their insurance company either through a telephone line or the internet. Each connection is billed to the customers by the Company as an electronic claims submission otherwise known as a “switching transaction.” For switching services, the revenue is recognized as the services are performed.

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
When services are considered essential to the functionality of the software or significant customization of the software is required, license and professional services revenues are recognized using the percentage-of-completion method where reasonably dependable estimates of progress toward completion of a contract can be made in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, as prescribed by SOP 97-2. The Company estimates the percentage-of-completion on contracts utilizing actual hours worked to date as a percentage of the total estimated hours at project completion, subject to meeting agreed milestones. In the event that a milestone has not been reached, the associated cost is deferred and revenue is not recognized until the customer has accepted the milestone. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions to estimates may occur periodically during the project due to change orders or contract amendments initiated and agreed to by the customer. Revisions in profit estimates are charged to earnings in the period in which the facts that give rise to the revision become known. Contract revenue recognized, based on hours worked toward completion of the project, that are unbilled are accumulated in unbilled revenue within current assets. Billings in excess of revenue recognized to date on contracts are recorded within deferred revenue. If the Company does not have a sufficient basis to estimate the progress towards completion, revenue is recognized using the completed-contract method, that is, when the project is complete or when final acceptance is received from the customer.
When services are not considered essential to the functionality of the software and significant customization of the software is not required, the entire arrangement fee is allocated to each element in the arrangement based on the respective vendor specific objective evidence (“VSOE”) of the fair value of each element. VSOE used in determining the fair value of license revenues is based on the price charged by the Company when the same element is sold in similar volumes to a customer of similar size and nature on a stand-alone basis. VSOE used in determining fair value for installation, integration and training is based on the standard daily rates for the type of services being provided multiplied by the estimated time to complete the task. VSOE used in determining the fair value of maintenance and technical support is based on the annual renewal rates. The revenue allocable to the consulting services is recognized as the services are performed. In instances where VSOE exists for undelivered elements but does not exist for delivered elements of a software arrangement, the Company uses the residual method of allocation of the arrangement fees for revenue recognition purposes. If VSOE cannot be established for the undelivered elements of a license agreement, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or VSOE can be established.
Maintenance revenue: Maintenance revenues consist of revenue derived from contracts to provide post-contract customer support (“PCS”) to license holders. These revenues are recognized ratably over the term of the contract. Advance billings of PCS are not recorded to the extent that the term of the PCS has not commenced or payment has not been received.
Professional services revenue: Professional services revenues are recognized as the services are performed, generally on a time and material basis. Professional services revenues attributed to fixed price arrangements are recognized over the service period based on a proportionate performance method whereby the performance is estimated utilizing direct labor hours incurred to date as a percentage of total estimated direct labor hours to complete the project.
PBM revenue: The Company’s revenue is primarily derived from sales of prescription drugs, together with any associated administrative fees, to customers and participants, either through the Company’s nationwide network of pharmacies, Mail Service or Specialty Service. The Company enters into a fee for service (per claim charges) arrangement with its customers for the payment of administrative fees. Under these fees for service arrangements, the Company is paid contractually agreed-upon rates based upon actual claims adjudicated plus a fixed transaction fee. Revenue related to the sales of prescription drugs by the Company’s nationwide network of pharmacies, Mail Service or Specialty Service is recognized when the claims are adjudicated and the prescription drugs are shipped. Claims are adjudicated at the point-of-sale using the Company’s on-line processing system. Co-payment revenue recognized for both the three and six months ended June 30, 2008 was $2.6 million. To date, the Company’s Mail Service primarily fills prescriptions for the Company’s customers. Revenue from Specialty Service primarily represents sales of biopharmaceutical drugs and are reported at the net amount billed to third party payors, patients and others. For the three and six months ended June 30, 2008, 64% of revenues from Specialty Service were from prescriptions filled for the Company’s PBM customers. The remaining 36% of Specialty Service revenue was recognized at the point of shipment.
Participant co-payments for prescriptions not filled by the Company’s Mail Service and Specialty Service are not recorded as revenue. Under the Company’s customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants. As such, the Company does not include participant co-payments to pharmacies in revenue or cost of revenue. For the three and six months ended June 30, 2008, $32.5 million of participant co-payments to pharmacies was excluded from the Company’s revenue and cost of revenue. If the above amounts were included in the Company’s operating results, its operating income and net income would not have been affected.
The Company evaluates customer contracts using the indicators of Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Gross Revenue as a Principal vs. Net as an Agent, to determine whether the Company acts as a principal or as an agent in the fulfillment of prescriptions through the retail pharmacy network. The Company acts as a principal in certain of its transactions with customers and, in these cases, revenues are recognized at the prescription price (ingredient cost plus dispensing fee) negotiated with customers, plus the Company’s administrative fees (“Gross Reporting”). Gross reporting is appropriate as the Company (i) has separate contractual relationships with customers and with pharmacies, (ii) is responsible to validate and manage a claim through its claims adjudication process, (iii) commits to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (iv) manages the overall prescription drug plan relationship with the patients, who are participants of customers’ plans, and (v) has credit risk for the amount due from the customer. There are also certain contracts for which the Company recognizes revenue on a net basis. The primary factor that results in the recognition of net revenue on these contracts is that the amount the Company earns is primarily fixed.

(f)	Cost of Revenue:

The Company’s cost of revenue includes the cost of pharmaceuticals dispensed, either directly through Mail Service, Specialty Service or indirectly through its nationwide network of pharmacies. Cost of revenue also includes an offsetting credit for rebates earned from pharmaceutical manufacturers.

4.	New Accounting Pronouncements
(a)	Recently Adopted Accounting Standards:

FASB Statement No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. In accordance with the guidance in FSP 157-2, the Company adopted the provisions of SFAS 157 with respect to financial assets and liabilities on January 1, 2008, which did not have a significant impact on the Company’s consolidated financial statements. The Company will adopt the provisions of SFAS 157 for non financial assets and liabilities in the first quarter of 2009, and is currently evaluating the impact of adopting this portion of the standard.

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133 (“SFAS 161”), which amends and expands the disclosure requirements of SFAS 133. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company’s fiscal year beginning January 1, 2009, and the impact of such adoption is not known at this time.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the assets, liabilities, noncontrolling interest and goodwill related to a business combination. SFAS 141(R) also establishes what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009, and will impact the Company with respect to future business combinations entered into on or after January 1, 2009.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. A noncontrolling interest (previously referred to as a minority interest) is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 is effective for the Company’s fiscal year beginning January 1, 2009, and will be applied prospectively to all noncontrolling interests, including those that arose before the effective date. The Company is currently evaluating the impact of SFAS 160 but does not expect it to be material.

5.	Business Combination

Effective April 30, 2008, the Company completed the acquisition of NMHC, a pharmacy benefit management company, in an exchange offer of (i) 0.217 of a common share of the Company’s common stock and (ii) $7.70 in cash for each outstanding NMHC common share. Total deal consideration approximated $143 million, which included the issuance of 2,783,151 shares of the Company’s common stock. The value of the stock issued was based on the guidance issued under EITF 99-12, Determination of the Measurement Date for the Market Price Acquirer Securities Issued in a Purchase Business Combination. This EITF provides that the value of shares issued is based on the average market price of the acquirer’s stock from a few days before to a few days after the agreement is agreed to and announced. To fund the transaction, the Company entered into a six-year $48.0 million term loan agreement. The Company also signed a $10.0 million senior secured revolving credit revolver. NMHC results of operations are included in the consolidated financial statements for the period from May 1, 2008 through June 30, 2008.

Prior to the acquisition, the Company and one of NMHC’s subsidiaries, NMHCRX, Inc., were parties to a consulting agreement and software license and maintenance agreements pursuant to which the Company licensed, and provided consulting and support services in connection with, certain computer software for one of NMHCRX, Inc.’s claims adjudication systems.

The Company and NMHC have similar missions and core values, and the Company believes the synergies gained from this business combination will create long term value for customers, vendors and shareholders, as well as opportunities for new and existing employees by making the Company better positioned to compete in the changing PBM environment.

The purchase price of the acquired operations was comprised of (in thousands):

Cash payment to NMHC shareholders	$98,711
Shares issued	40,884
Direct costs of the acquisition	3,749

Total purchase price	$143,344

Direct Costs of the Acquisition
Direct costs of the acquisition include investment banking fees, legal and accounting fees and other external costs directly related to the acquisition.
Preliminary Purchase Price Allocation
The acquisition was accounted for under the purchase method of accounting with the Company treated as the acquiring entity in accordance with SFAS 141, Business Combinations. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated preliminarily to the assets and liabilities acquired based upon their estimated fair values as of the date of acquisition. The purchase price allocation is preliminary and is subject to future adjustment during the allocation period as defined in SFAS 141. The primary areas of the purchase price allocation that could be subject to future adjustment relate to the valuation of pre-acquisition contingencies, taxes and residual goodwill. Additionally, the Company is in the process of making assessments in other areas that could affect the final purchase price allocation. The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. Goodwill is non-amortizing for financial statement purposes and is not tax deductible.
The following summarizes the estimates of the fair values of the assets acquired and liabilities assumed at the acquisition date and are subject to change (in thousands):

Current assets	$115,879
Property and equipment	5,970
Goodwill	142,852
Intangible assets	44,420
Deferred income taxes	(16,818)
Other assets	1,258

Total assets acquired	293,561
Current liabilities	137,802
Other liabilities	12,415

Total liabilities assumed	150,217

Net assets acquired	$143,344

During the three and six months ended June 30, 2008, the Company recognized $2.0 million of amortization expense from intangible assets acquired. Amortization for the remainder of 2008 is expected to be $5.7 million. Amortization for 2009 and 2010 is expected to be $7.6 million and $6.0 million, respectively. Estimated fair values and useful lives of intangible assets acquired are as follows (in thousand):

	Fair value	Useful Life
Trademarks/Trade Names	$1,120	6 months
Customer Relationships	39,700	8 years
Non-Compete Agreements	1,480	1 year
Software	1,120	1 year
Licenses	1,000	15 years

Total	$44,420

In connection with the acquisition, the Company recognized liabilities totalling approximately $2.1 million for estimated costs associated with plans to involuntarily terminate certain employees of NMHC and $4.2 million for estimated costs associated with plans to close certain locations. As of June 30, 2008, the remaining liability for these items totalled $1.3 million and $4.2 million, respectively.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined historical results of the operations of the Company and NMHC as if the acquisition had occurred on the first day of the periods presented. Certain adjustments have been made to reflect changes in depreciation, amortization and income taxes based on the Company’s preliminary estimate of fair values recognized in the application of purchase accounting, and interest expense on borrowings to finance the acquisition. These adjustments are subject to change as the initial estimates are refined over time.

Unaudited pro forma results of operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Sales	$321,233	$282,060	$631,139	$571,299
Gross Profit	$32,863	$34,289	$66,011	$70,022
Net income (loss)	$(976)	$(2,729)	$288	$(1,285)
Earnings (loss) per share:
Basic	$(0.04)	$(0.12)	$0.01	$(0.05)
Diluted	$(0.04)	$(0.11)	$0.01	$(0.05)
Weighted average shares outstanding
Basic	23,808,512	23,470,619	23,793,677	23,403,414
Diluted	24,418,018	24,534,614	24,331,515	24,429,626

This unaudited pro forma financial information is not intended to represent or be indicative of what would have occurred if the transactions had taken place on the dates presented and are not indicative of what the Company’s actual results of operations would have been had the acquisition been completed on the dates indicated above. Further, the pro forma combined results do not reflect one-time costs to fully merge and operate the combined organization more efficiently, or anticipated synergies expected to result from the combination and should not be relied upon as being indicative of the future results that the Company will experience.

6.	Cash and Cash Equivalents

The components of cash and cash equivalents are as follows (in thousands):

	June 30, 2008	December 31, 2007
	(unaudited)

Cash on deposit	$24,982	$28,674
U.S. money market funds	25,039	62,219
Canadian dollar deposits (June 30, 2008 - Cdn. $35 at 1.0202; December 31, 2007 - Cdn. $35 at 0.9809)	34	36

	$50,055	$90,929

7.	Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually, or more frequently if impairment indicators arise. The Company allocates goodwill to both the PBM and HCIT segments. There were no impairments of goodwill or indefinite-lived intangible assets during the three and six months ended June 30, 2008 and 2007.

Definite-lived intangible assets are amortized over the useful life of the related assets. At June 30, 2008, intangible assets relating to the acquisition of NMHC are estimates and are subject to change. The components of intangible assets were as follows (in thousands):

	June 30, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$52,650	$(5,740)	$12,950	$(3,874)
Acquired software	2,565	(1,192)	1,445	(860)
Trademarks/Tradenames	1,120	(373)	—	—
Non-compete agreements	1,480	(246)	—	—
Licenses	1,000	(11)	—	—

Total	$58,815	$(7,562)	$14,395	$(4,734)

Amortization associated with the net carrying amount of intangible assets at June 30, 2008 is estimated to be $6.5 million for the remainder of 2008, $9.2 million in 2009, $7.6 million in 2010, $6.9 million in 2011, $6.4 million in 2012 and $5.8 million in 2013.

8.	Long Term Debt

On April 25, 2008, the Company’s U.S. subsidiary, SXC Health Solutions, Inc. (“US Corp”), entered into a credit agreement (the “Credit Agreement”) providing for up to $58 million of borrowings, consisting of (i) a $10 million senior secured revolving credit facility (including borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as a swing loan (the “Revolving Credit Facility”) and (ii) a $48 million senior secured term loan (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). On April 29, 2008, US Corp. borrowed $48 million under the Term Loan Facility to pay a portion of the consideration in connection with the acquisition of NMHC and certain transaction fees and expenses related to the acquisition.

The interest rates applicable to the loans under the Credit Facilities are based on a fluctuating rate measured by reference to either, at US Corp.’s option, (i) a base rate, plus an applicable margin, subject to adjustment, or (ii) an adjusted London interbank offered rate (adjusted for the maximum reserves)(“LIBOR”), plus an applicable margin. The initial applicable margin for all borrowings is 2.25% with respect to base rate borrowings and 3.25% with respect to LIBOR borrowings. During an event of default, default interest is payable at a rate that is 2% higher than the rate otherwise applicable. In addition to paying interest on outstanding principal under the Credit Facilities, US Corp. is required to pay an unused commitment fee to the lenders in respect of any unutilized commitments under the Revolving Credit Facility at a rate of 0.50% per annum. US Corp. is also required to pay customary letter of credit fees.

The Credit Facilities require US Corp. to prepay outstanding loans, subject to certain exceptions, with:
•	50% of the net proceeds arising from the issuance or sale by the Company of its own stock;

•	100% of the net proceeds of an incurrence of debt, other than proceeds from the debt permitted under the Credit Facilities; and

•	100% of the net proceeds of certain asset sales and casualty events, subject to a right to reinvest the proceeds.
The foregoing mandatory prepayments will be applied first to the Term Loan Facility and second to the Revolving Credit Facility.
The Term Loan Facility will amortize in quarterly instalments, which commenced on June 30, 2008, in aggregate annual amounts equal to 1% (year 1), 10% (years 2 and 3), 15% (years 4 and 5), and 49% (year 6) of the original funded principal amount of such facility. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full on April 30, 2013.
The Company and all material U.S. subsidiaries of US Corp. guarantee the obligations under the Credit Agreement. All future material U.S. subsidiaries of the Company, as well as certain future Canadian subsidiaries, will guarantee the obligations under the Credit Agreement as well. In addition, the Credit Facilities and the guarantees are secured by the capital stock of US Corp. and certain other subsidiaries of the Company and substantially all other tangible and intangible assets owned by the Company, US Corp. and each subsidiary that guarantees the obligations of US Corp. under the Credit Facilities, subject to certain specified exceptions.
The Credit Agreement also contains certain restrictive covenants including financial covenants that require the Company to maintain (i) a maximum consolidated leverage ratio, (ii) a minimum consolidated fixed charge coverage ratio and (iii) a maximum capital expenditure level. In addition, the Company entered into interest rate contracts to provide protection against fluctuations in interest rates for 50% of the borrowed amount. See Note 14 for more information.
In connection with the Term Loan Facility, the Company incurred approximately $1.8 million in financing costs. The financing costs are presented on the consolidated balance sheet as deferred financing costs and will be amortized into interest expense over the life of the loan using the effective interest method.
Interest expense relates to the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Long-term debt	$590	$—	$590	$—
Financing charges	79	—	79	—
Other	94	28	129	59

Total	$763	$28	$798	$59

9.	Shareholders’ equity
(a)	Stock option plan:

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

The common shares available for purchase under the ESPP may be drawn from either authorized but previously unissued common shares or from reacquired common shares, including those purchased by the Company in the open market. During the three and six months ended June 30, 2008, 2,386 shares were issued under the ESPP. There were no common shares issued under the ESPP during the three and six months ended June 30, 2007.

The ESPP is not considered compensatory under the provisions of SFAS 123R and therefore, no portion of the costs related to ESPP purchases will be included in the Company’s stock-based compensation expense.

(c)	Outstanding shares:

At June 30, 2008, the Company had outstanding common shares of 23,823,271 and stock options outstanding of 2,113,919. At December 31, 2007, the Company had outstanding common shares of 20,985,934 and stock options outstanding of 1,988,602. As of June 30, 2008, stock options outstanding consisted of 1,378,969 options at a weighted-average exercise price of Canadian $9.58 and 734,950 options at a weighted-average exercise price of U.S. $18.04. In connection with the acquisition of NMHC, the Company issued 2,783,151 common shares to former shareholders of NMHC.

(d)	Restricted stock units:

The Company assumed 170,500 restricted stock units of NMHC after the acquisition, which converted into 126,749 restricted stock units of the Company. The restricted stock units vest 33% each in November 2008, November 2009 and November 2010. At June 30, 2008, there were 110,395 restricted stock units outstanding.

10.	Stock-based compensation

During the three month periods ended June 30, 2008 and 2007, the Company recorded stock-based compensation expense of $1.3 million and $0.7 million, respectively. During the six month periods ended June 30, 2008 and 2007, the Company recorded stock-based compensation expense of $2.1 million and $1.2 million, respectively. The Black-Scholes option-pricing model was used to estimate the fair value of the stock options at the grant date based on the following assumptions:

	Six months ended June 30,
	2008	2007

Total stock options granted:
Canadian dollar stock options	—	6,000
U.S. dollar stock options	267,450	455,500
Volatility	49.6 - 52.4%	40.7 - 44.4%
Risk-free interest rate	1.67 - 3.00%	4.62 - 4.85%
Expected life	2.5 - 4.5 years	1 - 5 years
Dividend yield	—	—
Weighted-average grant date fair value:
Canadian dollar stock options	—	C$5.57
U.S. dollar stock options	$4.94	$9.46
The Company allocated stock-based compensation costs to the same statement of operations line item as the cash compensation to the respective employees. Accordingly, the allocation of the compensation costs is as follows for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Cost of revenue	$142	$49	$274	$100
Product development costs	54	63	132	114
Selling, general and administration	1,129	635	1,698	936

Total stock-based compensation	$1,325	$747	$2,104	$1,150

11.	Segment information
The Company operates in two geographic areas as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
Revenue	2008	2007	2008	2007

United States	$226,545	$21,836	$249,649	$45,002
Canada	1,210	1,252	2,423	2,407

Total	$227,755	$23,088	$252,072	$47,409

Net assets	June 30, 2008	December 31, 2007

United States	$180,940	$129,045
Canada	1,255	3,412

Total	$182,195	$132,457

With the acquisition of NMHC during the second quarter, the Company has changed its internal organization structure and will now report two operating segments: PBM and HCIT. Results for periods reported prior to the three months ended June 30, 2008 were reported in one operating segment, HCIT. Prior period results have not been restated as to do so would be impracticable. Financial information by segment is presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

PBM operations:

Operating revenues	$204,860	$—	$204,860	$—
Gross Profit	$16,814	$—	$16,814	$—

Total assets at June 30, 2008	$303,834

HCIT:

Operating revenues	$22,895	$23,088	$47,212	$47,409
Gross Profit	$13,026	$13,440	$26,506	$28,087

Total assets at June 30, 2008	$118,457

Consolidated:

Operating revenues	$227,755	$23,088	$252,072	$47,409
Gross Profit	$29,840	$13,440	$43,320	$28,087

Total assets at June 30, 2008	$422,291

The Company’s HCIT revenue breaks down into the following components (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Recurring
Transaction processing	$11,888	$13,094	$26,536	$26,926
Maintenance	4,130	4,113	8,340	8,188

Total recurring	16,018	17,207	34,876	35,114

Non-Recurring
Professional services	3,066	3,302	6,857	6,607
System sales	3,811	2,579	5,479	5,688

Total non-recurring	6,877	5,881	12,336	12,295

Total revenue	$22,895	$23,088	$47,212	$47,409

Cost of revenue applicable to each category of revenue is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Recurring
Revenue	$16,018	$17,207	$34,876	$35,114
Cost of revenue	7,039	7,286	15,534	14,501

Gross profit	$8,979	$9,921	$19,342	$20,613

Gross profit %	56%	58%	55%	59%

Non-Recurring
Revenue	$6,877	$5,881	$12,336	$12,295
Cost of revenue	2,830	2,362	5,172	4,821

Gross profit	$4,047	$3,519	$7,164	$7,474

Gross profit %	59%	60%	58%	61%

For the three-month period ended June 30, 2008, one customer accounted for 11.1% and another for 10.4% of total revenue, respectively. For the six-month period ended June 30, 2008, one customer accounted for 10.0% of total revenue. For the three and six-month periods ended June 30, 2007, one customer accounted for 10.7% and 12.0% of total revenue, respectively.

At June 30, 2008, no customer accounted for more than 10% of the outstanding accounts receivable balance. At December 31, 2007, one customer accounted for 12% of the total accounts receivable balance.

12.	Income Taxes

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

The Company’s effective tax rate for the three months ended June 30, 2008 and 2007 was 14% and 28%, respectively. The Company’s effective tax rate for the six months ended June 30, 2008 and 2007 was 25% and 30%, respectively.

Uncertain Tax Positions

As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized income tax benefits of $0.2 million with a corresponding reduction in the balance of retained earnings at January 1, 2007. As of June 30, 2008 and at December 31, 2007, the Company had a long-term accrued liability of $0.3 million and $0.2 million, respectively, related to various federal and state income tax matters on the consolidated balance sheet, all of which would impact the Company’s effective tax rate.

Changes in the balance of the liability for tax uncertainties are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Beginning balance	$219	$155	$202	$—
Effect of change in accounting for income tax uncertainties	42	—	42	155
Increase in interest related to tax positions taken in prior years	9	—	26	—

Balance at June 30	$270	$155	$270	$155

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

13.	Contingencies

From time to time in connection with its operations, the Company is named as a defendant in actions for damages and costs allegedly sustained by the plaintiffs. The Company has considered these proceedings and disputes in determining the necessity of any reserves for losses that are probable and reasonably estimable. In addition, various aspects of the Company’s business may subject it to litigation and liability for damages arising from errors in the processing of prescription drug claims, failure to meet performance measures within certain contracts relating to its services or its ability to obtain certain levels of discounts or rebates on prescription purchases from retail pharmacies and drug manufacturers or other actions or omissions. The Company’s recorded reserves are based on estimates developed with consideration given to the potential merits of claims or quantification of any performance obligations. The Company takes into account its history of claims, the limitations of any insurance coverage, advice from outside counsel, and management’s strategy with regard to the settlement or defense of such claims and obligations. While the ultimate outcome of those claims, lawsuits or performance obligations cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these claims and performance obligations, that adequate provisions have been recorded in the consolidated financial statements where required.

During the routine course of securing new clients, the Company is sometimes required to provide payment and performance bonds to cover client transaction fees and any funds and pharmacy benefit claim payments provided by the client in the event that the Company does not perform its duties under the contract. The terms of these payment and performance bonds are typically one year in duration.

14.	Subsequent Event

To help manage exposure to interest rate fluctuations, the Company entered into a 3-year interest rate swap agreement with a notional amount of $14 million to effectively fix the interest rate on $14 million of the term loan at 4.31%. The Company also entered into a 3-year interest rate cap with a notional amount of $10 million to effectively cap the interest rate on $10 million of the term loan at 4.50%, excluding the associated fees. The Company was required to hedge $24 million of the long term debt for a period of three years pursuant to the terms of the Credit Agreement.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Management’s Discussion and Analysis (“MD&A”) section of the Company’s 2007 annual report on Form 10-K. Results of the interim periods presented are not necessarily indicative of the results to be expected for the full year ended December 31, 2008.
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
Overview
The Company provides comprehensive PBM services to customers, which include managed care organizations, local governments, unions, corporations, HMOs, employers, workers’ compensation plans, third party health care plan administrators, and federal and state government programs through its network of licensed pharmacies throughout the United States. The PBM services include electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail service pharmacy claims management, specialty pharmacy claims management, Medicare Part D services, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, data access and reporting and information analysis. The Company owns a mail service pharmacy (“Mail Service”) and a specialty service pharmacy (“Specialty Service”). In addition, the Company is a national provider of drug benefits to our customers under the federal government’s Medicare Part D program.
Revenue primarily consists of sales of prescription drugs, together with any associated administrative fees, to customers and participants, either through the Company’s nationwide network of pharmacies, Mail Service pharmacy or Specialty Service pharmacy. Revenue related to the sales of prescription drugs by the Company’s nationwide network of pharmacies, Mail Service or Specialty Service pharmacies is recognized when the claims are adjudicated and the prescription drugs are shipped. Claims are adjudicated at the point-of-sale using an on-line processing system.
Participant co-payments related to the Company’s nationwide network of pharmacies are not recorded as revenue. Under the Company’s customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants. As such, the Company does not include participant co-payments to pharmacies in revenue or cost of claims. For the three and six months ended June 30, 2008, $32.5 million of participant co-payments to pharmacies was excluded from revenue and cost of claims was. If the above amounts were included in revenue and cost of revenues, operating income and net income would not have been affected.
The Company evaluates customer contracts to determine whether it acts as a principal or as an agent in the fulfillment of prescriptions through its retail pharmacy network. The Company acts as a principal in most of its transactions with customers and revenues are recognized at the prescription price (ingredient cost plus dispensing fee) negotiated with customers, as well as an administrative fees (“Gross Reporting”). Gross reporting is appropriate because the Company (i) has separate contractual relationships with customers and with pharmacies, (ii) is responsible to validate and manage a claim through the claims adjudication process, (iii) commits to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (iv) manages the overall prescription drug relationship with the patients, who are participants of customers’ plans, and (v) has credit risk for the price due from the customer. In instances where the Company merely administers a customer’s network pharmacy contract to which the Company is not a party and under which the Company does not assume credit risk, the Company only records an administrative fee as revenue. For these customers, the Company earns an administrative fee for collecting payments from the customer and remitting the corresponding amount to the pharmacies in the customer’s network. In these transactions, the Company acts as a conduit for the customer. As the Company is not the principal in these transactions, drug ingredient cost is not included in revenues or in cost of claims. As such, there is no impact to gross profit based upon whether gross or net reporting is used.
The PBM industry is intensely competitive, generally resulting in continuous pressure on gross profit as a percentage of total revenue. In recent years, industry consolidation and dramatic growth in managed healthcare have led to increasingly aggressive pricing of PBM services. Given the pressure on all parties to reduce healthcare costs, the Company expects this competitive environment to continue for the foreseeable future.

The Company is also a leading provider of healthcare information technology solutions and services to providers, payers and other participants in the pharmaceutical supply chain in North America. The Company’s product offerings include a wide range of software products for managing prescription drug programs and for drug prescribing and dispensing. The Company’s solutions are available on a license basis with on-going maintenance and support or on a transaction fee basis using an Application Service Provider (“ASP”) model. The Company’s payer customers include over 70 managed care organizations, Blue Cross Blue Shield organizations, government agencies, employers and intermediaries such as Pharmacy Benefit Managers. The Company’s provider customers include over 1,400 independent, regional chain, institutional, and mail-order pharmacies. The solutions offered by the Company’s services assist both payers and providers in managing the complexity and reducing the cost of their prescription drug programs and dispensing activities.
The Company’s profitability from healthcare information technology depends primarily on revenue derived from transaction processing services, software license sales, hardware sales, maintenance, and professional services. Recurring revenue remains a cornerstone of the Company’s business model and consists of transaction processing services and maintenance. Growth in revenue from recurring sources has been driven primarily by growth in the Company’s transaction processing business in the form of claims processing for its payer customers and switching services for its provider customers. Through the Company’s transaction processing business, where the Company is generally paid based on the volume of transactions processed, the Company continues to benefit from the growth in pharmaceutical drug use in the United States. The Company believes that aging demographics and increased use of prescription drugs will continue to benefit the transaction processing business. In addition to benefiting from this industry growth, the Company continues to focus on increasing recurring revenue in the transaction processing area by adding new transaction processing customers to its existing customer base. The recognition of revenue depends on various factors including the type of service provided, contract parameters, and any undelivered elements.
The Company’s expenses primarily consist of cost of revenue, product development costs and selling, general and administrative (“SG&A”) costs. Cost of revenue includes the costs of drugs dispensed as well as costs related to the products and services provided to customers and costs associated with the operation and maintenance of the transaction processing centers. These costs include salaries and related expenses for professional services personnel, transaction processing centers’ personnel, customer support personnel, any hardware or equipment sold to customers and depreciation expense related to its data center operations. Product development costs consist of staffing expenses to produce enhancements and new initiatives. SG&A costs relate to selling expenses, commissions, marketing, network administration and administrative costs, including legal, accounting, investor relations and corporate development costs.
Selected financial highlights for the three and six months ended June 30, 2008 compared to the same periods in 2007
For the three and six months ended June 30, 2008, the Company’s financial position and growth prospects continued to strengthen in a number of key areas. Selected financial highlights for the three months ended June 30, 2008 and 2007 are noted below:
•
Total revenue in 2008 was $227.8 million, which included $204.9 million of revenue from the Company’s new PBM segment, which is largely attributable to the acquisition of NMHC in April 2008, as compared to $23.1 million in 2007.

•
The Company reported net income of $3.3 million, or $0.14 per share (fully-diluted), for the three months ended June 30, 2008 compared to $3.0 million, or $0.14 per share (fully diluted), for the same period in 2007.

Selected financial highlights for the six months ended June 30, 2008 and 2007 are noted below:
•
Total revenue in 2008 was $252.1 million, which included $204.9 million of revenue from the Company’s new PBM segment, which is largely attributable to the acquisition of NMHC in April 2008, as compared to $47.4 million in 2007.

•
The Company reported net income of $6.6 million, or $0.29 per share (fully-diluted), for the three months ended June 30, 2008 compared to $6.7 million, or $0.31 per share (fully diluted), for the same period in 2007.

NMHC Acquisition
Effective April 30, 2008, the Company closed its acquisition of National Medical Health Card Systems, Inc. (NMHC). The Company believes that NMHC is a complementary company and the acquisition is expected to yield benefits for health plan sponsors through more effective cost-management solutions and innovative programs. The Company also believes that it can operate the combined companies more efficiently than either company could have operated on its own. In that regard, the acquisition has enabled the combined companies to achieve significant synergies from purchasing scale and operating efficiencies. Purchasing synergies are largely comprised of purchase discounts and/or rebates obtained from generic and brand name manufacturers and cost efficiencies obtained from retail pharmacy networks. Operating synergies include decreases in overhead expense, as well as increases in productivity and efficiencies by eliminated excess capacity. The Company expects synergies to increase during the remainder of the year.
Over the long term, the Company expects that the acquisition will create significant incremental revenue opportunities. These opportunities are expected to be derived from a variety of new programs and benefit designs that leverage client relationships.
Effective with the acquisition, the Company is now comprised of two operating segments: PBM and HCIT.

Results of Operations
Three months ended June 30, 2008 as compared to the three months ended June 30, 2007

	Three months ended June 30,
In thousands, except per common share amounts	2008	2007
Revenue	$227,755	$23,088
Gross profit	29,840	13,440
Product development costs	2,480	2,642
Selling, general and administration	19,557	7,016
Depreciation	1,433	590
Amortization of intangibles	2,432	396
Interest expense, net	116	(1,131)
Other expense, net	29	(196)

Earnings before income tax provision	3,793	4,123
Income tax provision	526	1,168

Net income	$3,267	$2,955

Diluted earnings per common share	$0.14	$0.14
Revenue
Revenue increased $204.7 million during 2008 primarily due to the NMHC acquisition, which resulted in an increase in PBM revenue of $204.9 million. Revenues under the majority of the contracts acquired in the NMHC acquisition are recorded gross as a principal whereas revenues from the majority of historical contracts of the Company are recorded net as an agent. In addition, revenue increased due to a new contract that began on April 1, 2008, which is also reported gross as a principal.
Gross profit
Gross profit increased $16.4 million during 2008 primarily due to the NMHC acquisition along with the launch of a new contract during the quarter.
Product Development Costs
Product development costs for the three months ended June 30, 2008 were $2.5 million compared to $2.6 million for the three months ended June 30, 2007. Product development continues to be a key focus of the Company as it continues to pursue development efforts for enhancements of existing products, as well as the development of new offerings, to support its market expansion.
Product development costs include stock-based compensation cost of $0.1 million for the three months ended June 30, 2008 and 2007.
SG&A Costs
SG&A costs for the three months ended June 30, 2008 were $19.6 million compared to $7.0 million for the three months ended June 30, 2007. The increase is largely attributable to the operating expenses associated with the purchase of NMHC. The Company also incurred approximately $1.8 million in severance expense in the second quarter of 2008.
SG&A costs include stock-based compensation cost of $1.1 million and $0.6 million for the three months ended June 30, 2008 and 2007, respectively. The increase is due primarily to new grants issued in 2007 and 2008 at a higher fair value per option. The Company also incurred additional stock expense related to the assumption of restricted stock units with the acquisition of NMHC.
Depreciation
Depreciation expense relates to the purchase of property and equipment for all areas of the Company except for those related to the cost of revenue functions. Depreciation related to cost of revenue has been included in that line item on the consolidated statements of operations. Depreciation expense increased $0.8 million to $1.4 million for the three months ended June 30, 2008 from $0.6 million for the same period in 2007 due primarily to the expense related to new assets acquired with the purchase of NMHC.
Amortization
Amortization expense for the three months ended June 30, 2008 was $2.4 million compared to $0.4 million for the same period in 2007. The increase is due to amortization of intangible assets acquired as a result of the acquisition of NMHC.
Interest Income and Expense
Interest income decreased $0.5 million for the three months ended June 30, 2008 as compared to the same period in 2007 due to lower interest rates combined with lower cash balances available for investment primarily due to cash distributions for the acquisition of NMHC. Interest expense increased $0.7 million to $0.7 million for the three months ended June 30, 2008 compared to the same period in 2007 primarily due to the long-term debt incurred to finance a portion of the NMHC acquisition.
Income Taxes
The Company recognized income tax expense of $0.5 million for the three months ended June 30, 2008 representing an effective tax rate of 14% compared to a $1.2 million income tax expense representing an effective tax rate of 28% for the same period in 2007. The change in the effective tax rate is due primarily to the utilization of previous tax losses and the financing structure used to fund the NMHC acquisition.

Net Income
The Company reported net income of $3.3 million for the three months ended June 30, 2008, representing $0.14 per share (fully-diluted), compared to net income of $3.0 million, or $0.14 per share (fully-diluted), for the three months ended June 30, 2007.
Segment Analysis
The Company now evaluates segment performance based on revenues and gross profit. Following is a reconciliation of the Company’s new business segments to the consolidated financial statements for the three months ended June 30, 2008 and 2007:

In thousands	PBM		HCIT		Consolidated
3 months ended June 30,	2008	2007	2008	2007	2008	2007
Revenue	$204,860	$—	$22,895	$23,088	$227,755	$23,088
Gross profit	$16,814	$—	$13,026	$13,440	$29,840	$13,440
Gross profit %	8.2%	—	56.9%	58.2%	13.1%	58.2%
PBM
Revenue was $204.9 million for the three months ended June 30, 2008 primarily due to the acquisition of NMHC. In addition, revenue increased due to the launch of a new contract on April 1, 2008.
For the three months ended June 30, 2008, there was $2.6 million of co-payments included in revenue related to prescriptions filled at the Company’s Mail Service pharmacies. Co-payments retained by pharmacies on prescriptions filled for participants and not included in revenue totalled $32.5 million for the three months ended June 30, 2008. Under customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants and as such, the Company does not assume liability for participant co-payments in pharmacy transactions. Due to this, the Company does not include participant co-payments to pharmacies in revenue or cost of claims.
Cost of revenue was $188.0 million for the three months ended June 30, 2008, nearly all of which was due to the acquisition of NMHC. The majority of the cost of revenue is comprised of the cost of prescription drugs. As a percentage of revenue, cost of revenue was 92% for the three months ended June 30, 2008.
Gross profit was $16.8 million for the three months ended June 30, 2008, nearly all of which was due to the acquisition of NMHC, complemented by new customers and increased volumes not related to the NMHC acquisition. Gross profit was 8.2% for the three months ended June 30, 2008.
HCIT
The Company’s HCIT revenue breaks down into the following components for the three months ended June 30, 2008 and 2007 (in thousands):

	2008	2007
Recurring
Transaction processing	$11,888	$13,094
Maintenance	4,130	4,113

Total recurring	16,018	17,207

Non-Recurring
Professional services	3,066	3,302
System sales	3,811	2,579

Total non-recurring	6,877	5,881

Total revenue	$22,895	$23,088

The Company’s HCIT cost of revenue applicable to each category of revenue for the three months ended June 30, 2008 and 2007 is as follows (in thousands):

	2008	2007
Recurring
Revenue	$16,018	$17,207
Cost of revenue	7,039	7,286

Gross profit	$8,979	$9,921

Gross profit %	56%	58%

Non-Recurring
Revenue	$6,877	$5,881
Cost of revenue	2,830	2,362

Gross profit	$4,047	$3,519

Gross profit %	59%	60%
Total HCIT revenue decreased $0.2 million for the three months ended June 30, 2008 as compared to the same period in 2007. On a percentage basis, recurring revenue accounted for 70% and 75% of revenue for the three months ended June 30, 2008 and 2007, respectively. Recurring revenue consists of transaction processing and maintenance revenue.
Recurring Revenue: Recurring revenue decreased 7% to $16.0 million for the three months ended June 30, 2008 from $17.2 million for the same period in 2007. This decrease is due primarily to the reclassification of certain customers into the PBM segment effective April 1, 2008. Recurring revenue is subject to fluctuations caused by the following: the number and timing of new customers, fluctuations in transaction volumes, possible termination of contracts and the possibility that customers do not renew current contracts at the end of the term.
Transaction processing revenue, which consists of claims processing, decreased $1.2 million, or 9%, to $11.9 million for the three months ended June 30, 2008 compared to $13.1 million for the same period in 2007 due primarily to the reclassification of certain customers into the PBM segment effective April 1, 2008.
Maintenance revenue, which consists of maintenance contracts on system sales, remained consistent at $4.1 million for the three months ended June 30, 2008 compared to the same period in 2007.
Non-Recurring Revenue: Non-recurring revenue increased 17% to $6.9 million, or 30% of total revenue, for the three months ended June 30, 2008 from $5.9 million, or 25% of total revenue, for the same period in 2007.
Professional services revenue decreased $0.2 million, or 7%, to $3.1 million for the three months ended June 30, 2008 compared to $3.3 million for the same period in 2007. Professional services revenue is derived from providing support projects for both system sales and transaction processing clients, on an as-needed basis. These revenues are dependent on customers continuing to require the Company to assist them on both a fixed bid and time and materials basis.
System sales are derived from license upgrades and additional applications for existing and new clients as well as software and hardware sales to pharmacies that purchase the Company’s pharmacy system. Systems sales revenue increased $1.2 million, or 48%, to $3.8 million for the three months ended June 30, 2008 compared to $2.6 million for the same period in 2007 primarily due to a license sale to a customer in the second quarter of 2008.
Cost of Revenue: Cost of revenue increased 2% to $9.9 million for the three months ended June 30, 2008 from $9.6 million for the three months ended June 30, 2007. The increase is due primarily to personnel and support costs related to the growing transaction processing business.
Cost of revenue includes depreciation expense of $0.4 million each for the three months ended June 30, 2008 and 2007. In addition, cost of revenue includes stock compensation expense of $0.1 million each for the three months ended June 30, 2008 and 2007.
Gross Profit: Gross profit margin was 57% for the three months ended June 30, 2008 compared to 58% for the three months ended June 30, 2007. Gross profit decreased $0.4 million to $13.0 million for the three months ended June 30, 2008 as compared to $13.4 million for the same period in the prior year. The decrease is due to the reclassification of certain customers to the PBM segment effective April 1, 2008.

Six months ended June 30, 2008 as compared to the six months ended June 30, 2007

	Six months ended June 30,
In thousands, except per common share amounts	2008	2007
Revenue	$252,072	$47,409
Gross profit	43,320	28,087
Product development costs	4,939	5,580
Selling, general and administration	25,428	13,205
Depreciation	2,194	1,168
Amortization of intangibles	2,828	792
Net loss on disposal of capital assets	—	133
Interest expense, net	(903)	(2,157)
Other expense, net	35	(198)

Earnings before income tax provision	8,799	9,564
Income tax provision	2,175	2,875

Net income	$6,624	$6,689

Diluted earnings per common share	$0.29	$0.31
Revenue
Revenue increased $204.7 million during 2008, nearly all of which was due to the NMHC acquisition, which resulted in an increase in PBM revenue of $204.9 million. Revenues under the majority of the contracts acquired in the NMHC acquisition are recorded gross as a principal whereas revenues from the majority of historical contracts of the company are recorded net as an agent. In addition, revenue increased due to a new SXC contract that began on April 1, 2008, which is also reported gross as a principal.
Gross profit
Gross profit increased $15.2 million during 2008, nearly all of which was due to the NMHC acquisition as well as the launch of a new contract during the year.
Product Development Costs
Product development costs for the six months ended June 30, 2008 were $4.9 million compared to $5.6 million for the six months ended June 30, 2007. Product development continues to be a key focus of the Company as it continues to pursue development efforts for enhancements of existing products, as well as the development of new offerings, to support its market expansion.
Product development costs include stock-based compensation cost of $0.1 million for the six months ended June 30, 2008 and 2007.
SG&A Costs
SG&A costs for the six months ended June 30, 2008 were $25.4 million compared to $13.2 million for the six months ended June 30, 2007. The increase is largely attributable to the operating expenses acquired with the purchase of NMHC. The Company also incurred approximately $1.8 million in severance expense during the six months ended June 30, 2008.
SG&A costs include stock-based compensation cost of $1.7 million and $0.9 million for the six months ended June 30, 2008 and 2007, respectively. The increase is due primarily to new grants issued in 2007 and 2008 at a higher fair value per option. The Company also incurred additional stock compensation expense related to the assumption of restricted stock units with the acquisition of NMHC.
Depreciation
Depreciation expense relates to the purchase of property and equipment for all areas of the Company except for those related to the cost of revenue functions. Depreciation related to cost of revenue has been included in that line item on the consolidated statements of operations. Depreciation expense increased $1.0 million to $2.2 million for the six months ended June 30, 2008 from $1.2 million for the same period in 2007 due primarily to the expense related to new assets acquired with the purchase of NMHC.
Amortization
Amortization expense for the six months ended June 30, 2008 was $2.8 million compared to $0.8 million for the same period in 2007. The increase is due to amortization of intangible assets acquired as a result of the acquisition of NMHC.
Interest Income and Expense
Interest income decreased $0.5 million for the six months ended June 30, 2008 as compared to the same period in 2007 due primarily to lower interest rates. Interest expense increased $0.7 million to $0.8 million for the six months ended June 30, 2008 compared to the same period in 2007 primarily due to the long-term debt incurred to finance a portion of the NMHC acquisition.
Income Taxes
The Company recognized income tax expense of $2.2 million for the six months ended June 30, 2008, representing an effective tax rate of 25%, compared to a $2.9 million expense, representing an effective tax rate of 30%, for the same period in 2007. The change in the effective tax rate is due primarily to the utilization of previous tax losses and the financing structure used to fund the NMHC acquisition.
Net Income
The Company reported net income of $6.6 million for the six months ended June 30, 2008, representing $0.29 per share (fully-diluted) compared to net income of $6.7 million, or $0.31 per share (fully-diluted), for the six months ended June 30, 2007.

Segment Analysis
The Company evaluates segment performance based on revenue and gross profit. Following is a reconciliation of the Company’s business segments to the consolidated financial statements for the six months ended June 30, 2008:

In thousands	PBM		HCIT		Consolidated
6 months ended June 30,	2008	2007	2008	2007	2008	2007
Revenue	$204,860	$—	$47,212	$47,409	$252,072	$47,409
Gross profit	$16,814	$—	$26,506	$28,087	$43,320	$28,087
Gross profit %	8.2%	—	56.1%	59.2%	17.2%	59.2%
PBM
Revenue was $204.9 million for the six months ended June 30, 2008, nearly all of which was due to the acquisition of NMHC. In addition, revenue increased due to the launch of a new contract on April 1, 2008.
For the three months ended June 30, 2008, there was $2.6 million of co-payments included in revenue related to prescriptions filled at the Company’s Mail Service pharmacies. Co-payments retained by pharmacies on prescriptions filled for participants and not included in revenue totalled $32.5 million for the three months ended June 30, 2008. Under customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants and as such, the Company does not assume liability for participant co-payments in pharmacy transactions. Due to this, the Company does not include participant co-payments to pharmacies in revenue or cost of claims.
Cost of revenue was $188.0 million for the six months ended June 30, 2008, nearly all of which was due to the acquisition of NMHC. The majority of the cost of revenue is comprised of the cost of prescription drugs. As a percentage of revenue, cost of revenue was 92% for the three months ended June 30, 2008.
Gross profit was $16.8 million for the three months ended June 30, 2008, nearly all of which was due to the acquisition of NMHC. The remaining difference is attributable to new customers and increased volumes not related to the NMHC acquisition. Gross profit was 8.2% for the three months ended June 30, 2008.
HCIT
The Company’s HCIT revenue breaks down into the following components for the six months ended June 30, 2008 and 2007 (in thousands):

	2008	2007
Recurring
Transaction processing	$26,536	$26,926
Maintenance	8,340	8,188

Total recurring	34,876	35,114

Non-Recurring
Professional services	6,857	6,607
System sales	5,479	5,688

Total non-recurring	12,336	12,295

Total revenue	$47,212	$47,409

The Company’s HCIT cost of revenue applicable to each category of revenue for the six months ended June 30, 2008 and 2007 is as follows (in thousands):

	2008	2007
Recurring
Revenue	$34,876	$35,114
Cost of revenue	15,534	14,501

Gross profit	$19,342	$20,613

Gross profit %	55%	59%

Non-Recurring
Revenue	$12,336	$12,295
Cost of revenue	5,172	4,821

Gross profit	$7,164	$7,474

Gross profit %	58%	61%
Total HCIT revenue decreased $0.2 million, or 0.4%, for the six months ended June 30, 2008 as compared to the same period in 2007. On a percentage basis, recurring revenue accounted for 74% of consolidated revenue for the six months ended June 30, 2008 and 2007. Recurring revenue consists of transaction processing and maintenance revenue.
Recurring Revenue: Recurring revenue decreased 1% to $34.9 million for the six months ended June 30, 2008 from $35.1 million for the same period in 2007. This decrease is due primarily to the reclassification of certain customers to the PBM segment effective April 1, 2008. Recurring revenue is subject to fluctuations caused by the following: the number and timing of new customers, fluctuations in transaction volumes, possible termination of contracts and the possibility that customers do not renew current contracts at the end of the term.
Transaction processing revenue decreased $0.4 million, or 1%, to $26.5 million for the six months ended June 30, 2008 compared to $26.9 million for the same period in 2007 due primarily to the reclassification of certain customers to the PBM segment effective April 1, 2008.
Maintenance revenue increased $0.1 million, or 2%, to $8.3 million for the six months ended June 30, 2008 compared to $8.2 million for the same period in 2007, primarily due to ongoing maintenance on a larger existing customer base as a result of continued system sales.
Non-Recurring Revenue: Non-recurring revenue remained consistent at $12.3 million, or 26% of total revenue, for the six months ended June 30, 2008 and 2007.
Professional services revenue increased $0.3 million, or 4%, to $6.9 million for the six months ended June 30, 2008 compared to $6.6 million for the same period in 2007. The increase is due to more consulting and implementation services performed during the six months ended June 30, 2008 as compared to the same period last year. Professional services revenue is derived from providing support projects for both system sales and transaction processing clients, on an as-needed basis. These revenues are dependent on customers continuing to require the Company to assist them on both a fixed bid and time and materials basis.
System sales are derived from license upgrades and additional applications for existing and new clients as well as software and hardware sales to pharmacies that purchase the Company’s pharmacy system. Systems sales revenue decreased $0.2 million, or 4%, to $5.5 million for the six months ended June 30, 2008 compared to $5.7 million for the same period in 2007.
Cost of Revenue: Cost of revenue increased 7% to $20.7 million for the six months ended June 30, 2008 from $19.3 million for the six months ended June 30, 2007. The increase is due primarily to personnel and support costs related to the growing transaction processing business.
Cost of revenue includes depreciation expense of $0.8 million and $0.7 million for the six months ended June 30, 2008 and 2007, respectively. In addition, cost of revenue includes stock compensation expense of $0.3 million and $0.1 million for the six months ended June 30, 2008 and 2007, respectively.
Gross Profit: Gross profit margin was 56% and 59% for the six months ended June 30, 2008 and 2007, respectively. Gross profit decreased $1.6 million to $26.5 million for the six months ended June 30, 2008 as compared to $28.1 million for the same period in the prior year. The decrease is primarily due to the reclassification of certain customers to the PBM segment effective April 1, 2008.
Liquidity and Capital Resources
Historically, the Company’s sources of liquidity have primarily been cash provided by operating activities and proceeds from its public offerings. The Company’s principal uses of cash have been to fund working capital, finance capital expenditures, satisfy contractual obligations and to meet investment needs. The Company anticipates that these uses will continue to be the principal demands on cash in the future.
At June 30, 2008 and December 31, 2007, the Company had cash and cash equivalents totalling $50.1 million and $90.9 million, respectively. The Company believes that its cash on hand, together with cash generated from operating activities and amounts available under its existing credit facility will be sufficient to support planned operations through the foreseeable future. At June 30, 2008, cash and cash equivalents consist of cash on hand, deposits in banks, and bank term deposits with original maturities of 90 days or less.

As of June 30, 2008, all of the Company’s cash and cash equivalents were exposed to market risks, primarily changes in U.S. and Canadian interest rates. Declines in interest rates over time will reduce interest income from these investments.
The New Credit Agreement
On April 25, 2008, the Company’s U.S. subsidiary, SXC Health Solutions, Inc. (“US Corp.”), entered into a credit agreement (the “Credit Agreement”) providing for up to $58 million of borrowings, consisting of (i) a $10 million senior secured revolving credit facility (including borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swing loan (the “Revolving Credit Facility”) and (ii) a $48 million senior secured term loan (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). On April 29, 2008, US Corp borrowed $48 million under the Term Loan Facility to pay a portion of the consideration in connection with the acquisition of NMHC and certain transaction fees and expenses related to the acquisition.
The interest rates applicable to the loans under the Credit Facilities are based on a fluctuating rate measured by reference to either, at US Corp.’s option, (i) a base rate, plus an applicable margin, subject to adjustment, or (ii) an adjusted London interbank offered rate (adjusted for maximum reserves) (“LIBOR”), plus an applicable margin. The initial applicable margin for all borrowings is 2.25% with respect to base rate borrowings and 3.25% with respect to LIBOR borrowings. During an event of default, default interest is payable at a rate that is 2% higher than the rate otherwise applicable. In addition to paying interest on outstanding principal under the Credit Facilities, US Corp. is required to pay an unused commitment fee to the lenders in respect of any unutilized commitments under the Revolving Credit Facility at a rate of 0.50% per annum. US Corp. is also required to pay customary letter of credit fees.
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
The Term Loan Facility will amortize in quarterly installments, which began on June 30, 2008, in aggregate annual amounts equal to 1% (year 1), 10% (years 2 and 3), 15% (years 4 and 5), and 49% (year 6) of the original funded principal amount of such facility. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full on April 30, 2013.
The Company and all material US subsidiaries of US Corp. guarantee the obligations under the Credit Agreement. All future material US subsidiaries of the Company, as well as certain future Canadian subsidiaries, will guarantee the obligations under the Credit Agreement as well. In addition, the Credit Facilities and the guarantees are secured by the capital stock of US Corp. and certain other subsidiaries of the Company and substantially all other tangible and intangible assets owned by the Company, US Corp. and each subsidiary that guarantees the obligations of US Corp. under the Credit Facilities, subject to certain specified exceptions.
The Credit Agreement also contains certain restrictive covenants including financial covenants that require the company to maintain (i) a maximum consolidated leverage ratio, (ii) a minimum consolidated fixed charge coverage ratio and (iii) a maximum capital expenditure level. In addition, the Company entered into interest rate contracts to provide protection against fluctuations in interest rates for 50% of the borrowed amount as required by the Credit Agreement.
Consolidated Balance Sheets
At June 30, 2008, cash and cash-equivalents totaled $50.1 million, down $40.8 million from $90.9 million at December 31, 2007. The decrease is primarily related to cash paid in the acquisition of NMHC ($101.7 million), partially offset by borrowings under the term loan ($46.5 million).
Cash flows from operating activities
For the six months ended June 30, 2008, the Company generated $17.0 million of cash through its operations. Cash from operations consisted of net income of $6.6 million adjusted for $5.9 million in depreciation and amortization, $2.1 million in stock-based compensation expense, a reduction of accounts receivable of $12.8 million, a reduction in rebate receivable of $1.2 million and an increase in accounts payable of $1.3 million. These were partially offset by a reduction of accrued liabilities of $5.7 million, an increase in restricted cash of $4.3 million, a reduction in pharmacy benefit claim payments payable of $1.5 million and a reduction in pharmacy benefit management rebates payable of $2.4 million.
For the six months ended June 30, 2007, the Company generated $5.2 million of cash through its operations, which primarily consisted of $6.7 million of net income adjusted for $2.7 million in depreciation and amortization and $1.2 million in stock-based compensation expense. These were partially offset by a decrease in income taxes payable of $0.6 million, a decrease in pharmacy benefit management rebates and claim payments payable of $3.6 million and a decrease in accounts payable of $0.7 million.
Cash flows from investing activities
For the six months ended June 30, 2008, the Company used $104.7 million of cash for investing activities, which consisted primarily of the acquisition of NMHC for $101.7 million in cash disbursements, along with the purchases of property and equipment to support increased transaction volume.
For the six months ended June 30, 2007, the Company used $5.8 million of cash for investing activities, which consisted of purchases of property and equipment to support increased transaction volume activity, in addition to purchases related to the relocation to new facilities.
Cash flows from financing activities
For the six months ended June 30, 2008, the Company generated $46.8 million of cash from financing activities, which consisted of the net proceeds from the issuance of long-term debt of $46.5 million along with the exercise of stock options of $0.3 million.

For the six months ended June 30, 2007, the Company generated $4.2 million of cash from financing activities, which consisted of the proceeds from the exercise of stock options of $2.0 million and the tax benefit on the exercise of stock options of $2.2 million.
Future Capital Requirements
The Company’s future capital requirements depend on many factors, including its product development programs. The Company expects to fund the growth of its business through cash flows from operations and its cash and cash equivalents. The Company expects that purchases of property and equipment will remain consistent with prior years. The Company cannot provide assurance that its actual cash requirements will not be greater than expected as of the date of this report. The Company will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact liquidity requirements or cause the issuance of additional equity or debt securities. Any issuance of additional equity or debt securities may result in dilution to shareholders, and the Company cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to the Company, or at all.
If sources of liquidity are not available or if it cannot generate sufficient cash flow from operations during the next twelve months, the Company might be required to obtain additional funds through operating improvements, capital markets transactions, asset sales or financing from third parties or a combination thereof. The Company cannot provide assurance that these additional sources of funds will be available or, if available, will have reasonable terms.
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
Contingencies
From time to time in connection with its operations, the Company is named as a defendant in actions for damages and costs allegedly sustained by the plaintiffs. The Company has considered these proceedings and disputes in determining the necessity of any reserves for losses that are probable and reasonably estimable. In addition, various aspects of the Company’s business may subject it to litigation and liability for damages arising from errors in processing prescription drug claims, failure to meet performance measures within certain contracts relating to its services or its ability to obtain certain levels of discounts or rebates on prescription purchases from retail pharmacies and drug manufacturers, or other actions or omissions. The Company’s recorded reserves are based on estimates developed with consideration given to the potential merits of claims or quantification of any performance obligations. The Company takes into account its history of claims, the limitations of any insurance coverage, advice from outside counsel, and management’s strategy with regard to the settlement or defense of such claims and obligations. While the ultimate outcome of those claims, lawsuits or performance obligations cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these claims and performance obligations, that adequate provisions have been recorded in the accounts where required.
During the routine course of securing new clients, the Company is sometimes required to provide payment and performance bonds to cover client transaction fees and any funds and pharmacy benefit claim payments provided by the client in the event that the Company does not perform its duties under the contract. The terms of these payment and performance bonds are typically one year in duration.
Contractual Obligations
For the six months ended June 30, 2008, there have been no significant changes to the Company’s contractual obligations as disclosed in its 2007 annual report on Form 10-K, except for the following items acquired or entered into as a result of the NMHC acquisition (in thousands):

	Less than 1			More than 5
	year	Years 1-3	Years 4-5	years	Total

Long-term debt	$1,560	$10,200	$18,480	$17,640	$47,880
Operating leases acquired	3,639	4,155	1,721	604	10,119
Capital leases acquired	830	768	98	—	1,696

	$6,029	$15,123	$20,299	$18,244	$59,695

Outstanding Securities
As of July 31, 2008, the Company had 23,849,871 common shares outstanding, 2,081,394 options outstanding and 110,395 RSUs outstanding. The options are exercisable on a one-for-one basis into common shares and, upon vesting, the RSUs convert into common shares on a one-for-one basis.
Critical Accounting Policies
The following accounting polices are new to the Company due to the acquisition of NMHC and should be read in conjunction with the critical accounting policies as disclosed in the Company’s 2007 annual report on Form 10-K.
Revenue Recognition
The Company’s revenue is derived from prescription drug sales along with transaction processing services, maintenance, professional services, and systems sales (including software license and hardware sales).

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
Switching services consist of customers using the Company’s software to connect electronically to their insurance company either through a telephone line or the internet. Each connection is billed to the customers by the Company as an electronic claims submission otherwise known as a “switching transaction.” For switching services, the revenue is recognized as the services are performed.
System sales revenue: Revenue from software licenses is recognized in accordance with the American Institute of Certified Public Accountant’s Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions. Revenue is recognized when all the conditions described above are satisfied. In the event the fee is not fixed or determinable, revenue is recognized as the payments become due from the customer. In cases where collectability is not deemed probable, revenue is recognized upon receipt of cash, assuming all other criteria have been met.
Typically, software license agreements are multiple element arrangements as they also include professional services, related maintenance, hardware, and/or implementation services fees. Arrangements that include consulting services are evaluated to determine whether those services are considered essential to the functionality of the software.
When services are considered essential to the functionality of the software or significant customization of the software is required, license and professional services revenues are recognized using the percentage-of-completion method where reasonably dependable estimates of progress toward completion of a contract can be made in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, as prescribed by SOP 97-2. The Company estimates the percentage-of-completion on contracts utilizing actual hours worked to date as a percentage of the total estimated hours at project completion, subject to meeting agreed milestones. In the event that a milestone has not been reached, the associated cost is deferred and revenue is not recognized until the customer has accepted the milestone. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions to estimates may occur periodically during the project due to change orders or contract amendments initiated and agreed to by the customer. Revisions in profit estimates are charged to earnings in the period in which the facts that give rise to the revision become known. Contract revenue recognized, based on hours worked toward completion of the project, that are unbilled are accumulated in unbilled revenue within current assets. Billings in excess of revenue recognized to date on contracts are recorded within deferred revenue. If the Company does not have a sufficient basis to estimate the progress towards completion, revenue is recognized using the completed contract method, that is, when the project is complete or when final acceptance is received from the customer.
When services are not considered essential to the functionality of the software and significant customization of the software is not required, the entire arrangement fee is allocated to each element in the arrangement based on the respective vendor specific objective evidence (“VSOE”) of the fair value of each element. VSOE used in determining the fair value of license revenues is based on the price charged by the Company when the same element is sold in similar volumes to a customer of similar size and nature on a stand-alone basis. VSOE used in determining fair value for installation, integration and training is based on the standard daily rates for the type of services being provided multiplied by the estimated time to complete the task. VSOE used in determining the fair value of maintenance and technical support is based on the annual renewal rates. The revenue allocable to the consulting services is recognized as the services are performed. In instances where VSOE exists for undelivered elements but does not exist for delivered elements of a software arrangement, the Company uses the residual method of allocation of the arrangement fees for revenue recognition purposes. If VSOE cannot be established for the undelivered elements of a license agreement, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or VSOE can be established.

Maintenance revenue: Maintenance revenues consist of revenue derived from contracts to provide post-contract customer support (“PCS”) to license holders. These revenues are recognized ratably over the term of the contract. Advance billings of PCS are not recorded to the extent that the term of the PCS has not commenced or payment has not been received.
Professional services revenue: Professional services revenues are recognized as the services are performed, generally on a time and material basis. Professional services revenues attributed to fixed price arrangements are recognized over the service period based on a proportionate performance method whereby the performance is estimated utilizing direct labor hours incurred to date as a percentage of total estimated direct labor hours to complete the project.
PBM revenue: The Company’s revenue is primarily derived from sales of prescription drugs, together with any associated administrative fees, to customers and participants, either through the Company’s nationwide network of pharmacies, Mail Service or Specialty Service. The Company enters into a fee for service (per claim charges) arrangement with its customers for the payment of administrative fees. Under these fees for service arrangements, the Company is paid contractually agreed-upon rates based upon actual claims adjudicated plus a fixed transaction fee. Revenue related to the sales of prescription drugs by the Company’s nationwide network of pharmacies, Mail Service or Specialty Service is recognized when the claims are adjudicated and the prescription drugs are shipped. Claims are adjudicated at the point-of-sale using the Company’s on-line processing system. Co-payment revenue recognized for both the three and six months ended June 30, 2008 was $2.6 million. To date, the Company’s Mail Service primarily fills prescriptions for the Company’s customers. Revenue from Specialty Service primarily represents sales of biopharmaceutical drugs and are reported at the net amount billed to third party payors, patients and others. For the three and six months ended June 30, 2008, 64% of revenues from Specialty Service were from prescriptions filled for the Company’s PBM customers. The remaining 36% of Specialty Service revenue was recognized at the point of shipment.
Participant co-payments for prescriptions not filled by the Company’s Mail Service and Specialty Service are not recorded as revenue. Under the Company’s customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants. As such, the Company does not include participant co-payments to pharmacies in revenue or cost of revenue. For the three and six months ended June 30, 2008, $32.5 million of participant co-payments to pharmacies was excluded from the Company’s revenue and cost of revenue. If the above amounts were included in the Company’s operating results, its operating income and net income would not have been affected.
The Company evaluates customer contracts using the indicators of Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Gross Revenue as a Principal vs. Net as an Agent, to determine whether the Company acts as a principal or as an agent in the fulfillment of prescriptions through the retail pharmacy network. The Company acts as a principal in certain of its transactions with customers and, in these cases, revenues are recognized at the prescription price (ingredient cost plus dispensing fee) negotiated with customers, plus the Company’s administrative fees (“Gross Reporting”). Gross reporting is appropriate as the Company (i) has separate contractual relationships with customers and with pharmacies, (ii) is responsible to validate and manage a claim through its claims adjudication process, (iii) commits to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (iv) manages the overall prescription drug plan relationship with the patients, who are participants of customers’ plans, and (v) has credit risk for the amount due from the customer. There are also certain contracts for which the Company recognizes revenue on a net basis. The primary factor that results in the recognition of net revenue on these contracts is that the amount the Company earns is primarily fixed. The following applies to the Company’s new PBM segment and should be read in conjunction with the revenue recognition section of the Company’s Critical Accounting Policies section as disclosed in the Company’s 2007 annual report on Form 10-K.
The Company currently administers two separate rebate programs through which it receives rebates and administrative fees from pharmaceutical manufacturers that are shared with customers. The principal difference between these two programs arises from whether the Company is the principal contracting party with the pharmaceutical manufacturers or acts as an agent for its clients. The rebates that the Company receives from pharmaceutical manufacturers for which the Company acts as an agent for its clients are recognized when (i) the Company is entitled to them in accordance with the terms of its arrangements with pharmaceutical manufacturers and its third party rebate administrator and (ii) the amounts of the rebates are determinable. The rebates are earned for the administration of the program in which the Company is the principal contracting party are recorded as a reduction of cost of claims and the portion of the rebate payable to customers is treated as a reduction of revenue. Rebates receivable include billed and unbilled PBM receivables from pharmaceutical manufacturers. The Company records the gross rebate receivable and the related payable to the customers based on estimates, which are subject to final settlement. The estimates are based upon claims submitted and the Company’s rebate experience, and are adjusted as additional information becomes available. Upon billing the pharmaceutical manufacturer, any difference between the Company’s estimate and the actual amount of the rebate receivable are recorded to cost of claims, net of the estimated impact to the Company’s customers. Currently, some rebates are processed by a third party administrator and the remaining rebate claims are submitted directly by the Company. The Company generally pays rebates to its customers on a quarterly basis, or as agreed upon with its customers. There are certain instances where the Company pays rebates to its customers on a more accelerated basis.
Rebates
The Company records the rebate receivable and the appropriate payable to the customers based on estimates, which are subject to final settlement. The estimates are based upon claims submitted and the Company’s rebate experience, and are adjusted as additional information becomes available. Upon billing the manufacturer, any differences between the Company’s estimate and the actual amount of the rebates receivable is recorded to cost of claims, net of the estimated impact to customers. Rebates are generally paid to customers on a quarterly basis, or as agreed upon with customers, subsequent to collections from pharmaceutical manufacturers, although there are certain instances where rebates are paid to customers on a more accelerated basis.
Recently Adopted Accounting Standards
FASB Statement No. 157
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under U.S. GAAP. In accordance with the guidance in FSP 157-2, the Company adopted the provisions of SFAS 157 with respect to financial assets and liabilities on January 1, 2008, which did not have a significant impact on the Company’s consolidated financial statements. The Company will adopt the provisions of SFAS 157 for non financial assets and liabilities in the first quarter of 20009, and is currently evaluating the impact of adopting this portion of the standard.

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
Accounting Standards yet to be Adopted
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133 (“SFAS 161”), which amends and expands the disclosure requirements of SFAS 133. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company’s fiscal year beginning January 1, 2009, and the impact of such adoption is not known at this time.
In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the assets, liabilities, noncontrolling interest and goodwill related to a business combination. SFAS 141(R) also establishes what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009, and will impact the Company with respect to future business combinations entered into on or after January 1, 2009.
In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. A noncontrolling interest (previously referred to as a minority interest) is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 is effective for the Company’s fiscal year beginning January 1, 2009, and will be applied prospectively to all noncontrolling interests, including those that arose before the effective date. The Company is currently evaluating the impact of SFAS 160 but does not expect it to be material.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in foreign exchange and interest rates.
There has been no material change in the Company’s exposure to market risk during the six months ended June 30, 2008.
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
There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
In the ordinary course of business, the Company may become subject to legal proceedings and claims. The Company is not aware of any legal proceedings or claims, which, in the opinion of management, will have a material effect on its financial condition, results of operations or cash flows.
ITEM 1A. Risk Factors
The Company has disclosed the most significant factors that can impact year-to-year comparisons and may affect the future performance of the Company’s businesses in the company’s 2007 Annual Report on Form 10-K. On a quarterly basis, the Company reviews these risks and makes updates as appropriate. The following are certain factors which have been edited or added based upon that review.

Due to complex calculations within our customer contracts, we may be required to issue significant credit memos to our customers that could adversely affect our business, profitability and growth prospects.
Contracts with our customers have complex calculations. We have started to, and are in the process of, implementing procedures to improve our monitoring of material contractual obligations. We continue to issue credit memos to customers related to meeting, among other things, pricing performance guarantees. The continued issuance of credit memos could adversely affect our business, profitability and growth prospects.
Failure of our health plan customers to pay for prescription claims or a delay in payment of those claims could have a material adverse effect on our profitability.
Our contracts with retail pharmacies that participate in our network generally obligate us to make payments for prescription claims even if we are not reimbursed by our customers. If our customers delay their reimbursement payments or fail to make payments for prescription claims, it could have a material adverse effect on our profitability.
Due to the complex laws and regulations governing the Medicare program in which we participate, our recorded estimates may materially change in the future, and our failure to fully comply with such laws and regulations may adversely impact our business and financial results.
The Medicare Part D program in which we participate is based upon extremely complex laws and regulations that are subject to interpretation. As a result, there is at least a reasonable possibility that our recorded estimates of receivables from CMS may change by a material amount in the near term. Additionally, our noncompliance with such laws and regulations could result in fines, penalties and exclusion from the Medicare program.
Although we are not aware of any allegations of noncompliance that could have a material adverse effect on our consolidated financial statements, we cannot assure you that any instances of noncompliance will not have a material adverse effect on our consolidated financial statements or results of operations.
Uncertainty regarding the impact of Medicare Part D may adversely impact our business and financial results.
The MMA created a new, voluntary prescription drug benefit for Medicare beneficiaries entitled to Medicare benefits under Part A or enrolled in Medicare Part B effective January 1, 2006. We currently participate in the administration of the Medicare drug benefit: (i) through the provision of PBM services to our health plan customers and other customers that have qualified as a PDP or a MA-PD, and (ii) by assisting employers, unions and other health plan customers that qualify for the retiree drug subsidy available under Medicare Part D by collecting and submitting eligibility and/or drug cost data to CMS for them in order to obtain the subsidy. Our existing PBM business could be adversely affected if our customers decide to discontinue providing prescription drug benefits altogether to their Medicare-eligible members. We are not yet able to assess the impact that Medicare Part D will have on our customers’ decisions to continue to offer a prescription drug benefit to their Medicare-eligible members.
In addition, as an approved PDP sponsor, we are a direct contractor to the federal government and subject to the rules, regulations and enforcement authority of the federal government over its contractors. In addition, under regulations established by CMS governing participation in the Medicare Part D program, our subsidiary, NMHC Group Solutions, a risk-bearing entity regulated under state insurance laws and must obtain licensure as a domestic insurance company. NMHC Group Solutions has been approved to operate as a risk-bearing entity in its domicile state, Delaware, and has filed applications for licensure in other states. These applications are in various stages, and we can give no assurance that they will be approved. We did not continue to provide our PDP to individual Medicare Part D enrollees in 2008 and CMS has acknowledged our intent to provide the PDP Medicare benefits solely to employer groups. In addition, as of January 1, 2008, we are only providing non-risk bearing Medicare benefits to employer groups that will reimburse us directly for any prescription drug costs. We do not intend to offer our PDP to employer groups in instances where we could be subject to risk.
We are subject to a number of existing laws, regulations and industry initiatives, non-compliance with which could adversely affect our business, financial condition and results of operations.
We could suffer civil and/or criminal penalties, lose customers, be required to pay substantial damages or make significant changes to our operations if we fail to comply with complex and rapidly evolving laws and regulations.
During the past several years, the U.S. health care industry has been subject to an increase in governmental regulation at both the federal and state levels. Numerous state and federal laws and regulations affect our business and operations. The categories include, but are not necessarily limited to:
•	health care fraud and abuse laws and regulations, which prohibit certain types of payments and referrals as well as false claims made in connection with health benefit programs;
•	privacy and confidentiality laws and regulations, including those under HIPAA;
•	ERISA and related regulations, which regulate many health care plans;
•	potential regulation of the PBM industry by the FDA;
•	the Medicare prescription drug coverage law and CMS regulations;
•	consumer protection and unfair trade practice laws and regulations;
•	various licensure laws, such as state insurance, managed care and third party administrator licensure laws;
•	pharmacy laws and regulations;
•	antitrust lawsuits challenging PBM pricing practices;
•	state legislation regulating PBMs or imposing fiduciary status on PBMs;
•	drug pricing legislation, including “most favored nation” pricing and “unitary pricing” legislation;
•	other Medicare and Medicaid reimbursement regulations;
•	pending legislation regarding importation of drug products into the United States;
•	legislation imposing benefit plan design restrictions, which limit how our customers can design their drug benefit plans;
•	network pharmacy access laws, including “any willing provider” and “due process” legislation, that affect aspects of our pharmacy network contracts; and
•	formulary development and disclosure laws.

If we fail to comply with existing or future applicable laws and regulations, we could suffer civil or criminal penalties. We devote significant operational and managerial resources to comply with these laws and regulations. Although we have not been notified, and are not otherwise aware of any material claim or non-compliance, there can be no assurance that we are in compliance with all existing legal requirements material to our business. Different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure you that we will be able to obtain or maintain the regulatory approvals required to operate our business.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders of the Company was held on May 12, 2008. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the board of directors’ solicitation. Voting results are for shares eligible to vote as of the record date.
Nominees for directors, as listed in the proxy statement, were elected as indicated below. Votes were cast as follows:

Nominee	For	Withheld
Terrence C. Burke	13,669,650	139,612
William J. Davis	13,669,650	139,612
Gordon S. Glenn	13,669,650	139,612
Philip R. Reddon	13,669,650	139,612
Mark A. Thierer	13,669,650	139,612
Steven Cosler	13,669,650	139,612
Curtis Thorne	13,669,650	139,612
Anthony Masso	13,669,650	139,612
	13,669,650	139,612
The shareholders ratified the appointment of KPMG LLP as the independent registered public accounting firm of the Company for 2008. Votes were cast as follows:

For	Withheld
12,548,204	1,261,059
ITEM 5. Other Information
Employment Agreement with Mark Thierer
On August 5, 2008, the Company entered into an employment agreement with Mark Thierer, its President, Chief Executive Officer and a member of the Board of Directors (the “Thierer Employment Agreement”). The Thierer Employment Agreement is effective as of June 30, 2008 and supersedes Mr. Thierer’s prior employment agreement, which was effective January 1, 2008 (a copy of which is filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007). The Thierer Employment Agreement was entered into in connection with Mr. Thierer’s promotion to President and Chief Executive Officer of the Company on June 30, 2008. The initial term of the Thierer Employment Agreement ends on June 29, 2011 with one year automatic renewals each year thereafter unless earlier terminated. The term will not be renewed for a renewal year if either the Company or Mr. Thierer provides notice of intent not to renew at least 60 days prior to the expiration of the initial term applicable renewal term. Any such notice provided by the Company that results in Mr. Thierer’s employment with the Company terminating will be deemed to be a Termination by the Company without Cause (as defined in the Thierer Employment Agreement). The Thierer Employment Agreement provides that during its term Mr. Thierer will serve as President and Chief Executive Officer of the Company and will be slated as a nominee to the Company’s Board of Directors as long as he remains Chief Executive Officer, provided that he will resign from the Board of Directors if he ceases to be Chief Executive Officer. The Thierer Employment Agreement provides for an annual base salary of $425,000 (subject to annual review and adjustment by the Board of Directors of the Company) and an incentive compensation bonus targeted at 100% of Mr. Thierer’s annual base salary with a cap of 200% of his annual base salary, the specific percentage to be set annually by the Board of Directors. In addition, the Thierer Employment Agreement provides for a grant on or about August 10, 2008 of options to purchase 135,000 common shares of the Company at fair market value of the shares as defined in the Company’s stock option plan. Such options will have a five year term and vest one fourth each year on the anniversary of the grant date. The Thierer Employment Agreement also provides for a monthly car allowance, expense reimbursement for reasonably incurred business expenses, life insurance and health, vision and dental insurance benefits.

Under the Thierer Employment Agreement, in the event the Thierer Employment Agreement terminates because of Mr. Thierer’s death or Total Disability (as defined in the Thierer Employment Agreement), Mr. Thierer would be entitled to receive (i) his annual base salary and accrued but unpaid vacation through the date of termination and (ii) a payment of his incentive compensation bonus for the year in which the Thierer Employment Agreement was terminated prorated to the date of termination. If the Thierer Employment Agreement is terminated because Mr. Thierer resigns other than a Resignation for Good Reason (as defined in the Thierer Employment Agreement) or as a result of a Termination by the Company for Cause (as defined in the Thierer Employment Agreement), Mr. Thierer would be entitled to receive his annual base salary and accrued but unused vacation time through the date of termination and be entitled to participate in the Company’s executive welfare programs through the date of termination and, to the extent permitted under such plans, thereafter. If the Thierer Employment Agreement is terminated as a result of a Termination by the Company without Cause (that is not a Termination Arising Out of a Change of Control) or by Mr. Thierer as a result of a Resignation for Good Reason, Mr. Thierer would be entitled to receive, (i) his annual base salary and accrued but unpaid vacation through the date of termination, (ii) a payment of his incentive compensation bonus target for the year in which the Thierer Employment Agreement was terminated prorated to the date of termination, (iii) a lump sum payment, less withholding tax, equal to two times his annual base salary, (iv) a lump sum payment of two times his incentive compensation bonus target for the year in which the Thierer Employment Agreement is terminated, (v) payment of COBRA insurance continuation benefit on behalf of Mr. Thierer, his spouse and dependents for 18 months following termination and (vi) outplacement services for up to 12 months following termination. If the Thierer Employment Agreement is terminated by the Company (whether or not as a result of a Termination by the Company for Cause) or by Mr. Thierer (whether or not as a result of a Resignation for Good Reason) within 12 months following a change of control of the Company, Mr. Thierer would be entitled to receive (i) his annual base salary and accrued but unpaid vacation through the date of termination, (ii) a payment of his incentive compensation bonus target for the year in which the Thierer Employment Agreement was terminated prorated to the date of termination, (iii) a lump sum payment, less withholding tax, equal to three times his annual base salary, (iv) a lump sum payment of three times his incentive compensation bonus target for the year in which the Thierer Employment Agreement is terminated, (v) payment of COBRA insurance continuation benefit on behalf of Mr. Thierer, his spouse and dependents for 18 months following termination and (vi) outplacement services for up to 12 months following termination. The Thierer Employment Agreement further provides that if severance benefits payable after a change in control would be subject to the excise tax imposed by Section 280G and Section 4999 of the Internal Revenue Code, then Mr. Thierer will be entitled to receive an additional cash payment in an amount necessary to pay such taxes (including an amount to pay the taxes on such additional cash payment). In addition to the above benefits, upon a change of control of the Company or upon termination of the Thierer Employment Agreement as a result of Mr. Thierer’s Resignation for Good Reason, Mr. Thierer’s death or Total Disability or a Termination by the Company without Cause, all unvested options to purchase common shares of the Company held by Mr. Thierer (including those granted pursuant to the Thierer Employment Agreement) will immediately vest. All such options will be exercisable for 90 days after termination and any options not so exercised will automatically terminate following such period. This summary of the Thierer Employment Agreement is not complete and is subject to and qualified by reference to the Thierer Employment Agreement which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q is in incorporated herein by reference.
Employment Agreement with Jeff Park
On August 5, 2008, the Company entered into an employment agreement with Jeff Park, its Executive Vice President and Chief Financial Officer (the “Park Employment Agreement”). The Park Employment Agreement is effective as of June 30, 2008 and supersedes Mr. Park’s prior employment agreement, which was effective October 1, 2007 (a copy of which is filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007). The Park Employment Agreement was entered into in connection with Mr. Park’s promotion from Senior Vice President to Executive Vice President. The initial term of the Park Employment Agreement ends on June 29, 2011 with one year automatic renewals each year thereafter unless earlier terminated. The term will not be renewed for a renewal year if either the Company or Mr. Park provides notice of intent not to renew at least 60 days prior to the expiration of the initial term applicable renewal term. Any such notice provided by the Company that results in Mr. Park’s employment with the Company terminating will be deemed to be a Termination by the Company without Cause (as defined in the Park Employment Agreement). The Park Employment Agreement provides that during its term Mr. Park will serve as Executive Vice President and Chief Financial Officer of the Company. The Park Employment Agreement provides for an annual base salary of $305,000 (subject to annual review and adjustment by the Board of Directors of the Company) and an incentive compensation bonus targeted at 80% of Mr. Park’s annual base salary with a cap of 150% of his annual base salary, the specific percentage to be set annually by the Board of Directors. In addition, the Park Employment Agreement provides for a grant on or about August 10, 2008 of options to purchase 25,000 common shares of the Company at fair market value of the shares as defined in the Company’s stock option plan. Such options will have a five year term and vest one fourth each year on the anniversary of the grant date. The Park Employment Agreement also provides for a monthly car allowance, expense reimbursement for reasonably incurred business expenses, life insurance and health, vision and dental insurance benefits.
Under the Park Employment Agreement, in the event the Park Employment Agreement terminates because of Mr. Park’s death or Total Disability (as defined in the Park Employment Agreement), Mr. Park would be entitled to receive (i) his annual base salary and accrued but unpaid vacation through the date of termination and (ii) a payment of his incentive compensation bonus for the year in which the Park Employment Agreement was terminated prorated to the date of termination of employment. If the Park Employment Agreement is terminated as a result of Mr. Park’s resignation or a Termination by the Company for Cause (as defined in the Park Employment Agreement), Mr. Park would be entitled to receive his annual base salary and accrued but unused vacation time through the date of termination and be entitled to participate in the Company’s executive welfare programs through the date of termination and, to the extent permitted under such plans, thereafter. If the Park Employment Agreement is terminated as a result of a Termination by the Company without Cause (that is not a Termination Arising Out of a Change of Control), Mr. Park would be entitled to receive, (i) his annual base salary and accrued but unpaid vacation through the date of termination, (ii) a payment of his incentive compensation bonus target for the year in which the Park Employment Agreement was terminated prorated to the date of termination, (iii) a lump sum payment, less withholding tax, equal to two times his annual base salary, (iv) a lump sum payment of two times his incentive compensation bonus target for the year in which the Park Employment Agreement is terminated, (v) payment of COBRA insurance continuation benefit on behalf of Mr. Park, his spouse and dependents for 18 months following termination and (vi) outplacement services for up to 12 months following termination. If the Park Employment Agreement is terminated within 12 months following a change of control of the Company, Mr. Park would be entitled to receive (i) his annual base salary and accrued but unpaid vacation through the date of termination, (ii) a payment of his incentive compensation bonus target for the year in which the Park Employment Agreement was terminated prorated to the date of termination, (iii) a lump sum payment, less withholding tax, equal to two times his annual base salary, (iv) a lump sum payment of two times his incentive compensation bonus target for the year in which the Park Employment Agreement is terminated, (v) payment of COBRA insurance continuation benefit on behalf of Mr. Park, his spouse and dependents for 18 months following termination and (vi) outplacement services for up to 12 months following termination. The Park Employment Agreement further provides that if severance benefits payable after a change in control would be subject to the excise tax imposed by Section 280G and Section 4999 of the Internal Revenue Code, then Mr. Park will be entitled to receive an additional cash payment in an amount necessary to pay such taxes (including an amount to pay the taxes on such additional cash payment). In addition to the above benefits, upon a change of control of the Company or upon termination of the Park Employment Agreement as a result of a Termination by the Company without Cause or Mr. Park’s death or Total Disability, all unvested options to purchase common shares of the Company held by Mr. Park (including those granted pursuant to the Park Employment Agreement) will immediately vest. All such options will be exercisable for 90 days after termination and any options not so exercised will automatically terminate following such period. This summary of the Park Employment Agreement is not complete and is subject to and qualified by reference to the Park Employment Agreement which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q is in incorporated herein by reference.

ITEM 6. Exhibits

Exhibit
Number	Description of Document	Reference

10.1
Credit Agreement, dated as of April 25, 2008, among SXC Health Solutions, Inc., as borrower, SXC Health Solutions Corp., as one of the guarantors, Comet Merger Corporation, as one of the guarantors, Health Business Systems, Inc., as one of the guarantors, the other entities from time to time party thereto as guarantors, the Lenders and L/C issuers party thereto, General Electric Capital Corporation, as administrative agent and collateral agent and GE Capital Markets, Inc., as sole lead arranger and bookrunner.
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by SXC with the SEC on April 25, 2008

10.2	Gordon Glenn Separation Agreement	Filed herewith

10.3	Employment agreement, effective as of June 30, 2008, between SXC Health Solutions Corp. and Mark Thierer	Filed herewith

10.4	Employment agreement, effective as of June 30, 2008, between SXC Health Solutions Corp. and Jeffrey Park	Filed herewith

10.5	Amended and Restated 2000 Restricted Stock Grant Plan of National Medical Health Card Systems, Inc.	Incorporated by reference to Appendix D to NMHC’s Definitive Proxy Statement on Schedule 14-A filed by NMHC with the SEC on October 28, 2004.

10.5	Amended and Restated 2000 Restricted Stock Grant Plan of National Medical Health Card Systems, Inc.	Incorporated by reference to Appendix D to NMHC’s Definitive Proxy Statement on Schedule 14-A filed by NMHC with the SEC on October 28, 2004.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SXC Health Solutions Corp.
August 7, 2008	By:	/s/ Jeffrey Park
Jeffrey Park
Chief Financial Officer (on behalf of the registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document	Reference

10.1
Credit Agreement, dated as of April 25, 2008, among SXC Health Solutions, Inc., as borrower, SXC Health Solutions Corp., as one of the guarantors, Comet Merger Corporation, as one of the guarantors, Health Business Systems, Inc., as one of the guarantors, the other entities from time to time party thereto as guarantors, the Lenders and L/C issuers party thereto, General Electric Capital Corporation, as administrative agent and collateral agent and GE Capital Markets, Inc., as sole lead arranger and bookrunner.
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by SXC with the SEC on April 25, 2008

10.2	Gordon Glenn Separation Agreement	Filed herewith

10.3	Employment agreement, effective as of June 30, 2008, between SXC Health Solutions Corp. and Mark Thierer	Filed herewith

10.4	Employment agreement, effective as of June 30, 2008, between SXC Health Solutions Corp. and Jeffrey Park	Filed herewith

10.5	Amended and Restated 2000 Restricted Stock Grant Plan of National Medical Health Card Systems, Inc.	Incorporated by reference to Appendix D to NMHC’s Definitive Proxy Statement on Schedule 14-A filed by NMHC with the SEC on October 28, 2004.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith