Form 10-Q
period 2008-09-30
SXC Health Solutions Corp.
filed 2008-11-06
CIK 1363851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 000-52073

SXC HEALTH SOLUTIONS CORP.
(Exact name of registrant as specified in its charter)

Yukon Territory (State or other jurisdiction of incorporation or organization)	75-2578509 (I.R.S. Employer Identification Number)
2441 Warrenville Road, Suite 610, Lisle, IL 60532-3642
(Address of principal executive offices, zip code)
(800) 282-3232
(Registrant’s phone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of October 31, 2008, there were 24,051,632 shares outstanding of the Registrant’s no par value common stock.

Part I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
SXC HEALTH SOLUTIONS CORP.
Consolidated Balance Sheets
(in thousands of U.S. dollars except share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$51,590	$90,929
Restricted cash	17,790	—
Accounts receivable, net of allowance for doubtful accounts of $3,960 (December 31, 2007 - $605)	80,511	17,990
Rebates receivable	24,186	—
Unbilled revenue	1,092	1,195
Prepaid expenses and other assets	3,574	2,361
Inventory	6,777	242
Income tax recoverable	519	1,073
Deferred income taxes	4,136	3,246

Total current assets	190,175	117,036

Property and equipment, net of accumulated depreciation of $17,717 (December 31, 2007 - $13,004)	20,216	13,629
Goodwill	145,695	15,996
Other intangible assets, net of accumulated amortization of $11,011 (December 31, 2007 - $4,734)	47,804	9,661
Deferred financing charges	1,595	—
Deferred income taxes	6,122	3,157
Other assets	1,397	—

Total assets	$413,004	$159,479

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$7,003	$1,344
Customer deposits	13,801	2,506
Salaries and wages payable	11,254	2,909
Accrued liabilities	26,895	4,807
Pharmacy benefit management rebates payable	29,941	2,766
Pharmacy benefit claim payments payable	60,812	2,059
Deferred revenue	3,897	4,244
Current portion of long-term debt	2,640	—

Total current liabilities	156,243	20,635

Long-term debt, less current installments	45,120	—
Accrued liabilities	1,833	764
Deferred income taxes	15,733	1,091
Deferred revenue	177	223
Deferred lease inducements	3,316	3,222
Deferred rent	1,460	1,087
Other liabilities	665	—

Total liabilities	224,547	27,022

Shareholders’ equity
Common stock: no par value, unlimited shares authorized; 24,043,382 shares issued and outstanding at September 30, 2008 (December 31, 2007 - 20,985,934)	146,207	103,520
Additional paid-in capital	11,449	8,299
Retained earnings	30,801	20,638

Total shareholders’ equity	188,457	132,457

Total liabilities and shareholders’ equity	$413,004	$159,479

Commitments and contingencies (note 13)
See accompanying notes to unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Operations
(in thousands of U.S. dollars except share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)

Revenue:
PBM	$297,178	$—	$502,038	$—
HCIT:
Transaction processing	11,631	13,180	38,167	40,106
Maintenance	3,998	4,142	12,338	12,330
Professional services	3,836	3,395	10,693	10,002
System sales	1,458	1,492	6,937	7,181

Total revenue	318,101	22,209	570,173	69,619

Cost of revenue:
PBM	272,654	—	460,700	—
HCIT	10,561	10,300	31,267	29,623

Total cost of revenue	283,215	10,300	491,967	29,623

Gross profit	34,886	11,909	78,206	39,996

Expenses:
Product development costs	2,486	2,419	7,425	7,999
Selling, general and administration	21,863	7,295	47,291	20,501
Depreciation of property and equipment	1,222	651	3,416	1,819
Amortization of intangible assets	3,449	396	6,277	1,188
Net loss on disposal of capital assets	—	—	—	133

	29,020	10,761	64,409	31,640

Operating income	5,866	1,148	13,797	8,356

Interest income	(508)	(1,219)	(2,209)	(3,435)
Interest expense	1,609	27	2,407	85

Net interest expense (income)	1,101	(1,192)	198	(3,350)

Other income	(50)	(41)	(15)	(239)

Income before income taxes	4,815	2,381	13,614	11,945

Income tax expense (benefit):
Current	3,356	(92)	5,335	3,033
Deferred	(2,080)	(207)	(1,884)	(457)

	1,276	(299)	3,451	2,576

Net income and comprehensive income	$3,539	$2,680	$10,163	$9,369

Earnings per share:
Basic	$0.15	$0.13	$0.45	$0.45
Diluted	$0.15	$0.12	$0.44	$0.43

Weighted average number of shares used in computing earnings per share:
Basic	23,891,438	20,852,239	22,616,694	20,698,438
Diluted	24,346,740	21,785,207	23,034,651	21,682,929
See accompanying notes to unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

	Nine months ended
	September 30,
	2008	2007
	(unaudited)
Cash flows from operating activities:
Net income	$10,163	$9,369
Items not involving cash:
Stock-based compensation	3,006	2,250
Depreciation of property and equipment	4,715	2,942
Amortization of intangible assets	6,277	1,188
Deferred lease inducements and rent	(206)	468
Loss on disposal of property and equipment	—	133
Deferred income taxes	(1,884)	64
Tax benefit on option exercises	(799)	(2,395)
Gain on foreign exchange	(14)	(150)
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	7,858	(3,882)
Rebates receivable	3,017	—
Restricted cash	(4,660)	—
Unbilled revenue	103	687
Prepaid expenses	915	10
Inventory	(171)	(22)
Income tax recoverable	1,618	6
Income taxes payable	—	(594)
Accounts payable	496	1,026
Accrued liabilities	(4,452)	(255)
Pharmacy benefit claim payments payable	1,049	(677)
Pharmacy benefit management rebates payable	(5,080)	1,093
Deferred revenue	(393)	785
Customer deposits	(1,070)	(313)
Other	111	—

Net cash provided by operating activities	20,599	11,733

Cash flows from investing activities:
Purchases of property and equipment	(5,970)	(6,710)
Lease inducements received	373	391
Acquisition	(102,562)	—
Proceeds from disposal of property and equipment	—	9

Net cash used in investing activities	(108,159)	(6,310)

Cash flows from financing activities:
Issuance of long-term debt	48,000	—
Payment of financing costs	(1,792)	—
Repayment of long-term debt	(240)	—
Proceeds from exercise of options	1,440	2,203
Tax benefit on option exercises	799	2,395

Net cash provided by financing activities	48,207	4,598

Effect of foreign exchange on cash balances	14	150

(Decrease) increase in cash and cash equivalents	(39,339)	10,171

Cash and cash equivalents, beginning of period	90,929	70,943

Cash and cash equivalents, end of period	$51,590	$81,114

See accompanying notes to unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Shareholders’ Equity
(in thousands of U.S. dollars except share data)
(unaudited)

	Common Stock		Additional	Retained
	Number	Amount	Paid-in Capital	Earnings	Total

Balance at December 31, 2007	20,985,934	$103,520	$8,299	$20,638	$132,457
Net income	—	—	—	10,163	10,163
Exercise of stock options	269,426	2,095	(655)	—	1,440
Issuance of shares under ESPP	2,386	33	—	—	33
Issuance of shares for acquisition	2,785,636	40,921	—	—	40,921
Costs to issue shares for acquisition	—	(362)	—	—	(362)
Tax benefit on options exercised	—	—	799	—	799
Stock-based compensation	—	—	3,006	—	3,006

Balance at September 30, 2008	24,043,382	$146,207	$11,449	$30,801	$188,457

See accompanying notes to the unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	Description of Business
SXC Health Solutions Corp. (the “Company”) is a leading provider of pharmacy benefits management (“PBM”) services and healthcare information technology (“HCIT”) solutions to the healthcare benefits management industry. The Company’s product offerings and solutions combine a wide range of software applications, application service provider processing services and professional services designed for many of the largest organizations in the pharmaceutical supply chain, such as federal, provincial, and state and local governments, pharmacy benefit managers, managed care organizations, retail pharmacy chains and other healthcare intermediaries. The Company is headquartered in Lisle, Illinois with 13 locations in the U.S. and Canada. For more information please visit www.sxc.com.
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
The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.
Effective with the acquisition of National Medical Health Card Systems, Inc. (“NMHC”) on April 30, 2008, the Company began operating in two reportable segments: PBM and HCIT. Please see Note 11 for more information.
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
Restricted cash balances at September 30, 2008 and December 31, 2007 are restricted as to use and relate primarily to minimum cash balances required in accordance with various state statutes, contractual terms with customers and other customer restrictions.
(b)	Rebates:
The Company currently administers two separate rebate programs through which it receives rebates and administrative fees from pharmaceutical manufacturers that are shared with a majority of the Company’s customers. The principal difference between these two programs arises from whether the Company is the principal contracting party with the pharmaceutical manufacturers or acts as an agent for its customers. The rebates that the Company receives from pharmaceutical manufacturers for which the Company acts as an agent for its customers are recognized when (i) the Company is entitled to them in accordance with the terms of its arrangements with pharmaceutical manufacturers and its third party rebate administrator and (ii) the amounts of the rebates are determinable.
The rebates earned for the administration of the program in which the Company is the principal contracting party are recorded as a reduction of cost of revenue and the portion of the rebate payable to customers is treated as a reduction of revenue. Rebates receivable include billed and unbilled PBM receivables from pharmaceutical manufacturers. The Company records the gross rebate receivable and the related payable to the customers based on estimates, which are subject to final settlement. The estimates are based upon claims submitted and the Company’s rebate experience, and are adjusted as additional information becomes available. Upon billing the pharmaceutical manufacturer, any difference between the Company’s estimate and the actual amount of the rebate receivable is recorded to cost of revenue, net of the estimated impact to the Company’s customers. Currently, some rebates are processed by a third party administrator and the remaining rebate claims are submitted directly by the Company. The Company generally pays rebates to its customers on a quarterly basis, or as agreed upon with its customers. There are certain instances where the Company pays rebates to its customers on a more accelerated basis.

As of September 30, 2008 and December 31, 2007, total unbilled pharmaceutical manufacturer rebates receivable amounted to $10.3 million and nil, respectively.
(c)	Customer Deposits:
The Company requires deposits from certain customers in order to satisfy liabilities incurred by the Company on the customer’s behalf for the adjudication of pharmacy claims. Customer deposits totalled $13.8 million and $2.5 million as of September 30, 2008 and December 31, 2007, respectively.
(d)	Derivatives:
The Company accounts for derivative instruments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133 , Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133. SFAS No. 133 and SFAS No. 138 require that all derivative instruments are recorded on the balance sheet at their respective fair value.
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
When the Company enters into arrangements with multiple deliverables, it applies Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), and evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (1) whether the delivered item has value to the customer on a stand-alone basis, (2) whether there is objective and reliable evidence of the fair value of the undelivered item(s), and (3) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. If objective reliable evidence of fair value exists for all units of accounting in the arrangement, revenue is allocated to each unit of accounting or element based on relative fair values. In situations where there is objective and reliable evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the contract consideration. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements.
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
When services are not considered essential to the functionality of the software and significant customization of the software is not required, the entire arrangement fee is allocated to each element in the arrangement based on the respective vendor specific objective evidence (“VSOE”) of the fair value of each element. VSOE used in determining the fair value of license revenues is based on the price charged by the Company when the same element is sold in similar volumes to a customer of similar size and nature on a stand-alone basis. As the Company has not sold many licenses over the past several years, VSOE of fair value for licenses is not always established. VSOE used in determining fair value for installation, integration and training is based on the standard daily rates for the type of services being provided multiplied by the estimated time to complete the task. VSOE used in determining the fair value of maintenance and technical support is based on the annual renewal rates. The revenue allocable to the consulting services is recognized as the services are performed. In instances where VSOE exists for undelivered elements but does not exist for delivered elements of a software arrangement, the Company uses the residual method of allocation of the arrangement fees for revenue recognition purposes. The Company has used the residual method of revenue recognition to determine the amount of revenue to be applied to any software licenses that contain multiple elements for the periods covered in this report as VSOE of fair value of the software licenses were not available. If VSOE of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or VSOE can be established.
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
PBM revenue: The Company’s PBM revenue is primarily derived from sales of prescription drugs, together with any associated administrative fees, to customers and participants, either through the Company’s nationwide network of pharmacies, Mail Service or Specialty Service. The Company enters into a fee for service (per claim charges) arrangement with its customers for the payment of administrative fees. Under these fees for service arrangements, the Company is paid contractually agreed-upon rates based upon actual claims adjudicated plus a fixed transaction fee. Revenue related to the sales of prescription drugs by the Company’s nationwide network of pharmacies, Mail Service or Specialty Service is recognized when the claims are adjudicated and the prescription drugs are shipped. Claims are adjudicated at the point-of-sale using the Company’s on-line processing system. Co-payment revenue recognized on these prescription drugs for the three and nine months ended September 30, 2008 was $3.9 million and $6.6 million, respectively. To date, the Company’s Mail Service primarily fills prescriptions for the Company’s customers. Revenue from Specialty Service primarily represents sales of biopharmaceutical drugs and is reported at the net amount billed to third party payors, patients and others. The Company also records as an offsetting reduction to revenue any rebates earned from pharmaceutical manufacturers which are payable to the Company’s customers.
Participant co-payments for prescriptions not filled by the Company’s Mail and Specialty Service are not recorded as revenue. Under the Company’s customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants. As such, the Company does not include participant co-payments to pharmacies in revenue or cost of revenue. If these amounts were included in the Company’s operating results, its operating income and net income would not have been affected.
The Company evaluates customer contracts using the indicators of EITF Issue No. 99-19, Reporting Gross Revenue as a Principal vs. Net as an Agent, to determine whether the Company acts as a principal or as an agent in the fulfillment of prescriptions through the retail pharmacy network. The Company acts as a principal in certain of its transactions with customers and, in these cases, revenues are recognized at the prescription price (ingredient cost plus dispensing fee) negotiated with customers, plus the Company’s administrative fees (“Gross Reporting”). Gross Reporting is appropriate as the Company (i) has separate contractual relationships with customers and with pharmacies, (ii) is responsible to validate and manage a claim through its claims adjudication process, (iii) commits to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (iv) manages the overall prescription drug plan relationship with the patients, who are participants of customers’ plans, and (v) has credit risk for the amount due from the customer. There are also certain contracts for which the Company recognizes revenue on a net basis.

(f)	Cost of Revenue:
The Company’s cost of revenue includes the cost of pharmaceuticals dispensed, either directly through Mail Service or Specialty Service, or indirectly through its nationwide network of pharmacies. Cost of revenue is reduced for rebates earned from pharmaceutical manufacturers. Cost of revenue also includes the cost of personnel to support the cost of transaction processing services, system sales, maintenance and professional services. In addition, the Company includes in cost of revenue an amount of depreciation expense that is related to products and services provided to customers.
4.	Recent Accounting Pronouncements
FASB Statement No. 157
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but applies to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, effective January 1, 2008, the Company has only adopted the provisions of SFAS 157 with respect to its financial assets and liabilities that are measured at fair value within its 2008 financial statements. The Company will adopt the provisions of SFAS 157 for non-financial assets and liabilities in the first quarter of 2009, and is currently evaluating the impact of adopting this portion of the standard.
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
FASB Statement No. 161
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”), which amends and expands the disclosure requirements of SFAS 133. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company’s fiscal year beginning January 1, 2009, and its adoption is not expected to have a material impact to the Company.
FASB Statement No. 141(R)
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
FASB Statement No. 160
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
Effective April 30, 2008, the Company completed the acquisition of NMHC, a pharmacy benefit management company, in an exchange offer of (i) 0.217 of a common share of the Company’s common stock and (ii) $7.70 in cash for each outstanding NMHC common share. Total deal consideration approximated $143.5 million, which included the issuance of 2,785,636 shares of the Company’s common stock. The value of the stock issued was based on the guidance of EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. This EITF provides that the value of shares issued is based on the average market price of the acquirer’s stock from a few days before to a few days after the agreement is agreed to and announced. To fund the transaction, the Company entered into a six-year $48.0 million term loan agreement. The Company also signed a $10.0 million senior secured revolving credit agreement. NMHC results of operations are included in the consolidated financial statements for the period from May 1, 2008 through September 30, 2008.

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
The purchase price of the acquired operations was comprised of the following (in thousands):

Cash payment to NMHC shareholders	$98,711
Shares issued	40,921
Direct costs of the acquisition	3,851

Total purchase price	$143,483

Direct Costs of the Acquisition
Direct costs of the acquisition include investment banking fees, legal and accounting fees and other external costs directly related to the acquisition.
Preliminary Purchase Price Allocation
The acquisition was accounted for under the purchase method of accounting with the Company treated as the acquiring entity in accordance with SFAS No. 141, Business Combinations. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated preliminarily to the assets and liabilities acquired based upon their estimated fair values as of the date of acquisition. The purchase price allocation is preliminary and is subject to future adjustment during the allocation period as defined in SFAS No. 141. The primary areas of the purchase price allocation that could be subject to future adjustment relate to the valuation of pre-acquisition contingencies, taxes and residual goodwill. Additionally, the Company is in the process of making assessments in other areas that could affect the final purchase price allocation. The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. Goodwill is non-amortizing for financial statement purposes and is not tax deductible. The changes in goodwill from the Company’s Form 10-Q dated June 30, 2008 to this report are primarily due to deferred tax adjustments.
The following summarizes the estimates of the fair values of the assets acquired and liabilities assumed at the acquisition date and are subject to change (in thousands):

Current assets	$115,879
Property and equipment	5,447
Goodwill	129,699
Intangible assets	44,420
Other assets	1,258

Total assets acquired	296,703
Current liabilities	136,422
Deferred income taxes	16,502
Other liabilities	296

Total liabilities assumed	153,220

Net assets acquired	$143,483

During the three and nine months ended September 30, 2008, the Company recognized $3.1 million and $5.1 million, respectively, of amortization expense from intangible assets acquired. Amortization for the remainder of 2008 is expected to be $2.7 million. Amortization for 2009 and 2010 is expected to be $7.6 million and $6.0 million, respectively. The estimated fair values and useful lives of intangible assets acquired are as follows (in thousands):

	Fair value	Useful Life
Trademarks/Trade names	$1,120	6 months
Customer relationships	39,700	8 years
Non-compete agreements	1,480	1 year
Software	1,120	1 year
Licenses	1,000	15 years

Total	$44,420

In connection with the acquisition, the Company recognized liabilities totalling approximately $2.1 million for estimated costs associated with plans to involuntarily terminate certain employees of NMHC and $4.2 million for estimated costs associated with plans to close certain facilities. As of September 30, 2008, the remaining liability for these items totalled $1.9 million and $4.2 million, respectively.

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
Unaudited pro forma results of operations are as follows (in thousands):

	Three months ended
	September 30,	Nine months ended September 30,
	2007	2008	2007
Sales	$293,554	$951,842	$864,853
Gross profit	$31,282	$103,493	$101,303
Net income (loss)	$(3,465)	$6,157	$(3,373)
Earnings (loss) per share:
Basic	$(0.15)	$0.26	$(0.14)
Diluted	$(0.15)	$0.25	$(0.14)
Weighted average shares outstanding
Basic	23,637,875	23,828,989	23,484,074
Diluted	24,570,843	24,246,946	24,468,565
This unaudited pro forma financial information is not intended to represent or be indicative of what would have occurred if the transaction had taken place on the dates presented and is not indicative of what the Company’s actual results of operations would have been had the acquisition been completed at the beginning of the periods indicated above. Further, the pro forma combined results do not reflect one-time costs to fully merge and operate the combined organization more efficiently, or anticipated synergies expected to result from the combination and should not be relied upon as being indicative of the future results that the Company will experience.
6.	Cash and Cash Equivalents
The components of cash and cash equivalents are as follows (in thousands):

	September 30, 2008	December 31, 2007
	(unaudited)

Cash on deposit	$26,715	$28,674
U.S. money market funds	24,842	62,219
Canadian dollar deposits (September 30, 2008 - Cdn. $35 at 1.0656; December 31, 2007 - Cdn. $35 at 0.9809)	33	36

	$51,590	$90,929

7.	Goodwill and Other Intangible Assets
Goodwill and indefinite-lived intangible assets are reviewed for impairment annually, or more frequently if impairment indicators arise. The Company allocates goodwill to both the PBM and HCIT segments. There were no impairments of goodwill or indefinite-lived intangible assets during the three and nine months ended September 30, 2008 and 2007.
Definite-lived intangible assets are amortized over the useful lives of the related assets. At September 30, 2008, intangible assets relating to the acquisition of NMHC are estimates and are subject to change. The components of intangible assets were as follows (in thousands):

	September 30, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Customer relationships	$52,650	$7,890	$44,760	$12,950	$3,874	$9,076
Acquired software	2,565	1,543	1,022	1,445	860	585
Trademarks/Trade names	1,120	933	187	—	—	—
Non-compete agreements	1,480	617	863	—	—	—
Licenses	1,000	28	972	—	—	—

Total	$58,815	$11,011	$47,804	$14,395	$4,734	$9,661

Amortization associated with intangible assets at September 30, 2008 is estimated to be $3.1 million for the remainder of 2008, $9.2 million in 2009, $7.6 million in 2010, $6.9 million in 2011, $6.4 million in 2012 and $5.8 million in 2013.

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
The interest rates applicable to the loans under the Credit Facilities are based on a fluctuating rate measured by reference to either, at US Corp.’s option, (i) a base rate, plus an applicable margin, subject to adjustment, or (ii) an adjusted London interbank offered rate (adjusted for the maximum reserves)(“LIBOR”), plus an applicable margin. The initial rate for all borrowings is prime plus 2.25% with respect to base rate borrowings or LIBOR plus 3.25%. During an event of default, default interest is payable at a rate that is 2% higher than the rate otherwise applicable. In addition to paying interest on outstanding principal under the Credit Facilities, US Corp. is required to pay an unused commitment fee to the lenders in respect of any unutilized commitments under the Revolving Credit Facility at a rate of 0.50% per annum. US Corp. is also required to pay customary letter of credit fees. In addition, pursuant to the terms of its credit agreement, the Company entered into interest rate contracts for 50% of the borrowed amount, or $24 million, to provide protection against fluctuations in interest rates for a three-year period from the date of issue. See Note 14 for more information.
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
In connection with the Term Loan Facility, the Company incurred approximately $1.8 million in financing costs. The financing costs are presented on the consolidated balance sheet as deferred financing charges and will be amortized into interest expense over the life of the loan using the effective interest method.
Interest expense relates to the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Long-term debt	$782	$—	$1,372	$—
Financing charges	118	—	197	—
Other (including fair value adjustments of derivative instruments)	709	27	838	85

Total	$1,609	$27	$2,407	$85

9.	Shareholders’ equity
(a)	Stock option plan:
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
The common shares available for purchase under the ESPP may be drawn from either authorized but previously unissued common shares or from reacquired common shares, including those purchased by the Company in the open market. During the three months ended September 30, 2008, there were no shares issued under the ESPP. During the nine months ended September 30, 2008, 2,386 shares were issued under the ESPP. There were no common shares issued under the ESPP during the three and nine months ended September 30, 2007.
The ESPP is not considered compensatory under the provisions of SFAS No. 123R and therefore, no portion of the costs related to ESPP purchases will be included in the Company’s stock-based compensation expense.
(c)	Outstanding shares:
At September 30, 2008, the Company had outstanding common shares of 24,043,382 and stock options outstanding of 2,085,351. At December 31, 2007, the Company had outstanding common shares of 20,985,934 and stock options outstanding of 1,988,602. As of September 30, 2008, stock options outstanding consisted of 1,159,426 options at a weighted-average exercise price of Canadian $10.37 and 925,925 options at a weighted-average exercise price of U.S. $17.24. In connection with the acquisition of NMHC, the Company issued 2,785,636 common shares to former shareholders of NMHC.
(d)	Restricted stock units:
The Company assumed 170,500 restricted stock units of NMHC after the acquisition, which converted into 126,749 restricted stock units of the Company. The restricted stock units vest 33% each in November 2008, November 2009 and November 2010. In September 2008, the Company issued an additional 51,000 restricted stock units with a grant date fair value of $15.79 per share to certain new employees who were previous employees of NMHC. These restricted stock units vest in one-fourth increments on each grant date anniversary. At September 30, 2008, there were 161,395 restricted stock units outstanding.
10.	Stock-based compensation
During the three month periods ended September 30, 2008 and 2007, the Company recorded stock-based compensation expense of $0.9 million and $1.1 million, respectively. During the nine month periods ended September 30, 2008 and 2007, the Company recorded stock-based compensation expense of $3.0 million and $2.3 million, respectively. The Black-Scholes option-pricing model was used to estimate the fair value of the stock options at the grant date based on the following assumptions:

	Nine months ended September 30,
	2008	2007

Total stock options granted:
Canadian dollar stock options	—	6,000
U.S. dollar stock options	474,950	534,500
Volatility	49.6 – 52.4%	40.7 – 49.2%
Risk-free interest rate	1.67 – 3.27%	4.16 – 4.85%
Expected life	2.5 – 4.5 years	1 – 5 years
Dividend yield	—	—
Weighted-average grant date fair value:
Canadian dollar stock options	—	C$5.57
U.S. dollar stock options	$5.69	$9.39
The Company allocated stock-based compensation costs to the same statement of operations line item as the cash compensation to the respective employees. Accordingly, the allocation of the compensation costs is as follows for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Cost of revenue	$146	$116	$420	$215
Product development costs	56	84	188	198
Selling, general and administration	700	901	2,398	1,837

Total stock-based compensation	$902	$1,101	$3,006	$2,250

11.	Segment information
The Company operates in two geographic areas as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30
	2008	2007	2008	2007

Revenue

United States	$317,122	$21,265	$566,772	$66,267
Canada	979	944	3,401	3,352

Total	$318,101	$22,209	$570,173	$69,619

	September 30, 2008	December 31, 2007

Net assets

United States	$179,087	$129,045
Canada	9,370	3,412

Total	$188,457	$132,457

With the acquisition of NMHC during the second quarter, the Company has changed its internal organization structure and now reports two operating segments: PBM and HCIT. The Company evaluates segment performance based upon revenue and gross profit. Results for periods reported prior to the three months ended June 30, 2008 were reported in one operating segment, HCIT. Prior period results have not been restated because to do so would be impracticable. Financial information by segment is presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

PBM:

Revenues	$297,178	$—	$502,038	$—
Gross profit	$24,524	$—	$41,338	$—

Total assets at September 30, 2008	$291,544

HCIT:

Revenues	$20,923	$22,209	$68,135	$69,619
Gross profit	$10,362	$11,909	$36,868	$39,996

Total assets at September 30, 2008	$121,460

Consolidated:

Revenues	$318,101	$22,209	$570,173	$69,619
Gross profit	$34,886	$11,909	$78,206	$39,996

Total assets at September 30, 2008	$413,004

The Company’s HCIT revenue breaks down into the following components (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Recurring
Transaction processing	$11,631	$13,180	$38,167	$40,106
Maintenance	3,998	4,142	12,338	12,330

Total recurring	15,629	17,322	50,505	52,436

Non-Recurring
Professional services	3,836	3,395	10,693	10,002
System sales	1,458	1,492	6,937	7,181

Total non-recurring	5,294	4,887	17,630	17,183

Total revenue	$20,923	$22,209	$68,135	$69,619

Cost of revenue applicable to each category of revenue is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Recurring
Revenue	$15,629	$17,322	$50,505	$52,436
Cost of revenue	8,002	8,120	23,536	22,589

Gross profit	$7,627	$9,202	$26,969	$29,847

Gross profit %	49%	53%	53%	57%

Non-Recurring
Revenue	$5,294	$4,887	$17,630	$17,183
Cost of revenue	2,559	2,180	7,731	7,034

Gross profit	$2,735	$2,707	$9,899	$10,149

Gross profit %	52%	55%	56%	59%
For the three-month period ended September 30, 2008, one customer accounted for 12.1% and another for 11.4% of total revenue, respectively. For the nine-month period ended September 30, 2008, one customer accounted for 10.5% and another for 11.2% of total revenue, respectively. For the three-month period ended September 30, 2007, no one customer accounted for more than 10% of total revenue. For the nine-month period ended September 30, 2007, one customer accounted for 11.2% of total revenue. Customers totaling more than 10% of revenue for 2008 were from the PBM segment whereas the greater than 10% customers in 2007 were included in the HCIT segment.
At September 30, 2008, one customer accounted for 10% of the outstanding accounts receivable balance. At December 31, 2007, one customer accounted for 12% of the total accounts receivable balance. The customer with more than 10% of accounts receivable in 2008 was from the PBM segment whereas the customer in 2007 was from the HCIT segment.
12.	Income Taxes
Tax benefits utilized by the Company as a result of historical net operating losses (“NOLs”) and tax-related timing differences are recognized in accordance with SFAS No. 109, Accounting for Income Taxes. In assessing the realizability of deferred tax assets (“DTAs”), management considers whether it is more likely than not that some portion or all of the DTAs will be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible, in addition to management’s tax planning strategies. In consideration of net losses incurred, the Company has provided a valuation allowance to reduce the net carrying value of DTAs. The amount of this valuation allowance is subject to adjustment by the Company in future periods based upon its assessment of evidence supporting the degree of probability that DTAs will be realized.
The Company’s effective tax rate for the three months ended September 30, 2008 and 2007 was 27% and (13)%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2008 and 2007 was 25% and 22%, respectively.
Uncertain Tax Positions
As a result of the implementation of FASB Interpretation No. 48 (“FIN 48”), the Company recognized an increase in the liability for unrecognized income tax benefits of $0.2 million with a corresponding reduction in the balance of retained earnings at January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of September 30, 2008 and at December 31, 2007, the Company had a long-term accrued liability of $0.3 million and $0.2 million, respectively, related to various federal and state income tax matters on the consolidated balance sheet, the recognition of all of which would impact the Company’s effective tax rate.

Changes in the balance of the liability for tax uncertainties are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Beginning balance	$270	$155	$202	$—
Effect of change in accounting position for income tax uncertainties	2	—	44	155
Increase in interest related to tax positions taken in prior years	14	—	40	—

Balance at September 30	$286	$155	$286	$155

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company does not expect the liability to change significantly in the next twelve months.
The Company and its subsidiaries file income tax returns in Canadian and U.S. federal jurisdictions, and various provincial, state and local jurisdictions. With few exceptions, the Company is no longer subject to tax examinations by tax authorities for years prior to 2002.
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
14.	Fair Value
Pursuant to the terms of the Company’s $48 million credit agreement, the Company entered into interest rate contracts for 50% of the borrowed amount, or $24 million, for a three year period from the date of issue. The Company entered into a 3-year interest rate swap agreement with a notional amount of $14 million to fix the LIBOR rate on $14 million of the term loan at 4.31%, resulting in an effective rate of 7.56% after adding the 3.25% margin per the credit agreement — see Note 8 for more information. Under the interest rate swap, the Company receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate debt. The Company also entered into a 3-year interest rate cap with a notional amount of $10 million to effectively cap the LIBOR rate on $10 million of the term loan at 4.50%, resulting in a maximum effective rate of 7.75% after adding the 3.25% margin per the credit agreement, excluding the associated fees, to help manage exposure to interest rate fluctuations.
The Company uses variable-rate LIBOR debt to finance its operations. These debt obligations expose the Company to variability in interest payments on its long term-debt due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.
To meet the requirement of the Company’s long-term debt agreement, management entered into the two derivative instruments mentioned above to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR.
As of September 30, 2008, both derivative instruments are “out of the money” and the Company is not currently exposed to any credit risk for amounts classified on the consolidated balance sheet should the counterparty in the agreement fail to meet its obligations under the agreement.
The Company does not enter into derivative instruments for any purpose other than cash flow hedging. That is, the Company does not speculate using derivative instruments.
The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.
The Company maintains risk management control systems to monitor interest rate cash flow risk attributable to both the Company’s outstanding or forecasted debt obligations as well as the Company’s offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company’s future cash flows.

Interest expense for the three and nine months ended September 30, 2008 includes $0.4 million of net losses related to the aforementioned derivative instruments. This amount represents the change in the fair value of the interest rate swap and cap from the date the transaction was entered into through the balance sheet date. SFAS No. 133 and SFAS No. 138 require that all derivative instruments are recorded on the balance sheet at their respective fair value with corresponding changes in fair value recognized in the consolidated statement of operations unless hedge accounting is applied.
Effective January 1, 2008, SFAS 157 defines a three-level hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, with level 1 considered the most reliable. For assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet, the table below categorizes that fair value across the three levels as of September 30, 2008 (in thousands):

			Significant
	Quoted Prices in	Significant	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Derivatives	$—	$86	$—	$86

Liabilities:
Derivatives	$—	$310	$—	$310
When available and appropriate, the Company uses quoted market prices in active markets to determine fair value, and classifies such items within Level 1. Level 1 values only include derivative instruments traded on a public exchange. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly for substantially the full term of the financial instrument. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability or can be derived principally from or corroborated by observable market data. If the Company were to use one or more significant unobservable inputs for a model-derived valuation, the resulting valuation would be classified in Level 3.
The Company has classified derivative assets as other noncurrent assets and derivative liabilities as other noncurrent accrued liabilities on the consolidated balance sheet. Derivative assets relate to the interest rate cap for which the Company paid $0.2 million upon entering into the agreement. At September 30, 2008, the fair value of the asset was $0.1 million. Derivative liabilities relate to the interest rate swap, which had a fair value of $0.3 million at September 30, 2008. The total fair value adjustments for both instruments was $0.4 million for the third quarter of 2008 and was recognized as interest expense in the consolidated statement of operations.
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
Caution Concerning Forward-Looking Statements
Certain information in this MD&A, in various filings with regulators, in reports to shareholders and in other communications is forward-looking within the meaning of certain securities laws and is subject to important risks, uncertainties and assumptions. This forward-looking information includes, amongst others, information with respect to the Company’s objectives and the strategies to achieve those objectives, as well as information with respect to the Company’s beliefs, plans, expectations, anticipations, estimates and intentions. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to adequately address: the risks associated with further market acceptance of the Company’s products and services; its ability to manage its growth effectively; its reliance on key customers and key personnel; industry conditions such as consolidation of customers, competitors and acquisition targets; the Company’s ability to acquire a company, manage integration and potential dilution; the impact of technology changes on its products and service offerings, including impacts on the intellectual property rights of others; the impacts of regulation and legislation changes in the healthcare industry; and the sufficiency and fluctuations of its liquidity and capital needs.
When relying on forward-looking information to make decisions, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. In making the forward-looking statements contained in this MD&A, the Company does not assume any significant acquisitions, dispositions or one-time items. It does assume, however, the renewal of certain customer contracts. Every year, the Company has major customer contracts that are subject to renewal. In addition, the Company also assumes new customer contracts. In this regard, the Company is pursuing large opportunities that present a very long and complex sales cycle which substantially affect its forecasting abilities. The Company has made certain assumptions with respect to the timing of the realization of these opportunities which it thinks are reasonable but which may not be achieved. Furthermore, the pursuit of these larger opportunities does not ensure a linear progression of revenue and earnings since they may involve significant up-front costs followed by renewals and cancellations of existing contracts. The Company has also assumed that the material factors referred to in the previous paragraph will not have an impact such that the forward-looking information contained herein will differ materially from actual results or events. The foregoing list of factors is not exhaustive and is subject to change and there can be no assurance that such assumptions will reflect the actual outcome of such items or factors. For additional information with respect to certain of these and other factors, refer to the “Risk Factors” sections of the Company’s filings with the Securities and Exchange Commission, including its 2007 Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q.

Overview
PBM Business
The Company provides comprehensive PBM services to customers, which include managed care organizations, local governments, unions, corporations, HMOs, employers, workers’ compensation plans, third party health care plan administrators, and federal and state government programs through its network of licensed pharmacies throughout the United States. The PBM services include electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail service pharmacy claims management, specialty pharmacy claims management, Medicare Part D services, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, data access and reporting and information analysis. The Company owns a mail service pharmacy (“Mail Service”) and a specialty service pharmacy (“Specialty Service”). In addition, the Company is a national provider of drug benefits to its customers under the federal government’s Medicare Part D program.
Revenue primarily consists of sales of prescription drugs, together with any associated administrative fees, to customers and participants, either through the Company’s nationwide network of pharmacies, Mail Service pharmacy or Specialty Service pharmacy. Revenue related to the sales of prescription drugs is recognized when the claims are adjudicated and the prescription drugs are shipped. Claims are adjudicated at the point-of-sale using an on-line processing system.
Participant co-payments related to the Company’s nationwide network of pharmacies are not recorded as revenue. Under the Company’s customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants. As such, the Company does not include participant co-payments to pharmacies in revenue or cost of revenue. If these amounts were included in revenue and cost of revenue, operating income and net income would not have been affected.
The Company evaluates customer contracts to determine whether it acts as a principal or as an agent in the fulfillment of prescriptions through its retail pharmacy network. The Company acts as a principal in most of its transactions with customers and revenue is recognized at the prescription price (ingredient cost plus dispensing fee) negotiated with customers, as well as an administrative fee (“Gross Reporting”). Gross Reporting is appropriate because the Company (i) has separate contractual relationships with customers and with pharmacies, (ii) is responsible to validate and manage a claim through the claims adjudication process, (iii) commits to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (iv) manages the overall prescription drug relationship with the patients, who are participants of customers’ plans, and (v) has credit risk for the price due from the customer. In instances where the Company merely administers a customer’s network pharmacy contract to which the Company is not a party and under which the Company does not assume credit risk, the Company only records an administrative fee as revenue. For these customers, the Company earns an administrative fee for collecting payments from the customer and remitting the corresponding amount to the pharmacies in the customer’s network. In these transactions, the Company acts as a conduit for the customer. As the Company is not the principal in these transactions, the drug ingredient cost is not included in revenue or in cost of revenue. As such, there is no impact to gross profit based upon whether gross or net reporting is used.
Industry
The PBM industry is intensely competitive, generally resulting in continuous pressure on gross profit as a percentage of total revenue. In recent years, industry consolidation and dramatic growth in managed healthcare have led to increasingly aggressive pricing of PBM services. Given the pressure on all parties to reduce healthcare costs, the Company expects this competitive environment to continue for the foreseeable future. The Company looks to the acquisition of other businesses as one way to achieve its strategy of expanding its product offerings and customer base to remain competitive. The Company also looks to retain and expand its customer base by improving the quality of service provided by enhancing its solutions and lowering the total drug spend for customers.
The complicated environment in which the Company operates presents it with opportunities, challenges and risks. The Company’s clients are paramount to its success; the retention of existing and winning of new clients poses the greatest opportunity, and the loss thereof represents an ongoing risk. The preservation of the Company’s relationships with pharmaceutical manufacturers and retail pharmacies is very important to the execution of its business strategies. The Company’s future success will hinge on its ability to drive mail volume and increase generic dispensing rates in light of the significant brand-name drug patent expirations expected to occur over the next several years, and its ability to continue to provide innovative and competitive clinical and other services to clients and patients, including the Company’s active participation in the Medicare Part D benefit and the rapidly growing specialty pharmacy industry.
The Company operates in a competitive environment as clients and other payors seek to control the growth in the cost of providing prescription drug benefits. The Company’s business model is designed to reduce the level of drug cost. The Company helps manage drug cost primarily by its programs designed to maximize the substitution of expensive brand-name drugs by equivalent but much lower cost generic drugs, obtaining competitive discounts from brand-name and generic drug pharmaceutical manufacturers, obtaining rebates from brand-name pharmaceutical manufacturers, securing discounts from retail pharmacies, applying the Company’s sophisticated clinical programs and efficiently administering prescriptions dispensed through the Company’s Mail Service and Specialty Service pharmacies.
Competitive Strengths
The Company has demonstrated its ability to serve a broad range of clients from large managed care organizations and state governments to employer groups with fewer than a thousand members. The Company believes its principal competitive strengths are:
Flexible, Customized and Independent Services. The Company believes it is important to provide its clients with customized solutions and recommendations with their best interests in mind. Accordingly, the formulary and plan designs the Company suggests to clients are highly flexible and not influenced by manufacturer relationships. Some larger competitors that have manufacturer affiliations or retail pharmacy assets are often in a position where they may benefit from increasing the volume of drug utilization generally or that of certain specific drugs. These conflicts also arise where revenue from pharmaceutical manufacturers may support the inclusion of certain drugs on formulary which would not otherwise be included, serving as an important source of profit for the PBM. Prospective customers recognize the benefit of our independence from manufacturer affiliations and retail pharmacy assets.
Information-Based Cost-Containment Methods. Through the use of the Company’s customized information technology systems, the Company believes that it provides its clients and members with access to information on a rapid basis that allows the Company to work with its clients to manage the costs of prescription drugs. For example, the Company’s web-based systems allow clients to choose which metrics are most important to them when evaluating their PBM program. The Company then provides customized reporting solutions for these key performance indicators. In addition, members can access the web-based programs to evaluate their costs for selected drugs and pharmacies and the benefits of the options for prescription drugs. The Company believes these services allow it to further differentiate itself from its competitors.

HCIT Business
The Company is also a leading provider of HCIT solutions and services to providers, payers and other participants in the pharmaceutical supply chain in North America. The Company’s product offerings include a wide range of software products for managing prescription drug programs and for drug prescribing and dispensing. The Company’s solutions are available on a license basis with on-going maintenance and support or on a transaction fee basis using an Application Service Provider (“ASP”) model. The Company’s payer customers include over 70 managed care organizations, Blue Cross Blue Shield organizations, government agencies, employers and intermediaries such as Pharmacy Benefit Managers. The Company’s provider customers include over 1,200 independent, regional chain, institutional, and mail-order pharmacies. The solutions offered by the Company’s services assist both payers and providers in managing the complexity and reducing the cost of their prescription drug programs and dispensing activities.
The Company’s profitability from HCIT depends primarily on revenue derived from transaction processing services, software license sales, hardware sales, maintenance, and professional services. Recurring revenue remains a cornerstone of the Company’s business model and consists of transaction processing services and maintenance. Growth in revenue from recurring sources has been driven primarily by growth in the Company’s transaction processing business in the form of claims processing for its payer customers and switching services for its provider customers. Through the Company’s transaction processing business, where the Company is generally paid based on the volume of transactions processed, the Company continues to benefit from the growth in pharmaceutical drug use in the United States. The Company believes that aging demographics and increased use of prescription drugs will continue to benefit the transaction processing business. In addition to benefiting from this industry growth, the Company continues to focus on increasing recurring revenue in the transaction processing area by adding new transaction processing customers to its existing customer base. The recognition of revenue depends on various factors including the type of service provided, contract parameters, and any undelivered elements.
Operating Expenses
The Company’s operating expenses primarily consist of cost of revenue, product development costs, selling, general and administrative (“SG&A”) costs, depreciation and amortization. Cost of revenue includes the costs of drugs dispensed as well as costs related to the products and services provided to customers and costs associated with the operation and maintenance of the transaction processing centers. These costs include salaries and related expenses for professional services personnel, transaction processing centers’ personnel, customer support personnel, any hardware or equipment sold to customers and depreciation expense related to its data center operations. Product development costs consist of staffing expenses to produce enhancements and new initiatives. SG&A costs relate to selling expenses, commissions, marketing, network administration and administrative costs, including legal, accounting, investor relations and corporate development costs. Depreciation expense relates to the depreciation of property and equipment used by the Company. Amortization expense relates to the expense of definite-lived intangible assets acquired through business acquisitions.
Selected financial highlights for the three and nine months ended September 30, 2008 compared to the same periods in 2007
NMHC Acquisition
Effective April 30, 2008, the Company completed its acquisition of National Medical Health Card Systems, Inc. (NMHC). The Company believes that NMHC is a complementary company, the acquisition of which is expected to yield benefits for health plan sponsors through more effective cost-management solutions and innovative programs. The Company also believes that it can operate the combined companies more efficiently than either company could have operated on its own. In that regard, the acquisition has enabled the combined companies to achieve significant synergies from purchasing scale and operating efficiencies. Purchasing synergies are largely comprised of purchase discounts and/or rebates obtained from generic and brand name manufacturers and cost efficiencies obtained from retail pharmacy networks. Operating synergies include decreases in overhead expense, as well as increases in productivity and efficiencies by eliminating excess capacity. The Company expects synergies to increase during the remainder of the year. Over the long term, the Company expects that the acquisition will create significant incremental revenue opportunities. These opportunities are expected to be derived from a variety of new programs and benefit designs that leverage client relationships.
Effective with the acquisition, the Company is now comprised of two operating segments: PBM and HCIT.
For the three and nine months ended September 30, 2008, the Company’s financial position and growth prospects continued to strengthen in a number of key areas.
Selected financial highlights for the three months ended September 30, 2008 and 2007 are noted below:
•
Total revenue in 2008 was $318.1 million, which included $297.2 million of revenue from the Company’s new PBM segment, which is largely attributable to the acquisition of NMHC in April 2008, as compared to $22.2 million in 2007.

•
The Company reported net income of $3.5 million, or $0.15 per share (fully-diluted), for the three months ended September 30, 2008 compared to $2.7 million, or $0.12 per share (fully-diluted), for the same period in 2007.

Selected financial highlights for the nine months ended September 30, 2008 and 2007 are noted below:
•
Total revenue in 2008 was $570.2 million, which included $502.0 million of revenue from the Company’s new PBM segment, which is largely attributable to the acquisition of NMHC in April 2008, as compared to $69.6 million in 2007.

•
The Company reported net income of $10.2 million, or $0.44 per share (fully-diluted), for the nine months ended September 30, 2008 compared to $9.4 million, or $0.43 per share (fully-diluted), for the same period in 2007.

Results of Operations
Three months ended September 30, 2008 as compared to the three months ended September 30, 2007

	Three months ended September 30,
In thousands, except per share data	2008	2007
Revenue	$318,101	$22,209
Gross profit	34,886	11,909
Product development costs	2,486	2,419
SG&A	21,863	7,295
Depreciation of property and equipment	1,222	651
Amortization of inangible assets	3,449	396
Interest expense (income), net	1,101	(1,192)
Other income, net	(50)	(41)

Income before income taxes	4,815	2,381
Income tax expense (benefit)	1,276	(299)

Net income	$3,539	$2,680

Diluted earnings per share	$0.15	$0.12
Revenue
Revenue increased $295.9 million to $318.1 million during 2008, primarily due to the NMHC acquisition, and consists primarily of PBM revenue of $297.2 million. Revenue under the contracts acquired in the NMHC acquisition are recorded gross as a principal whereas revenues from the majority of historical PBM contracts of the Company are recorded net as an agent. In addition, revenue increased due to a new contract that began in the second quarter of 2008, which is also reported on a gross basis.
Gross Profit
Gross profit increased $23.0 million during 2008 primarily due to the NMHC acquisition along with the launch of a new contract during the second quarter.
Product Development Costs
Product development costs for the three months ended September 30, 2008 were $2.5 million compared to $2.4 million for the three months ended September 30, 2007. Product development continues to be a key focus of the Company as it continues to pursue development efforts for enhancements of existing products, as well as the development of new offerings, to support its market expansion.
Product development costs include stock-based compensation cost of $0.1 million for the three months ended September 30, 2008 and 2007.
SG&A Costs
SG&A costs for the three months ended September 30, 2008 were $21.9 million compared to $7.3 million for the three months ended September 30, 2007. The increase is largely attributable to the operating expenses associated with the acquisition of NMHC. SG&A costs consist primarily of employee costs in addition to audit, legal, facilities and costs not related to cost of revenue.
SG&A costs include stock-based compensation cost of $0.7 million and $0.9 million for the three months ended September 30, 2008 and 2007, respectively. The decrease is due primarily to one-time adjustments to stock compensation in the third quarter of 2007 related to the re-measurement of certain option grants. In addition, the Company incurred additional stock-based compensation expense in the third quarter of 2008 related to the assumption and grant of restricted stock units with the acquisition of NMHC.
Depreciation
Depreciation expense relates to property and equipment for all areas of the Company except for those related to the cost of revenue functions. Depreciation expense related to cost of revenue has been included in that line item on the consolidated statements of operations. Depreciation expense increased $0.5 million to $1.2 million for the three months ended September 30, 2008 from $0.7 million for the same period in 2007, due primarily to the expense related to new assets acquired with the purchase of NMHC, as well as purchases related to the Company’s expansion of its Lisle, Illinois facility and network capacity.
During the third quarter of 2008, the Company reversed $0.2 million of previously recognized depreciation expense related to an adjustment to the preliminary purchase accounting fair value of property and equipment acquired in the acquisition of NMHC.
Amortization
Amortization expense for the three months ended September 30, 2008 was $3.4 million compared to $0.4 million for the same period in 2007. The increase is due to amortization of intangible assets acquired as a result of the acquisition of NMHC. The Company acquired intangible assets totalling $44.4 million, the bulk of which amortizes over a useful life of eight years. Amortization expense for the remainder of 2008 related to total intangible assets is expected to be $3.1 million.

Interest Income and Expense
Interest income decreased $0.7 million for the three months ended September 30, 2008 as compared to the same period in 2007 due to lower interest rates combined with lower cash balances available for investment. The Company paid approximately $56 million in cash related to the acquisition of NMHC. Interest expense increased to $1.6 million for the three months ended September 30, 2008, primarily due to the long-term debt incurred to finance a portion of the NMHC acquisition in addition to fair value adjustments related to the Company’s derivative instruments. Interest expense on the Company’s term loan totalled $0.8 million for the three months ended September 30, 2008. As a requirement of the long-term debt, the Company entered into an interest rate swap agreement as well as an interest rate cap to help manage the exposure to interest rate fluctuations. The fair value adjustments related to derivative instruments totalled $0.4 million for the three months ended September 30, 2008.
Income Taxes
The Company recognized income tax expense of $1.3 million for the three months ended September 30, 2008, representing an effective tax rate of 27%, compared to a $0.3 million income tax benefit representing an effective tax rate of (13)% for the same period in 2007. The change in the effective tax rate is due primarily to the true-up of the year-to-date effective tax rate for the third quarter of 2007.
Net Income
The Company reported net income of $3.5 million for the three months ended September 30, 2008, or $0.15 per share (fully-diluted), compared to $2.7 million, or $0.12 per share (fully-diluted), for the three months ended September 30, 2007.
Segment Analysis
Effective with the acquisition of NMHC, the Company evaluates segment performance based on revenue and gross profit. A reconciliation of the Company’s business segments to the consolidated financial statements for the three months ended September 30, 2008 and 2007 is as follows (in thousands):

	PBM		HCIT		Consolidated
	2008	2007	2008	2007	2008	2007
Revenue	$297,178	$—	$20,923	$22,209	$318,101	$22,209
Gross profit	$24,524	$—	$10,362	$11,909	$34,886	$11,909
Gross profit %	8.3%	0.0%	49.5%	53.6%	11.0%	53.6%
PBM
Revenue was $297.2 million for the three months ended September 30, 2008, due to the acquisition of NMHC and the launch of a new contract in the second quarter of 2008. PBM revenue consists primarily of sales of prescription drugs and related services.
For the three months ended September 30, 2008, there was $3.9 million of co-payments included in revenue related to prescriptions filled at the Company’s Mail Service pharmacy. Co-payments retained by pharmacies on prescriptions filled for participants are not included in revenue for the three months ended September 30, 2008. Under customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants and as such, the Company does not assume liability for participant co-payments in pharmacy transactions. Therefore, the Company does not include participant co-payments to pharmacies in revenue or cost of revenue.
Cost of revenue was $272.7 million for the three months ended September 30, 2008, nearly all of which was due to the acquisition of NMHC. Cost of revenue is predominantly comprised of the cost of prescription drugs. As a percentage of revenue, cost of revenue was 92% for the three months ended September 30, 2008.
Gross profit was $24.5 million for the three months ended September 30, 2008, nearly all of which was due to the acquisition of NMHC, complemented by new customers and increased volumes not related to the acquisition. Gross profit was 8.3% for the three months ended September 30, 2008.
HCIT
HCIT revenue is comprised of the following components for the three months ended September 30, 2008 and 2007 (in thousands):

	2008	2007
Recurring
Transaction processing	$11,631	$13,180
Maintenance	3,998	4,142

Total recurring	15,629	17,322

Non-Recurring
Professional services	3,836	3,395
System sales	1,458	1,492

Total non-recurring	5,294	4,887

Total revenue	$20,923	$22,209

Cost of revenue applicable to each category of HCIT revenue for the three months ended September 30, 2008 and 2007 is as follows (in thousands):

	2008	2007
Recurring
Revenue	$15,629	$17,322
Cost of revenue	8,002	8,120

Gross profit	$7,627	$9,202

Gross profit %	49%	53%

Non-Recurring
Revenue	$5,294	$4,887
Cost of revenue	2,559	2,180

Gross profit	$2,735	$2,707

Gross profit %	52%	55%
Total HCIT revenue decreased $1.3 million for the three months ended September 30, 2008 as compared to the same period in 2007. On a percentage basis, recurring revenue accounted for 75% and 78% of total HCIT revenue for the three months ended September 30, 2008 and 2007, respectively. Recurring revenue consists of transaction processing and maintenance revenue.
Recurring Revenue: Recurring revenue decreased 10% to $15.6 million for the three months ended September 30, 2008 from $17.3 million for the same period in 2007. This decrease is due primarily to the reclassification of certain customers into the PBM segment effective April 1, 2008. Recurring revenue is subject to fluctuations caused by the following: the number and timing of new customers, fluctuations in transaction volumes, possible termination of contracts and the possibility that customers do not renew current contracts at the end of the term.
Transaction processing revenue, which consists of claims processing, decreased $1.6 million, or 12%, to $11.6 million for the three months ended September 30, 2008 compared to $13.2 million for the same period in 2007, due primarily to the reclassification of certain customers into the PBM segment effective April 1, 2008. Revenue reclassified for these customers totaled $1.6 million for the three months ended September 30, 2008.
Maintenance revenue, which consists of maintenance contracts on system sales, decreased slightly to $4.0 million for the three months ended September 30, 2008 compared to $4.1 million for the same period in 2007.
Non-Recurring Revenue: Non-recurring revenue increased 8% to $5.3 million, or 25% of total HCIT revenue, for the three months ended September 30, 2008 from $4.9 million, or 22% of total HCIT revenue, for the same period in 2007.
Professional services revenue increased $0.4 million, or 13%, to $3.8 million for the three months ended September 30, 2008 compared to $3.4 million for the same period in 2007. Professional services revenue is derived from providing support projects for both system sales and transaction processing clients, on an as-needed basis. This revenue is dependent on customers continuing to require the Company to assist them on both a fixed bid and time and materials basis.
System sales are derived from license upgrades and additional applications for existing and new clients, as well as software and hardware sales to pharmacies that purchase the Company’s pharmacy system. Systems sales revenue remained consistent at $1.5 million for the three months ended September 30, 2008 and 2007.
Cost of Revenue: Cost of revenue increased 3% to $10.6 million for the three months ended September 30, 2008 from $10.3 million for the three months ended September 30, 2007. The increase is due primarily to personnel and support costs related to additional professional service projects for 2008, as well as the growing transaction processing business.
Cost of revenue includes depreciation expense of $0.5 million for the three months ended September 30, 2008 and $0.4 million for the same period in 2007. In addition, cost of revenue includes stock-based compensation expense of $0.1 million each for the three months ended September 30, 2008 and 2007.
Gross Profit: Gross profit margin was 50% for the three months ended September 30, 2008 compared to 54% for the three months ended September 30, 2007. Gross profit decreased $1.5 million to $10.4 million for the three months ended September 30, 2008 as compared to $11.9 million for the same period in 2007. The decrease is due primarily to the reclassification of certain customers to the PBM segment effective April 1, 2008, as well as a decrease in the higher margin maintenance revenue.

Nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007

	Nine months ended September 30,
In thousands, except per share data	2008	2007
Revenue	$570,173	$69,619
Gross profit	78,206	39,996
Product development costs	7,425	7,999
SG&A	47,291	20,501
Depreciation of property and equipment	3,416	1,819
Amortization of intangible assets	6,277	1,188
Interest expense (income), net	198	(3,350)
Other income, net	(15)	(106)

Income before income taxes	13,614	11,945
Income tax expense	3,451	2,576

Net income	$10,163	$9,369

Diluted earnings per share	$0.44	$0.43
Revenue
Revenue increased $500.6 million to $570.2 million during 2008 primarily due to the NMHC acquisition, and consists primarily of PBM revenue of $502.0 million. Revenue under the contracts acquired in the NMHC acquisition are recorded gross as a principal whereas revenue from the majority of historical PBM contracts of the Company are recorded net as an agent. In addition, revenue increased due to a new contract that began in the second quarter of 2008, which is also reported on a gross basis.
Gross Profit
Gross profit increased $38.2 million during 2008, primarily due to the NMHC acquisition as well as the launch of a new contract during the year.
Product Development Costs
Product development costs for the nine months ended September 30, 2008 were $7.4 million compared to $8.0 million for the nine months ended September 30, 2007. Product development continues to be a key focus of the Company as it continues to pursue development efforts for enhancements of existing products, as well as the development of new offerings, to support its market expansion.
Product development costs include stock-based compensation cost of $0.2 million for the nine months ended September 30, 2008 and 2007.
SG&A Costs
SG&A costs for the nine months ended September 30, 2008 were $47.3 million compared to $20.5 million for the nine months ended September 30, 2007. The increase is largely attributable to the operating expenses acquired with the acquisition of NMHC. The Company also incurred approximately $1.9 million in severance expense during the nine months ended September 30, 2008.
SG&A costs include stock-based compensation cost of $2.4 million and $1.8 million for the nine months ended September 30, 2008 and 2007, respectively. The increase is due primarily to new grants issued in late 2007 and 2008 at a higher fair value per option. The Company also incurred additional stock-based compensation expense related to the assumption and grant of restricted stock units in connection with the acquisition of NMHC.
Depreciation
Depreciation expense relates to property and equipment for all areas of the Company except for those related to the cost of revenue functions. Depreciation expense related to cost of revenue has been included in that line item on the consolidated statements of operations. Depreciation expense increased $1.6 million to $3.4 million for the nine months ended September 30, 2008 from $1.8 million for the same period in 2007, due primarily to the expense related to new assets acquired with the purchase of NMHC, as well as purchases related to the Company’s expansion of its Lisle, Illinois facility and network capacity.
Amortization
Amortization expense for the nine months ended September 30, 2008 was $6.3 million compared to $1.2 million for the same period in 2007. The increase is due to amortization of intangible assets acquired as a result of the acquisition of NMHC. Amortization expense on all the Company’s intangible assets is expected to be approximately $9.2 million in 2009.
Interest Income and Expense
Interest income decreased $1.2 million for the nine months ended September 30, 2008 as compared to the same period in 2007, due primarily to lower interest rates and lower cash balances available for investment. Interest expense increased $2.3 million to $2.4 million for the nine months ended September 30, 2008 compared to the same period in 2007, primarily due to the long-term debt incurred to finance a portion of the NMHC acquisition in addition to fair value adjustments related to the Company’s derivative instruments. Interest expense on the Company’s term loan totalled $1.4 million for the nine months ended September 30, 2008. The fair value adjustments related to the derivative instruments totalled $0.4 million for the nine months ended September 30, 2008.
Income Taxes
The Company recognized income tax expense of $3.5 million for the nine months ended September 30, 2008, representing an effective tax rate of 25%, compared to $2.6 million, representing an effective tax rate of 22%, for the same period in 2007. The change in the effective tax rate is due primarily to the comparatively larger release of valuation allowances in 2007, offset partially by the financing structure used to fund the NMHC acquisition and lower statutory tax rates in 2008.

Net Income
The Company reported net income of $10.2 million for the nine months ended September 30, 2008, or $0.44 per share (fully-diluted), compared to net income of $9.4 million, or $0.43 per share (fully-diluted), for the nine months ended September 30, 2007.
Segment Analysis
Effective with the acquisition of NMHC, the Company evaluates segment performance based on revenue and gross profit. A reconciliation of the Company’s business segments to the consolidated financial statements for the nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	PBM		HCIT		Consolidated
	2008	2007	2008	2007	2008	2007
Revenue	$502,038	$—	$68,135	$69,619	$570,173	$69,619
Gross profit	$41,338	$—	$36,868	$39,996	$78,206	$39,996
Gross profit %	8.2%	0.0%	54.1%	57.4%	13.7%	57.4%
PBM
Revenue was $502.0 million for the nine months ended September 30, 2008, nearly all of which was due to the acquisition of NMHC. In addition, revenue includes the launch of a new contract the second quarter of 2008.
For the nine months ended September 30, 2008, there was $6.6 million of co-payments included in revenue related to prescriptions filled at the Company’s Mail Service pharmacy. Co-payments retained by pharmacies on prescriptions filled for participants are not included in revenue for the nine months ended September 30, 2008. Under customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants and as such, the Company does not assume liability for participant co-payments in pharmacy transactions. Therefore, the Company does not include participant co-payments to retail pharmacies in revenue or cost of revenue.
Cost of revenue was $460.7 million for the nine months ended September 30, 2008, nearly all of which was due to the acquisition of NMHC. Cost of revenue is predominantly comprised of the cost of prescription drugs. As a percentage of revenue, cost of revenue was 92% for the nine months ended September 30, 2008.
Gross profit was $41.3 million for the nine months ended September 30, 2008, nearly all of which was due to the acquisition of NMHC, complemented by new customers and increased volumes not related to the acquisition. Gross profit margin was 8.2% for the nine months ended September 30, 2008.
HCIT
HCIT revenue is comprised of the following components for the nine months ended September 30, 2008 and 2007 (in thousands):

	2008	2007
Recurring
Transaction processing	$38,167	$40,106
Maintenance	12,338	12,330

Total recurring	50,505	52,436

Non-Recurring
Professional services	10,693	10,002
System sales	6,937	7,181

Total non-recurring	17,630	17,183

Total revenue	$68,135	$69,619

Cost of revenue applicable to each category of HCIT revenue for the nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	2008	2007
Recurring
Revenue	$50,505	$52,436
Cost of revenue	23,536	22,589

Gross profit	$26,969	$29,847

Gross profit %	53%	57%

Non-Recurring
Revenue	$17,630	$17,183
Cost of revenue	7,731	7,034

Gross profit	$9,899	$10,149

Gross profit %	56%	59%
Total HCIT revenue decreased $1.5 million, or 2%, for the nine months ended September 30, 2008 as compared to the same period in 2007. On a percentage basis, recurring revenue accounted for 74% and 75% of consolidated HCIT revenue for the nine months ended September 30, 2008 and 2007, respectively. Recurring revenue consists of transaction processing and maintenance revenue.
Recurring Revenue: Recurring revenue decreased 3.7% to $50.5 million for the nine months ended September 30, 2008 from $52.4 million for the same period in 2007. This decrease is due primarily to the reclassification of certain customers to the PBM segment effective April 1, 2008. Recurring revenue is subject to fluctuations caused by the following: the number and timing of new customers, fluctuations in transaction volumes, possible termination of contracts and the possibility that customers do not renew current contracts at the end of the term.
Transaction processing revenue decreased $1.9 million, or 5%, to $38.2 million for the nine months ended September 30, 2008 compared to $40.1 million for the same period in 2007, due primarily to the reclassification of certain customers to the PBM segment effective April 1, 2008. Revenue reclassified for these customers totalled $3.6 million.
Maintenance revenue remained consistent at $12.3 million for the nine months ended September 30, 2008. The Company focus continues to be on the retention of its clients and the renewal of these contracts to ensure stability and/or growth in its recurring revenue.
Non-Recurring Revenue: Non-recurring revenue increased to $17.6 million, or 26% of total HCIT revenue, for the nine months ended September 30, 2008 compared to $17.2 million, or 25% of total HCIT revenue, for the same period in 2007.
Professional services revenue increased $0.7 million, or 7%, to $10.7 million for the nine months ended September 30, 2008 compared to $10.0 million for the same period in 2007. The increase is due to more consulting and implementation services performed during the nine months ended September 30, 2008 as compared to the same period last year. Professional services revenue is derived from providing support projects for both system sales and transaction processing clients, on an as-needed basis. This revenue is dependent on customers continuing to require the Company to assist them on both a fixed bid and time and materials basis.
System sales are derived from license upgrades and additional applications for existing and new clients, as well as software and hardware sales to pharmacies that purchase the Company’s pharmacy system. Systems sales revenue decreased $0.3 million, or 3%, to $6.9 million for the nine months ended September 30, 2008 compared to $7.2 million for the same period in 2007.
Cost of Revenue: Cost of revenue increased 6% to $31.3 million for the nine months ended September 30, 2008 from $29.6 million for the nine months ended September 30, 2007. The increase is due primarily to personnel and support costs related to the growing transaction processing business and additional professional service projects for 2008.
Cost of revenue includes depreciation expense of $1.3 million and $1.1 million for the nine months ended September 30, 2008 and 2007, respectively. In addition, cost of revenue includes stock-based compensation expense of $0.4 million and $0.2 million for the nine months ended September 30, 2008 and 2007, respectively.
Gross Profit: Gross profit margin was 54% and 57% for the nine months ended September 30, 2008 and 2007, respectively. Gross profit decreased $3.1 million to $36.9 million for the nine months ended September 30, 2008 as compared to $40.0 million for the same period in 2007. The decrease is primarily due to the reclassification of certain customers to the PBM segment effective April 1, 2008.
Liquidity and Capital Resources
Historically, the Company’s sources of liquidity have primarily been cash provided by operating activities and proceeds from its public offerings. The Company’s principal uses of cash have been to fund working capital, finance capital expenditures, satisfy contractual obligations and to meet acquisition and investment needs. The Company anticipates that these uses will continue to be the principal demands on cash in the future.
At September 30, 2008 and December 31, 2007, the Company had cash and cash equivalents totalling $51.6 million and $90.9 million, respectively. The Company believes that its cash on hand, together with cash generated from operating activities and amounts available under its existing credit facility, will be sufficient to support planned operations through the foreseeable future. At September 30, 2008, cash and cash equivalents consist of cash on hand, deposits in banks, and bank term deposits with original maturities of 90 days or less.

As of September 30, 2008, all of the Company’s cash and cash equivalents were exposed to market risks, primarily changes in U.S. and Canadian interest rates. Declines in interest rates over time will reduce interest income related to these balances.
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
The interest rates applicable to the loans under the Credit Facilities are based on a fluctuating rate measured by reference to either, at US Corp.’s option, (i) a base rate, plus an applicable margin, subject to adjustment, or (ii) an adjusted London interbank offered rate (adjusted for maximum reserves) (“LIBOR”), plus an applicable margin. The initial rate for all borrowings is 2.25% with respect to base rate borrowings and 3.25% with respect to LIBOR borrowings. During an event of default, default interest is payable at a rate that is 2% higher than the rate otherwise applicable. In addition to paying interest on outstanding principal under the Credit Facilities, US Corp. is required to pay an unused commitment fee to the lenders in respect of any unutilized commitments under the Revolving Credit Facility at a rate of 0.50% per annum. US Corp. is also required to pay customary letter of credit fees.
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
Consolidated Balance Sheets
At September 30, 2008, cash and cash-equivalents totaled $51.6 million, down $39.3 million from $90.9 million at December 31, 2007. The decrease is primarily related to cash paid in the acquisition of NMHC ($102.6 million), partially offset by net borrowings under the term loan ($47.8 million).
Selected balance sheet highlights at September 30, 2008 are as follows:
•
Restricted cash totaling $17.8 million relates to cash balances required to be maintained in accordance with various state statues, contractual terms with customers and other customer restrictions. The Company continues to monitor changes in balance requirements that may release restrictions and allow the funds to be used for general corporate purposes.

•
Rebates receivable of $24.2 million relate to billed and unbilled PBM receivables from pharmaceutical manufacturers in connection with the administration of the rebate program in which the Company is the principal contracting party. The receivable and related payables are based on estimates, which are subject to final settlement.

•	The Company’s inventory balance of $6.8 million consists predominately of finished goods of prescription drugs and medical supplies at its Mail Service and Specialty Service pharmacies.
•	Other assets of $1.4 million consist primarily of security deposits totaling $1.0 million related to the Company’s inventory facilities.
•
Customer deposits payable of $13.8 million relate to deposits required by the Company from certain customers in order to satisfy liabilities incurred on the customer’s behalf for the adjudication of pharmacy claims.

Cash flows from operating activities:
For the nine months ended September 30, 2008, the Company generated $20.6 million of cash through its operations. Cash from operations consisted of net income of $10.2 million adjusted for $11.0 million in depreciation and amortization, $3.0 million in stock-based compensation expense, a reduction of accounts receivable of $7.9 million and a reduction in rebate receivable of $3.0 million. These were partially offset by a reduction of accrued liabilities of $4.5 million, an increase in restricted cash of $4.7 million and a reduction in pharmacy benefit management rebates payable of $5.1 million.

Changes in the Company’s cash from operations results primarily from the timing of collections on its accounts receivable and payment or processing of its various accounts payable and accrued liabilities. The Company continually monitors its balance of trade accounts receivable and devotes ample resources to collection efforts on those balances. Rebates receivable and the related payable are primarily estimates based on claims submitted. Rebates are typically paid to customers on a quarterly basis upon receipt of the billed funds from the pharmaceutical manufacturers. The timing of the payments to customers and collections from pharmaceutical manufacturers on rebates causes fluctuations on the balance sheet, as well as in the Company’s cash from operations.
Changes in non-cash items such as depreciation and amortization are caused by the purchase and acquisition of capital and intangible assets. In addition, as assets become fully depreciated or amortized, the related expenses will decrease.
Changes in operating assets and liabilities, as well as non-cash items related to income taxes, will fluctuate based on current tax provision analysis, which is determined by examining taxes actually paid or owed as well as amounts expected to be paid or owed.
For the nine months ended September 30, 2007, the Company generated $11.7 million of cash through its operations, which primarily consisted of $9.4 million of net income adjusted for $4.1 million in depreciation and amortization, $2.3 million in stock-based compensation expense and an increase in accounts payable of $1.0 million. These were partially offset by an increase in income tax recoverable of $2.4 million and an increase in accounts receivable of $3.9 million.
Cash flows from investing activities
For the nine months ended September 30, 2008, the Company used $108.2 million of cash for investing activities, which consisted primarily of the acquisition of NMHC for $102.6 million in cash disbursements, along with the purchases of property and equipment to support increased transaction volume.
As the Company grows, it continues to purchase capital assets to support increases in network capacity and personnel. The Company monitors and budgets these costs to ensure the expenditures aid in its strategic growth plan.
For the nine months ended September 30, 2007, the Company used $6.3 million of cash for investing activities, which consisted of purchases of property and equipment to support increased transaction volume activity, in addition to purchases related to the relocation to new facilities.
Cash flows from financing activities
For the nine months ended September 30, 2008, the Company generated $48.2 million of cash from financing activities, which consisted of the net proceeds from the issuance of long-term debt of $46.0 million along with the exercise of stock options of $1.4 million and a $0.8 million tax benefit on the exercise of stock options.
Cash flows from financing activities generally fluctuate based on the timing of option exercises by the Company’s employees, which is affected by market prices, vest dates and expiration dates. In addition, the Company is required to make quarterly principal payments on its long-term debt which varies based on the loan’s repayment schedules and respective interest rates.
For the nine months ended September 30, 2007, the Company generated $4.6 million of cash from financing activities, which consisted of the proceeds from the exercise of stock options of $2.2 million and the tax benefit on the exercise of stock options of $2.4 million.
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
Contractual Obligations
For the nine months ended September 30, 2008, there have been no significant changes to the Company’s contractual obligations as disclosed in its 2007 annual report on Form 10-K, except for the following items acquired or entered into as a result of the NMHC acquisition (in thousands):

	Less than			More than
	1 year	Years 1-3	Years 4-5	5 years	Total

Long-term debt	$2,640	$10,800	$22,560	$11,760	$47,760
Operating leases acquired	1,301	1,244	—	—	2,545
Capital leases acquired	791	610	54	—	1,455

	$4,732	$12,654	$22,614	$11,760	$51,760

Outstanding Securities
As of October 31, 2008, the Company had 24,051,632 common shares outstanding, 2,077,101 options outstanding and 146,395 restricted stock units outstanding. The options are exercisable on a one-for-one basis into common shares and, upon vesting, the restricted stock units convert into common shares on a one-for-one basis.
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
When the Company enters into arrangements with multiple deliverables, it applies FASB Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), and evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (1) whether the delivered item has value to the customer on a stand-alone basis, (2) whether there is objective and reliable evidence of the fair value of the undelivered item(s), and (3) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. If objective reliable evidence of fair value exists for all units of accounting in the arrangement, revenue is allocated to each unit of accounting or element based on relative fair values. In situations where there is objective and reliable evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the contract consideration. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements.
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
When services are not considered essential to the functionality of the software and significant customization of the software is not required, the entire arrangement fee is allocated to each element in the arrangement based on the respective vendor specific objective evidence (“VSOE”) of the fair value of each element. VSOE used in determining the fair value of license revenues is based on the price charged by the Company when the same element is sold in similar volumes to a customer of similar size and nature on a stand-alone basis. As the Company has not sold many licenses over the past several years, VSOE of fair value for licenses is not always established. VSOE used in determining fair value for installation, integration and training is based on the standard daily rates for the type of services being provided multiplied by the estimated time to complete the task. VSOE used in determining the fair value of maintenance and technical support is based on the annual renewal rates. The revenue allocable to the consulting services is recognized as the services are performed. In instances where VSOE exists for undelivered elements but does not exist for delivered elements of a software arrangement, the Company uses the residual method of allocation of the arrangement fees for revenue recognition purposes. The Company has used the residual method of revenue recognition to determine the amount of revenue to be applied to any software licenses that contain multiple elements for the periods covered in this report as VSOE of fair value of the software license was not available. If VSOE cannot be established for the undelivered elements of a license agreement, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or VSOE can be established.
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
PBM revenue: The Company’s PBM revenue is primarily derived from sales of prescription drugs, together with any associated administrative fees, to customers and participants, either through the Company’s nationwide network of pharmacies, Mail Service or Specialty Service. The Company enters into a fee for service (per claim charges) arrangement with its customers for the payment of administrative fees. Under these fees for service arrangements, the Company is paid contractually agreed-upon rates based upon actual claims adjudicated plus a fixed transaction fee. Revenue related to the sales of prescription drugs by the Company’s nationwide network of pharmacies, Mail Service or Specialty Service is recognized when the claims are adjudicated and the prescription drugs are shipped. Claims are adjudicated at the point-of-sale using the Company’s on-line processing system. Co-payment revenue recognized for these sales of prescription drugs for the three and nine months ended September 30, 2008 was $3.9 million and $6.6 million, respectively. To date, the Company’s Mail Service primarily fills prescriptions for the Company’s customers. Revenue from Specialty Service primarily represents sales of biopharmaceutical drugs and is reported at the net amount billed to third party payors, patients and others. The Company also records as a reduction to revenue any rebates earned from pharmaceutical manufacturers which are payable to the Company’s customers.
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
The Company evaluates customer contracts using the indicators of EITF Issue No. 99-19, Reporting Gross Revenue as a Principal vs. Net as an Agent, to determine whether the Company acts as a principal or as an agent in the fulfillment of prescriptions through the retail pharmacy network. The Company acts as a principal in certain of its transactions with customers and, in these cases, revenues are recognized at the prescription price (ingredient cost plus dispensing fee) negotiated with customers, plus the Company’s administrative fees (“Gross Reporting”). Gross Reporting is appropriate as the Company (i) has separate contractual relationships with customers and with pharmacies, (ii) is responsible to validate and manage a claim through its claims adjudication process, (iii) commits to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (iv) manages the overall prescription drug plan relationship with the patients, who are participants of customers’ plans, and (v) has credit risk for the amount due from the customer. There are also certain contracts for which the Company recognizes revenue on a net basis. The primary factor that results in the recognition of net revenue on these contracts is that the amount the Company earns is primarily fixed.

Rebates
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
Recent Accounting Standards
FASB Statement No. 157
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but applies to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, effective January 1, 2008, the Company has only adopted the provisions of SFAS 157 with respect to its financial assets and liabilities that are measured at fair value within its 2008 financial statements. The Company will adopt the provisions of SFAS 157 for non-financial assets and liabilities in the first quarter of 2009, and is currently evaluating the impact of adopting this portion of the standard.
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
FASB Statement No. 161
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”), which amends and expands the disclosure requirements of SFAS 133. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company’s fiscal year beginning January 1, 2009, and its adoption is not expected to have a material impact to the Company.
FASB Statement No. 141(R)
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
FASB Statement No. 160
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in foreign exchange rates with Canada and interest rates.
There has been no material change in the Company’s exposure to market risk during the nine months ended September 30, 2008 except for the risk of changes in interest rates on the new credit agreement established in April 2008. A 1% increase in interest rates would increase the Company’s interest expense approximately $0.3 million.
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
In designing and evaluating the disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms, and were effective to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act, was accumulated and communicated to management, including to the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
In the ordinary course of business, the Company may become subject to legal proceedings and claims. The Company is not aware of any legal proceedings or claims, which, in the opinion of management, will have a material effect on its financial condition, results of operations or cash flows. However, the results of legal proceedings cannot be predicted with certainty. If the Company failed to prevail in any of these legal matters or if several of these legal matters were resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. The Company can give no assurance, however, that its operating results and financial condition will not be materially adversely affected, or that the Company will not be required to materially change its business practices, based on: (i) future enactment of new healthcare or other laws or regulations; (ii) the interpretation or application of existing laws or regulations, as they may relate to the Company’s business or the pharmacy benefit management industry; (iii) pending or future federal or state governmental investigations of the Company’s business or the pharmacy benefit management industry; (iv) institution of government enforcement actions against the Company; or (v) adverse developments in other pending or future legal proceedings against the Company or affecting the pharmacy benefit management industry.
ITEM 1A. Risk Factors
The Company has disclosed the most significant factors that can impact year-to-year comparisons and may affect the future performance of the Company’s businesses in the company’s 2007 Annual Report on Form 10-K. On a quarterly basis, the Company reviews these risks and makes updates as appropriate. The following are certain factors which had been edited or added based upon that review and previously disclosed in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008.
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
The Medicare Part D program in which we participate is based upon extremely complex laws and regulations that are subject to interpretation. As a result, there is at least a reasonable possibility that our recorded estimates of receivables from the Centers for Medicare and Medicaid Services (“CMS”) may change by a material amount in the near term. Additionally, our noncompliance with such laws and regulations could result in fines, penalties and exclusion from the Medicare program.
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
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”) created a new, voluntary prescription drug benefit for Medicare beneficiaries entitled to Medicare benefits under Part A or enrolled in Medicare Part B effective January 1, 2006. We currently participate in the administration of the Medicare drug benefit: (i) through the provision of PBM services to our health plan customers and other customers that have qualified as a national prescription drug plan (“PDP”) or a “Medicare Advantage” plan (“MA-PD”), and (ii) by assisting employers, unions and other health plan customers that qualify for the retiree drug subsidy available under Medicare Part D by collecting and submitting eligibility and/or drug cost data to the CMS for them in order to obtain the subsidy. Our existing PBM business could be adversely affected if our customers decide to discontinue providing prescription drug benefits altogether to their Medicare-eligible members. We are not yet able to assess the impact that Medicare Part D will have on our customers’ decisions to continue to offer a prescription drug benefit to their Medicare-eligible members.
In addition, as an approved PDP sponsor, we are a direct contractor to the federal government and subject to the rules, regulations and enforcement authority of the federal government over its contractors. In addition, under regulations established by CMS governing participation in the Medicare Part D program, our subsidiary, NMHC Group Solutions, a risk-bearing entity regulated under state insurance laws and must obtain licensure as a domestic insurance company. NMHC Group Solutions has been approved to operate as a risk-bearing entity in its domicile state, Delaware, as required by CMS, and has obtained approval from all but two state insurance departments that it is not required to maintain a risk bearing license in such states. We did not continue to provide our PDP to individual Medicare Part D enrollees in 2008 and CMS has acknowledged our intent to provide the PDP Medicare benefits solely to employer groups. In addition, as of January 1, 2008, we are only providing non-risk bearing Medicare benefits to employer groups that will reimburse us directly for any prescription drug costs. We do not intend to offer our PDP to employer groups in instances where we could be subject to risk.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 16, 2008, the Company granted an aggregate of 51,000 restricted stock units to ten former NMHC employees that are current employees of the Company. These grants were made pursuant to the exemption provided under Section 4(2) if the Securities Act of 1933. These restricted stock units vest in one-fourth increments on each grant date anniversary, with 100% being vested on the fourth anniversary date.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
None.

ITEM 5. Other Information
Employment Agreement with John Romza
On November 6, 2008, the Company entered into an employment agreement with John Romza, its Executive Vice President, Research and Development and Chief Technology Officer (the “Romza Employment Agreement”). The Romza Employment Agreement is effective as of November 6, 2008 and supersedes Mr. Romza’s prior employment agreement, which was effective June 19, 2007 (a copy of which is filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007). The initial term of the Romza Employment Agreement ends on June 30, 2010 with one year automatic renewals each year thereafter unless earlier terminated. The term will not be renewed for a renewal year if either the Company or Mr. Romza provides notice of intent not to renew at least 60 days prior to the expiration of the initial term or applicable renewal term. Any such notice provided by the Company that results in Mr. Romza’s employment with the Company terminating will be deemed to be a Termination by the Company Without Cause (as defined in the Romza Employment Agreement). The Romza Employment Agreement provides that during its term Mr. Romza will serve as Executive Vice President, Research and Development and Chief Technology Officer of the Company. The Romza Employment Agreement provides for an annual base salary of $270,000 (subject to annual review and adjustment by the Company’s Chairman and Chief Executive Officer and the Company’s Compensation Committee) and an incentive compensation bonus targeted at 65% of Mr. Romza’s annual base salary (the specific percentage to be set annually by the Board of Directors of the Company). In addition, the Romza Employment Agreement provides for, concurrent with the execution of the agreement, a grant of stock options to purchase 10,000 common shares of the Company at fair market value (as defined in the Company’s stock option plan). Such options will have a five year term and vest one-fourth each year on the anniversary of the grant date. The Romza Employment Agreement also provides for a monthly car allowance, expense reimbursement for reasonably incurred business expenses, life insurance and standard health and dental insurance benefits.
Under the Romza Employment Agreement, in the event the Romza Employment Agreement terminates because of Mr. Romza’s death, Total Disability, Resignation, or Termination by the Company for Cause (as such terms are defined in the Romza Employment Agreement), Mr. Romza would be entitled to receive his annual base salary and accrued but unused vacation through the date of termination and be entitled to participate in the Company’s executive welfare plans and programs through the date of termination and, to the extent permitted under such plans and programs, thereafter. If the Romza Employment Agreement is terminated as a result of a Termination by the Company Without Cause (as defined in the Romza Employment Agreement), Mr. Romza would be entitled to receive, (i) his annual base salary and accrued but unpaid vacation through the date of termination, (ii) a payment equal to his incentive compensation bonus target for the year in which the agreement was terminated, prorated to the date of termination and (iii) a severance payment equal to his then-current annual base salary, payable according to the Company’s regular payroll schedule. If the Romza Employment Agreement is terminated as a result of a Termination Arising Out of a Change of Control (as defined in the Romza Employment Agreement), Mr. Romza would be entitled to receive (i) his annual base salary and accrued but unpaid vacation through the date of termination, (ii) a payment equal to his incentive compensation bonus target for the year in which the agreement was terminated, prorated to the date of termination and (iii) a severance payment equal to two times his then-current annual base salary plus an amount equal to his incentive compensation bonus target for the year at the time of termination.
The Romza Employment Agreement also specifies certain post-employment obligations, including obligations related to: (i) non-disclosure of the Company’s trade secrets, confidential and proprietary information; (ii) non-solicitation of the Company’s employees; and (iii) non-solicitation of the Company’s customers. This summary of the Romza Employment Agreement is not complete and is subject to and qualified by reference to the Romza Employment Agreement which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Employment Agreement with Mike Bennof
On November 6, 2008, the Company entered into an employment agreement with Mike Bennof, its Executive Vice President, Healthcare Information Technology (the “Bennof Employment Agreement”). The Bennof Employment Agreement is effective as of November 6, 2008 and supersedes Mr. Bennof’s prior employment agreement, dated June 29, 2007 (a copy of which is filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007). The initial term of the Bennof Employment Agreement ends on June 30, 2010 with one year automatic renewals each year thereafter unless earlier terminated. The term will not be renewed for a renewal year if either the Company or Mr. Bennof provides notice of intent not to renew at least 60 days prior to the expiration of the initial term or applicable renewal term. Any such notice provided by the Company that results in Mr. Bennof’s employment with the Company terminating will be deemed to be a Termination by the Company Without Cause (as defined in the Bennof Employment Agreement). The Bennof Employment Agreement provides that during its term Mr. Bennof will serve as Executive Vice President, Healthcare Information Technology of the Company. The Bennof Employment Agreement provides for an annual base salary of $280,000 (subject to annual review and adjustment by the Company’s Chairman and Chief Executive Officer and the Company’s Compensation Committee) and an incentive compensation bonus targeted at 65% of Mr. Bennof’s annual base salary (the specific percentage to be set annually by the Board of Directors of the Company). In addition, the Bennof Employment Agreement provides for, concurrent with the execution of the agreement, a grant of stock options to purchase 15,000 common shares of the Company at fair market value (as defined in the Company’s stock option plan). Such options will have a five year term and vest one-fourth each year on the anniversary of the grant date. The Bennof Employment Agreement also provides for a monthly car allowance, expense reimbursement for reasonably incurred business expenses, life insurance and standard health and dental insurance benefits.
Under the Bennof Employment Agreement, in the event the Bennof Employment Agreement terminates because of Mr. Bennof’s death, Total Disability, Resignation, or Termination by the Company for Cause (as such terms are defined in the Bennof Employment Agreement), Mr. Bennof would be entitled to receive his annual base salary and accrued but unused vacation through the date of termination and be entitled to participate in the Company’s executive welfare plans and programs through the date of termination and, to the extent permitted under such plans and programs, thereafter. If the Bennof Employment Agreement is terminated as a result of a Termination by the Company Without Cause (as defined in the Bennof Employment Agreement), Mr. Bennof would be entitled to receive, (i) his annual base salary and accrued but unpaid vacation through the date of termination, (ii) a payment equal to his incentive compensation bonus target for the year in which the agreement was terminated, prorated to the date of termination and (iii) a severance payment equal to his then-current annual base salary, payable according to the Company’s regular payroll schedule. If the Bennof Employment Agreement is terminated as a result of a Termination Arising Out of a Change of Control (as defined in the Bennof Employment Agreement), Mr. Bennof would be entitled to receive (i) his annual base salary and accrued but unpaid vacation through the date of termination, (ii) a payment equal to his incentive compensation bonus target for the year in which the agreement was terminated, prorated to the date of termination and (iii) a severance payment equal to two times his then-current annual base salary plus an amount equal to his incentive compensation bonus target for the year at the time of termination.

The Bennof Employment Agreement also specifies certain post-employment obligations, including obligations related to: (i) non-disclosure of the Company’s trade secrets, confidential and proprietary information; (ii) non-solicitation of the Company’s employees; and (iii) non-solicitation of the Company’s customers. This summary of the Bennof Employment Agreement is not complete and is subject to and qualified by reference to the Bennof Employment Agreement which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
ITEM 6. Exhibits

Exhibit
Number	Description of Document	Reference

10.1	Amended and Restated 2000 Restricted Stock Grant Plan of September 16, 2008	Filed herewith

10.2	Employment agreement, effective as of November 6, 2008, between SXC Health Solutions Corp. and John Romza	Filed herewith

10.3	Employment agreement, effective as of November 6, 2008, between SXC Health Solutions Corp. and Mike Bennof	Filed herewith

10.4	Employment agreement, effective as of November 6, 2008, between SXC Health Solutions Corp. and B. Greg Buscetto	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SXC Health Solutions Corp.
November 6, 2008	By:	/s/ Jeffrey Park
Jeffrey Park
Chief Financial Officer (on behalf of the registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document	Reference

10.1	Amended and Restated 2000 Restricted Stock Grant Plan of September 16, 2008	Filed herewith

10.2	Employment agreement, effective as of November 6, 2008, between SXC Health Solutions Corp. and John Romza	Filed herewith

10.3	Employment agreement, effective as of November 6, 2008, between SXC Health Solutions Corp. and Mike Bennof	Filed herewith

10.4	Employment agreement, effective as of November 6, 2008, between SXC Health Solutions Corp. and B. Greg Buscetto	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith