Form 10-K
period 2008-12-31
SXC Health Solutions Corp.
filed 2009-03-13
CIK 1363851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

SXC HEALTH SOLUTIONS CORP.
(Exact name of registrant as specified in its charter)

Yukon Territory (State or other jurisdiction of incorporation or organization)	000-52073 (Commission File Number)	75-2578509 (I.R.S. Employer Identification Number)

2441 Warrenville Road, Suite 610, Lisle, Illinois 60532-3642
(Address of principal executive offices, zip code)
Registrant’s phone number, including area code (800) 282-3232

Title of each class	Name of Each Exchange on Which Registered

Common Stock	NASDAQ Global Market Toronto Stock Exchange

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2008 was $321,787,125 based on the closing price of $13.67 as reported on the then NASDAQ Global Market. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates.

As of February 28, 2009, there were 24,448,211 shares outstanding of the Registrant’s no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of SXC Health Solutions Corp.’s Definitive Proxy Statement to be filed on or about April 9, 2009 (the “Proxy Statement”) are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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

These forward-looking statements are based largely on SXC Health Solutions Corp.’s current expectations and are subject to a number of risks and uncertainties, including, without limitation, those identified under “Risk Factors” and elsewhere in this Form 10-K. Actual results could differ materially from results referred to in the forward-looking statements. In addition, important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in SXC Health Solutions Corp.’s business or growth strategy or an inability to execute its strategy due to changes in its industry or the economy generally. In light of these risks and uncertainties, there can be no assurances that the results referred to in the forward-looking statements contained in this Form 10-K will in fact occur. SXC Health Solutions Corp. undertakes no obligation to, and expressly disclaims any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, changes to future results over time or otherwise.

PART I

THE COMPANY

ITEM 1.	BUSINESS

The following description of the business should be read in conjunction with the information included elsewhere in this Form 10-K for the year ended December 31, 2008. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Form 10-K. References in this Form 10-K to “we,” “our,” “us,” or the “Company,” refer to SXC Health Solutions Corp.

OVERVIEW

SXC Health Solutions Corp. (the “Company”) is a leading provider of pharmacy benefit management (“PBM”) services and healthcare IT (“HCIT”) solutions to the healthcare benefit management industry. The Company’s product offerings and solutions combine a wide range of PBM software applications, application service provider (“ASP”) processing and pharmacy benefit management services, and professional services designed for many of the largest organizations in the pharmaceutical supply chain, such as pharmacy benefit managers, managed care organizations, self-insured employer groups, retail pharmacy chains, and state and federal government entities. The Company’s PBM services include electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail service pharmacy claims management, specialty pharmacy claims management, Medicare Part D services, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, data access, and reporting and information analysis. The Company owns a mail service pharmacy (“Mail Service”) and a specialty service pharmacy (“Specialty Service” or “Ascend”). In addition, the Company is a national provider of drug benefits to its customers under the federal government’s Medicare Part D program. The Company’s HCIT solutions are available on a license basis with on-going maintenance and support or on a transaction fee basis using an ASP model. The Company’s payer customers include over 70 Managed Care Organizations, Blue Cross Blue Shield organizations, government agencies, employers and intermediaries such as PBM’s. The Company’s provider customers include over 1,400 independent, regional chain, institutional, and mail-order pharmacies. The solutions offered by the Company’s services assist both payers and providers in managing the complexity and reducing the cost of their prescription drug programs and dispensing activities.

Effective June 27, 2007, the Company changed its name to SXC Health Solutions Corp. (formerly Systems Xcellence Inc.) and continued to conduct business under the Business Corporations Act (Yukon). Shareholders approved the name change and the continuance at the annual and special meeting of shareholders held May 12, 2007. The Company’s principal executive offices are located at 2441 Warrenville Road, Suite 610, Lisle, Illinois 60532. The Company’s telephone number is 800-282-3232.

The Company conducts business in both the United States and Canada. For the years ended December 31, 2008, 2007 and 2006, the Company recognized revenue of $859.0 million, $89.2 million and $78.7 million, respectively, from the United States. Revenue from Canada for the same periods were $3.9 million, $3.9 million and $2.2 million, respectively.

On February 26, 2008, the Company announced that it had entered into a definitive agreement to acquire National Medical Health Card Systems, Inc. (“NMHC”). The purchase price was funded with a combination of cash and the Company’s stock, resulting in a transaction value as of the date of announcement of $143.8 million. The acquisition closed in the second quarter of 2008.

The Company issued approximately 2.8 million shares of its common stock in the transaction. In addition, the Company financed a portion of the purchase price through a new $48.0 million secured term loan and a $10.0 million secured revolving credit facility.

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

•	informedRx® — PBM services such as pharmacy network management can be provided to the Company’s customers using the Company’s own system software and services;

•	Web-enabled technology — the Company provides on-line transaction processing solutions through web-enabled, real-time transaction processing technology;

•	ASP processing — solutions can be “rented” on a transaction or subscription basis from the Company’s data centers in Lisle, Illinois and Scottsdale, Arizona;

•	Software solutions — licensed software products can be sold in addition to systems implementation and consulting services and maintenance; and

•	Custom applications — the Company’s base technology can be coupled with its software development and systems integration services.

Payer Products and Services Offered by the Company

PBM Services — informedRx

The Company’s informedRx offering is a broad suite of à la carte PBM services that provide a flexible and cost-effective alternative to traditional PBM offerings typically employed by health plans, government agencies and employers. The Company provides a broad range of pharmacy spend management solutions and information technology capabilities. Its product offerings and solutions combine a wide range of PBM software applications, ASP processing services, and professional services designed for many of the largest organizations in the pharmaceutical supply chain, such as pharmacy benefit managers, managed care organizations, self-insured employer groups, retail pharmacy chains, unions, third party health care plan administrators and state and federal government entities. The Company’s clients have gained increased control of their pharmacy benefit dollars and maximized cost control and quality of care through a full range of pharmacy spend management services, including:

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

Benefit Plan Design and Management — Accommodate any plan design option required and support an unlimited number of benefit design variations. The Company provides benefit design configuration support to clients, in accordance with mutually developed processes. Benefit designs can be modified online, in real time, by the Company or by the client’s staff.

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

Drug Utilization Review (“DUR”) — Pre-dispensing DUR edit checks are performed on an online, real-time basis between mail and retail pharmacies. All prescriptions are checked for participant eligibility and plan design features and are then compared against previous histories of prescriptions filled by the same pharmacy, by other participating retail network pharmacies and by the mail service pharmacy.

Clinical Services and Consulting — Consultative and technical expertise to augment, develop, deploy and support any additional clinical programs. Clients also have the option of using the Company’s clinical programs, which incorporate complete prescription drug information to reduce the growth rate of prescription drug costs and increase the quality of care and member safety. The Company offers a comprehensive clinical management strategy that addresses potential fraud and abuse, compliance and utilization management to drive the highest quality of care, with potential ingredient cost savings.

Reporting and Information Analysis Solutions — Providing two main levels of reporting: A standard reporting package (which includes a large menu of unique reports), and an online analytical decision support tool, RxTRACK®, designed to meet and exceed the Company’s clients’ expectations.

Mail Service— informedMAIL gives members flexibility, privacy and easy access to their medications while offering significant plan savings to the client. To provide a higher standard of service and to assert greater control over outcomes for our clients, informedMAIL offers a full-service, state of the art mail service pharmacy located in Miramar, Florida that provides:

•	Convenient and easy-to-use mail service delivery to anywhere in the U.S.;

•	Prompt, caring and attentive service from our team of registered pharmacists and customer service representatives (“CSR”);

•	A quality-controlled dispensing process that is a standard-bearer in the industry;

•	Numerous order and reorder options;

•	Free shipping and delivery for most medications;

•	Privacy, Security and Confidentiality, measures in place to ensure all information is held in strictest confidence; and

•	One-stop shopping through our website, www.nmhcmail.com, where members can choose from a wide selection of over the counter (“OTC”) brand name vitamins, supplements and other non-prescription products.

informedMAIL provides mail service as an option based on the needs of the client and provides a great benefit for members who take maintenance medications. The savings expected for mail service are dependent on plan copays, current discount rates, and utilization patterns.

Specialty Service— Ascend SpecialtyRx located in Portland, Maine utilizes a program that will initially decrease current costs and improve the long term value members receive for the money spent, which is crucial with total spending on these medications doubling in the last 2-3 years.

The Ascend SpecialtyRx model for specialty therapy medication management uses a highly trained and specialized clinical staff organized in disease pods and patient-centric, evidence based clinical treatment protocols. During patient enrollment into the Ascend Specialty Medication Therapy Management Program the care team communicates with the patient obtaining a complete medical and pharmacy history and crafts an individualized treatment plan including patient education, counseling and expected therapy outcomes. A communication channel is established with the patient’s physician and other important caregivers or case managers as needed. There is no additional cost to the Plan or patient for Specialty Medication Therapy Management programs provided by Ascend Specialty and the cost for the specialty medications is generally lower than retail pricing.

Web Services — A suite of Web Services that enables clients to interact with the claims processing system using a standardized protocol in a secure environment. This method of access provides the Company’s clients with the freedom to build products, tools and reports that utilize data throughout their enterprises. Once the raw data is in house, it can be used by the client as appropriate, thus providing far greater flexibility and return on investment. A member website, RxPORTALTM, invites members to learn more about their prescription benefit programs, medication histories, drug information and related industry news. This site can be customized with a client’s logo and name, links to the organization’s Internet home site, and up-to-date news bulletins about the organization.

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

Other products

•	RxMAX® is a rebate management system that is designed to assist health plans in managing their relationships with pharmaceutical manufacturers through contract management, record keeping, calculating market share, and creating billing details and summaries.

•	RxTRACK® is a data warehouse and analysis system that delivers information to the desktop of health benefit plan providers, facilitating on-line analytical processing.

•	Integrail Pathfindertm PRO is a comprehensive software application that enables a wide array of users to understand the impact of healthcare resource allocation and medical decision-making through the incorporation of risk prediction and episode profiling technologies. The application offers users an intuitive system for navigating through data to pinpoint variations in resource utilization and quality of care. The tool offers both a standardized library of reports and robust ad hoc query capabilities that are designed to provide flexible, easy access to complex information.

•	RxPORTALtm allows customers to interact with the patients formulary and drug history in a secure environment allowing patients and health plans to access industry leading tools and up to date information.

•	Zynchros provides a suite of on-demand formulary management tools to help payers effectively manage their formulary programs, and to maintain Medicare Part D compliance in their programs.

•	The HBS Retail Pharmacy Management System (“RPMS”) is designed to save time and eliminate manual calculations for quick response in a fast paced retail pharmacy environment. For groups of pharmacies, the HBS Common Profile System offers all the features of the RPMS in addition to the ability to centralize the administration of all stores through a single central processing unit. The HBS Chain-Host System is designed for multi-site pharmacies that have a need to share central database information. In addition, HBS provides pharmacy management systems for institutional and mail-order pharmacies as well as a complete suite of services ranging from customer support and training, third-party data, hardware and technical support.

•	RxEXPRESS® is a pharmacy practice management application that provides information processing and workflow solutions supporting primarily mail-order, managed care and high volume central fill pharmacies. RxEXPRESS provides pharmacy services, such as patient refill orders, patient compliance and patient profile applications, electronic prescribing and refill authorizations, pharmacy website hosting and interfaces and complete mail service, out-patient pharmacy management inventory control and pricing management. The system also provides workflow control, clinical analysis, third-party payment and administrative services support.

The Industry

The Company believes the key market factors that influence spending on information technology solutions and services by participants in the pharmaceutical supply chain are the amount spent on prescription drugs and the associated volume of prescription drugs dispensed and insurance claims processed each year. According to IMS Health (“IMS”), approximately 3.8 billion pharmacy prescriptions were written and filled in the United States during 2007 — representing a retail value in excess of $280 billion. Based on the factors described below, the Company expects drug utilization rates to continue to rise in the future. The Company estimates that the current market opportunity for its information technology and services in its industry is significant, and is growing at a rate in excess of the drug utilization rate alone due to the following factors:

Aging population.  According to the U.S. Census Bureau, the U.S. population is expected to age rapidly through 2030, when 19.5% of the population will be over the age of 65, compared to 12.0% in 2000. Older Americans require more medications than their younger counterparts — often 20 to 40 prescriptions annually, according to the Centers for Medicare and Medicaid Services (“CMS”). The increase in prescriptions due to an aging population is expected to drive demand for senior-focused clinical programs and benefit plans, as well as information technology decision support tools to facilitate on-line analytical assessment of specific population trends, which will address the pharmacy benefit management needs of an aging population.

Rising drug prices.  According to the National Association of Chain Drug Stores (“NACDS”), the average prescription price in the U.S. was $69.91 in 2007, a 4.4% increase over 2006, the average brand name prescription was $119.51 in 2007, a 11.2% increase over 2006, and the average generic drug prescription was $34.34 in 2007, a 9.4% increase over 2006. Industry solutions to counter rising drug prices include supporting clinical programs that help promote generic and clinically equivalent, lower-cost preferred drug products, utilization management programs, such as prior authorization and step-therapy, to help ensure that patients who can benefit from therapies are identified and that cost-effective treatment is encouraged, and tools to identify clinically appropriate, cost-saving opportunities.

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

Direct-to-consumer advertising.  According to IMS, pharmaceutical manufacturers spent over $11.9 billion in sales and marketing related activities in 2004, much of it devoted to “life-style” drugs. The Company believes that the rapid increase in direct-to-consumer advertising for prescription drugs has had a significant impact on drug spending and prescribing. According to IMS, spending on direct-to-consumer advertising, typically to advertise newer, higher-priced drugs, was 15 times greater in 2004 than in 1994. PBM program solutions help to ensure appropriate drug use, and real-time web-based tools provide consumers easy access to plan-specific drug cost, quality and safety information to help identify lower cost clinically equivalent alternatives.

Shortage of registered pharmacists.  According to the NACDS, the U.S. labour pool for pharmacists has failed to keep pace with the growth of prescription drug use. There are currently over 4,000 openings for pharmacists in the retail pharmacy chain industry, and between 2004 and 2010, the supply of community pharmacists is expected to increase only 7.8% compared to an estimated 27% increase in the number of prescriptions dispensed. The Company expects that the shortage of pharmacists and the increased volume of prescriptions will continue to increase demand for information technology solutions that improve workflow and promote efficient pharmacy operations.

Medicare Part D.  The Company believes that the introduction of the Medicare Part D outpatient prescription drug benefit is the most significant recent development affecting prescription drug coverage in the U.S. Medicare Part D is a program that subsidizes the costs of prescription drugs for Medicare beneficiaries. According to CMS, in 2008, over 25 million beneficiaries are enrolled for coverage under the Medicare Part D prescription drug plan which became effective on January 1, 2006. Generally, Medicare Part D beneficiaries represent an older demographic of the population with a higher utilization rate of prescription drugs, thereby increasing the transactions processed. In addition to standard drug benefits, participating drug programs have offered a wide variety of benefit plans. While CMS is currently utilizing technical standards and processes that are already in common use in the pharmacy claims industry, the Company believes that significant new functionality will be needed to meet the future demands of this program. Medicare Part D has impacted the demand for Pharmacy Benefit Management as well as information technology as the Company’s customers were required to update their systems, and the Company believes they will continue to require support to maintain these systems.

Competition

The Company competes with numerous companies that provide the same or similar services. Its competitors include three large publicly traded companies to several small and privately owned companies which compete for a significant part of the market. The principal competitive factors are quality of service, scope of available services and price. The ability to be competitive is influenced by the Company’s ability to negotiate prices with pharmacies and drug manufacturers. Some of the Company’s competitors have been in existence for longer periods of time and are better established. Some of them also have broader public recognition, substantially greater financial and marketing resources, and more experienced management. In addition, some of the Company’s customers and potential customers may find it desirable to perform for themselves those services now being rendered by the Company.

The Company’s ability to attract and retain customers is substantially dependent on its capability to provide competitive pricing, efficient and accurate claims management, utilization review services and related reporting, and consulting services.

The pharmaceutical supply chain market requires solutions which address the unique needs of each constituent in the supply chain. The Company’s payer and provider customers require robust and scaleable technical solutions as well as the ability to ensure cost efficiency for themselves and their customers. The Company’s product offerings include a wide range of PBM services and software products for managing prescription drug programs and for drug prescribing and dispensing. The Company’s payer suite of products includes a wide range of pharmacy benefits management and claims adjudication systems as well as informedRx, the Company’s suite of PBM services. The Company’s provider suite of products includes pharmacy practice management systems, point-of-sale applications and related prescription fulfillment services, which can be integrated with other pharmacy and patient management systems for full enterprise-wide control.

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

•	Leading technology and platform: The Company’s technology is robust, scaleable and web-enabled. The Company’s payer offerings supported over 440 million transactions in 2008, efficiently and in real-time. The Company’s platform is able to instantly cross-check multiple processes, such as reviewing claim eligibility, adverse drug reaction and properly calculating member, pharmacy and payer payments. As the Company’s technology is built on flexible, database-driven rule sets and broad functionality applicable for most any book of business, the Company believes it has one of the most comprehensive claims processing platforms in the market. This allows the Company to provide more comprehensive PBM services through informedRx by offering the Company’s customers a selection of what services they would like the Company to perform versus requiring them to accept a one-size-fits-all solution. The Company believes this à la carte offering is a key differentiator from its competitors.

The Company’s provider solutions have been built to address the cost conscious independent, institutional and chain retail pharmacy marketplace. The Company’s solutions offer features and functionality available to larger chains at a cost effective price. By developing technology which focuses on saving key strokes for the pharmacist, the Company develops workflow efficiencies for the pharmacy. In addition, the Company’s RxEXPRESS mail-order system provides a scaleable platform to support the Company’s customer’s complex prescription drug home delivery needs including workflow, imaging and integrated credit, billing and shipping support.

•	Measurable cost savings for the Company’s customers: The Company provides its customers with increased control over prescription drug costs and drug benefit programs. The Company’s solutions and services are designed to generate in-store and corporate efficiencies related to the fulfillment of prescriptions. The Company’s transparent pricing models and flexible product offerings are designed to deliver measurable cost savings to the Company’s customers. The Company believes transparent pricing is a key differentiator from its competitors for its customers who want to gain control of their prescription drug costs. For example, the Company’s pharmacy network contracts and manufacturer rebate agreements are made available by the Company to each customer. For customers who select the Company’s pharmacy network and manufacturer rebate services on a fixed fee per transaction basis, there is clarity to the rebates and other fees payable by the manufacturer to the client. The Company believes that its transparent model together with the flexibility to select from the Company’s broad range of à la carte services helps its customers realize measurable cost savings.

•	Experienced and proven management team: The Company has a senior management team of industry veterans with a proven track record for profitable growth both organically and through acquisitions. Many core members of the Company’s senior management also have a long service history with the Company or the companies it has acquired. The Company’s management team has a broad network of relationships in the industry and deep product knowledge, and the Company believes this to be a key competitive advantage.

Our Business Strategy

The Company seeks to enhance its position as a leading provider of Pharmacy Spend Management tm solutions and PBM services to the pharmaceutical supply chain in the U.S. and Canada. The Company’s primary strategies are:

•	Expand the breadth of the Company’s informedRx services for health plans, self-insured employers and government agencies that sponsor pharmacy benefit plans: Within the Company’s informedRx suite of products, it has several key initiatives underway which the Company believes will help it to expand its revenue per claim and make the Company more competitive in the broader market. The Company has built the informedRx suite beyond its claims processing capabilities to offer competitively priced pharmacy networks, manufacturer rebate contracts and clinical programs, to enable the Company’s customers to have more control over their drug spending. With the Company’s diversified product portfolio and the market demand for greater transparency in pricing of prescription drugs, the Company believes it is in an attractive market environment for informedRx to prosper.

•	Provide additional informedRx services to the Company’s existing payor customer base: Based on the success the Company has had to date with informedRx, it intends to sell additional services to the Company’s existing customers through its Company’s informedRx suite of products which include the Company’s mail and specialty pharmacies. The Company may also make capital investments in technology to further improve the quality of its products. By providing a broader range of services, the Company believes that it can increase its customer base and the breadth of products utilized by each customer, thereby increasing the Company’s revenue base.

•	Target large Public Sector fee-for-service opportunities: Based on the success the Company has had to date with Public Sector opportunities, it intends to sell additional services to State Medicaid, Federal and Provincial plans. The Company sells PBM technology solutions to support pharmacy claims processing, Medicaid rebate invoicing, and sophisticated pharmacy claims Prior Authorization workflow and processing, among other services.

•	Aggressively pursue large health plan technology upgrades: The Company’s goal is to be the industry’s leading provider of tools, technology and services to help its customers better manage pharmacy programs, and in turn, to reduce the cost of drug delivery and enhance the healthcare experience for their plan members.

•	Sell Resident Care Management offerings throughout the LTC/Institutional Pharmacy market: The long-term care market often faces the challenge of balancing the conflicting goals of containing healthcare costs, while maintaining and even improving the health of nursing home residents. The dynamics of the nursing home facility/pharmacy/resident relationship, in addition to regulatory restrictions governing the health, safety and well-being of residents, drive this market’s need for efficient pharmacy management. Long-term care (“LTC”) facilities — including assisted living and skilled nursing facilities — are looking for integrated systems that offer efficient claims processing and adjudication services, cost-saving clinical opportunities, census management and business analysis capabilities.

REGULATORY DEVELOPMENTS

Foreign Private Issuer Status:  The Company is traded on both the Toronto Stock Exchange and the Nasdaq Global Market. In connection with the acquisition of NMHC, a majority of the Company’s outstanding common shares became held by U.S. residents. As a result, the Company ceased to be a “foreign private issuer” (as defined in Rule 3b-4(c) of the Securities Exchange Act of 1934) and is required to file its financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) with the Securities and Exchange Commission (“SEC”), with a reconciliation of significant differences from accounting principles generally accepted in Canada (“CDN GAAP”) with the Ontario Securities Commission (“OSC”). The Company is required to include a reconciliation to CDN GAAP to the OSC for two years, ending with the 2009 annual report on Form 10-K.

GOVERNMENT REGULATION

Various aspects of the Company’s business are governed by federal and state laws and regulations. Because sanctions may be imposed for violations of these laws, compliance is a significant operational requirement. The Company believes it is in substantial compliance with all existing legal requirements material to the operation of its business. There are, however, significant uncertainties involving the application of many of these legal requirements to its business. In addition, at any given time, there are numerous proposed health care laws and regulations at the federal and state levels, many of which could adversely affect the Company’s business, results of operations and financial condition. The Company is unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to its business or the health care industry in general, or what effect any such legislation or regulations might have on it. The Company also cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws or regulations that could have a material adverse effect on its business or financial performance.

Some of the state laws described below may be preempted in whole or in part by the Employee Retirement Income Security Act of 1974 (“ERISA”), which provides for comprehensive federal regulation of employee benefit plans. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings. The Company also provides services to certain clients, such as governmental entities, that are not subject to the preemption provisions of ERISA.

Federal Laws and Regulations Affecting the PBM Industry

The following descriptions identify various federal laws and regulations that affect or may affect aspects of the Company’s PBM business:

Legislation and Litigation Affecting Drug Prices

Average wholesale price (“AWP”) is a standard pricing unit published by third party data sources and currently used throughout the pharmacy benefits industry as the basis for determining drug pricing under contracts with clients, pharmacies and pharmaceutical manufacturers. The calculation and reporting of AWP have been the subject of investigations by federal and state governments and litigation brought against pharmaceutical manufacturers and data services that report AWP. The Company is not responsible for calculations, reports or payments of AWP; however such investigations or lawsuits could impact its business because many of its customer contracts, pharmaceutical purchase agreements, retail network contracts and other agreements use AWP as a pricing benchmark. In October 2006, First DataBank (“FDB”), one of two primary sources of AWP price reporting, announced that it had entered into a settlement agreement relating to its AWP reporting, subject to final court approval. Under the terms of the proposed settlement agreement, FDB agreed, among other things, to reduce the reported AWP of certain drugs by four percent and to discontinue the publishing of AWP at a future time. In May 2007, Medi-Span, the other primary source of AWP price reporting, entered into a similar settlement agreement, also subject to final court approval. In July 2008, the court denied approval of the FDB and Medi-Span settlements as proposed. In July of 2008, the court gave preliminary approval to amended settlement agreements that would still provide for reduction of the reported AWP of certain drugs by four percent, but would no longer require FDB or Medi-Span to discontinue publishing AWP in the future, although allowing them to do so. There can be no guarantee of what the final settlement will provide.

Changes to AWP will likely require the Company to amend its current contracts with pharmacies in its retail network, pharmacy manufacturers, and some of its customers, as well as requiring changes to be made to its software and systems to accommodate a new pricing mechanism. The Company believes that payors, pharmacy providers and solution providers may begin to evaluate other pricing benchmarks as the basis for contracting for prescription drugs and benefit management services in the future. These changes, as well as any changes proposed by the federal government and the states regarding the reimbursement for drugs by Medicaid and Medicare, could impact the Company’s pricing to customers and other payors and could impact its ability to negotiate discounts with manufacturers, wholesalers, or retail pharmacies. The Company is unable to predict whether any such changes will be adopted on a larger scale, and whether such changes would have a material adverse effect on its business, results of operations, financial condition or cash flows.

Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

The Medicare voluntary outpatient prescription drug benefit (“Part D”) established under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) became effective on January 1, 2006. The MMA also created new guidelines for Medicare HMOs, termed Medicare Advantage Plans, which offer both an outpatient prescription drug benefit and health care coverage.

Medicare beneficiaries who elect Part D coverage pay a monthly premium for the covered outpatient drug benefit. Assistance with premiums and cost sharing are provided to eligible low-income beneficiaries. The voluntary outpatient prescription drug benefit requires coverage of essentially the same pharmaceuticals that are approved for the Medicaid program, although selection may be restricted through a formulary. The new outpatient prescription drug benefit is offered on an insured basis by prescription drug plans (“PDPs”) in 34 regions across the United States and by Medicare Advantage Plans, along with health care coverage, in 26 regions across the United States.

As a PDP plan sponsor and in its capacity as a subcontractor with certain Part D Plan clients, the Company is subject to certain federal rules, regulations, and sub-regulatory guidance pertaining to the operation of Medicare Part D. If the federal Centers for Medicare & Medicaid Services (“CMS”) determines that the Company has not performed satisfactorily as a subcontractor, CMS may request the Company’s PDP or Medicare Advantage Plan client to revoke its Part D activities or responsibilities. While the Company believes that it provides satisfactory level of service, under its respective contract and subcontracts, it can give no assurances that CMS or a Part D Plan will not terminate its business relationships insofar as they pertain to Medicare Part D.

PDPs and Medicare Advantage Plans are subject to provisions of the MMA intended to deter “fraud, waste and abuse” and are strictly monitored by CMS and its contracted Medicare Drug Integrity Contractors (“MEDICs”) to ensure that Part D program funds are not spent inappropriately. In April 2006, CMS issued a final chapter 9 to the Medicare Prescription Drug Benefit Manual interpreting the fraud, waste and abuse provisions of Part D, referred to as the “FWA Guidance.” Among other things, the FWA Guidance cites the following examples of potential PBM fraud, waste and abuse risks in connection with Part D: prescription drug switching, unlawful remuneration, inappropriate formulary decisions, prescription drug splitting or shorting, and failure to offer negotiated prices. CMS has offered additional sub-regulatory guidance regarding some of these risk areas, particularly with respect to the Part D formulary decision making process which is highly regulated by CMS. No assurance can be given that the Company will not be subject to scrutiny or challenge under one or more of the underlying laws by the government enforcers or private litigants.

Also in 2006, CMS issued guidance to PDPs and Medicare Advantage Plans requiring that such plans report 100% of all price concessions received for PBM services. This CMS guidance suggests that best practices would require PDPs and Medicare Advantage Plans to contractually require the right to audit their PBMs as well as require 100% transparency as to manufacturer rebates paid for drugs provided under the sponsor’s plan, including the portion of such rebates retained by the PBM as part of the price concession for the PBM’s services. The Company does not anticipate that such disclosures will have a materially adverse effect on its business, results of operations, financial condition, or cash flows.

Federal Anti-Remuneration/Fraud and Abuse Laws.

The federal healthcare Anti-Kickback Statute prohibits, among other things, an entity from paying or receiving, subject to certain exceptions and safe harbors, any remuneration, directly or indirectly, to induce the referral of individuals covered by federally funded health care programs, including Medicare, Medicaid and the Civilian Health and Medical Program of the Uniformed Services (“CHAMPUS”) or the purchase, or the arranging for or recommending of the purchase, of items or services for which payment may be made in whole or in part under Medicare, Medicaid, CHAMPUS or other federally funded health care programs. Sanctions for violating the Anti-Kickback Statute may include imprisonment, criminal and civil fines, and exclusion from participation in the federally funded health care programs.

The federal healthcare Anti-Kickback Statute has been interpreted broadly by courts, the Office of Inspector General, referred to as the “OIG” within the U.S. Department of Health & Human Services (“DHHS”) and other administrative bodies. Because of the statute’s broad scope and the limited statutory exceptions, federal regulations establish certain safe harbors from liability. For example, safe harbors exist for certain properly disclosed and reported discounts received from vendors, certain investment interests, certain properly disclosed payments made by vendors to group purchasing organizations, certain personal services arrangements, and certain discount and payment arrangements between PBMs and HMO risk contractors serving Medicaid and Medicare members. A practice that does not fall within an exception or a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. In the absence of an applicable exception or safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases of products or services that are reimbursed by federal health care programs. Among the practices that have been identified by the OIG as potentially improper under the statute are certain product conversion programs in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription, or recommending or requesting such a change, from one drug to another. The Anti-Kickback Statute has been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies as well as to PBMs in connection with such programs.

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

Federal Statutes Prohibiting False Claims.

The Federal False Claims Act imposes civil penalties for knowingly making or causing to be made false claims with respect to governmental programs, such as Medicare and Medicaid, for services not rendered, or for misrepresenting actual services rendered, in order to obtain higher reimbursement. Private individuals may bring qui tam or whistleblower suits against providers under the Federal False Claims Act, which authorizes the payment of a portion of any recovery to the individual bringing suit. Such actions are initially required to be filed under seal pending their review by the Department of Justice. A few federal district courts have interpreted the Federal False Claims Act as applying to claims for reimbursement that violate the anti-kickback statute or federal physician self-referral law under certain circumstances. The Federal False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed to be a separate violation of the Federal False Claims Act. Criminal provisions that are similar to the Federal False Claims Act provide that a corporation may be fined if it is convicted of presenting to any federal agency a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency.

In 2008, the Company did directly contract with the federal government to provide services to beneficiaries of federally funded health programs. Therefore, the Company did directly submit claims to the federal government. In addition, the Company does contract with and provide services to entities or organizations that are federal government contractors, such as

Medicare Part D PDPs. There can be no assurance that the government would not potentially view one or more of the Company’s actions in providing services to federal government contractors as causing or assisting in the presentment of a false claim. The Company does not believe it is in violation of the Federal False Claims Act and it has a corporate compliance and ethics program, policies and procedures and internal controls in place to help maintain an organizational culture of honesty and integrity.

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

FDA Regulation.

The U.S. Food and Drug Administration (“FDA”) generally has authority to regulate drug promotional materials that are disseminated by or on behalf of a drug manufacturer. In January 1998, the FDA issued a Notice and Draft Guidance regarding its intent to regulate certain drug promotion and switching activities of PBMs that are controlled, directly or indirectly, by drug manufacturers. After extending the comment period due to numerous industry objections to the proposed draft, the FDA has taken no further action on the Notice and Draft Guidance. However, there can be no assurance that the FDA will not attempt again to assert jurisdiction over aspects of the Company’s PBM business in the future and, although it is not controlled directly or indirectly by any drug manufacturer, the future impact of the FDA regulation could materially adversely affect the Company’s business, results of operations, financial condition or cash flows.

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

Numerous lawsuits have been filed against PBMs and pharmaceutical manufacturers under various state and federal antitrust laws by retail pharmacies throughout the United States challenging certain branded drug pricing practices. The complaints allege, in part, that the defendant PBMs accepted rebates and discounts from pharmaceutical manufacturers on purchases of brand-name prescription drugs and conspired with other PBMs to fix prices in violation of the Robinson Patman Act and the Sherman Antitrust Act. The suits seek unspecified monetary damages, including treble damages, and injunctive relief.

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

State Anti-Remuneration/False Claims Laws.

Several states have laws and/or regulations similar to the federal healthcare Anti-Kickback Statute and Federal False Claims Act described above. Such state laws are not necessarily limited to services or items for which federally funded health care program payments may be made. Such state laws may be broad enough to include improper payments made in connection with services or items that are paid by commercial payors. Sanctions for violating these state anti-remuneration and false claims laws may include injunction, imprisonment, criminal and civil fines and exclusion from participation in the state Medicaid programs. Additionally, under the Deficit Reduction Act of 2005, discussed in greater detail below, states are incentivized to pass broad false claims legislation similar to the Federal False Claims Act and there has been activity in several states during 2006, 2007 and 2008 to do so.

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

The Company believes that it is in substantial compliance with the legal requirements imposed by such laws and regulations. However, there can be no assurance given that the Company will not be subject to scrutiny or challenge under one or more of these laws, or under similar consumer protection theories.

State Comprehensive PBM Regulation.

Legislation directly regulating PBM activities in a comprehensive manner has been introduced in a number of states. In addition, legislation has been proposed in some states seeking to impose fiduciary obligations or disclosure requirements on PBMs. If enacted in a state in a form that is applicable to the operations it conducts there, this type of legislation could materially adversely impact the Company. Maine and the District of Columbia have each enacted a statute imposing fiduciary and disclosure obligations on PBMs. Similarly, both North Dakota and South Dakota have relatively comprehensive PBM laws that, among other things, increase financial transparency and regulate therapeutic interchange programs.

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

In addition, certain quasi-regulatory organizations, including the National Association of Boards of Pharmacy and the National Association of Insurance Commissioners (“NAIC”) have issued model regulations or may propose future regulations concerning PBMs and/or PBM activities, and NCQA, the Utilization Review Accreditation Commission (“URAC”) or other credentialing organizations may provide voluntary standards regarding PBM activities. In 2007, for example, URAC finalized PBM accreditation standards for PBMs serving the commercially insured market. While the actions of these quasi-regulatory organizations do not have the force of law, they may influence states to adopt their requirements or recommendations and influence customer requirements for PBM services. Moreover, any standards established by these organizations could also impact our health plan customers and/or the services we provide to them.

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

Network Access Legislation.

A majority of states now have some form of legislation affecting the Company’s ability to limit access to a pharmacy provider network, referred to as any willing provider legislation, or removal of a network provider, referred to as due process legislation. Such legislation may require the Company or its clients to admit any retail pharmacy willing to meet the plan’s price and other terms for network participation, or may provide that a provider may not be removed from a network except in compliance with certain procedures. Similarly, there are any willing pharmacy provisions applicable to Medicare Part D plans. These statutes have not materially affected the Company’s business.

State Legislation Affecting Plan or Benefit Design.

Some states have enacted legislation that prohibits certain types of managed care plan sponsors from implementing certain restrictive design features, and many states have legislation regulating various aspects of managed care plans, including provisions relating to the pharmacy benefits. For example, some states, under so-called freedom of choice legislation, provide that members of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers. Other states have enacted legislation purporting to prohibit health plans from offering members financial incentives for use of mail service pharmacies. Legislation has been introduced in some states to prohibit or restrict therapeutic intervention, to require coverage of all FDA-approved drugs or to require coverage for off-label uses of drugs where those uses are recognized in peer-reviewed medical journals or reference compendia. Other states mandate coverage of certain benefits or conditions and require health plan coverage of specific drugs, if deemed medically necessary by the prescribing physician. Such legislation does not generally apply to us directly, but may apply to certain of the Company’s clients, such as HMOs and health insurers. If legislation were to become widely adopted, it could have the effect of limiting the economic benefits achievable through PBMs. This development could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

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

Pharmacy Licensure and Regulation

The Company is subject to state and federal statutes and regulations governing the operation of mail service pharmacies and the dispensing of controlled substances. The Company’s pharmacies deliver prescription drugs and supplies to individuals in all 50 states. The practice of pharmacy is generally regulated at the state level by state boards of pharmacy. Each of the Company’s pharmacies must be licensed in the state in which it is located. Also, many of the states where the Company delivers pharmaceuticals, including controlled substances, have laws and regulations that require out-of-state mail service pharmacies to register with that state’s board of pharmacy or similar regulatory body. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. Federal controlled substance laws require the Company to register its pharmacies with the United States Drug Enforcement Administration and to comply with security, recordkeeping, inventory control and labeling standards in order to dispense controlled substances. The Company is also subject to certain federal and state laws affecting on-line pharmacies because it dispenses prescription drugs pursuant to refill orders received through its Internet websites, among other methods. Several states have proposed new laws to regulate on-line pharmacies, and federal regulation of on-line pharmacies by the FDA or another federal agency has also been proposed. Other statutes and regulations may affect our mail service operations. For example, the Federal Trade Commission (“FTC”) requires mail service sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the products to be sold, to fill mail service orders within thirty days and to provide clients with refunds when appropriate. In addition, the United States Postal Service has statutory authority to restrict the transmission of drugs and medicines through the mail. The Company’s pharmacists are subject to state regulation of the profession of pharmacy and employees engaged in a professional practice must satisfy applicable state licensing requirements.

Deficit Reduction Act of 2005.

The Deficit Reduction Act of 2005 (“DRA”) came into law on February 8, 2006 enacting significant changes to the Medicaid system, a state and federally funded program, with respect to prescription drugs. Among other things, the DRA revises the methodology used to determine federal upper payment limits, the maximum amount a state can reimburse, for generic drugs under Medicaid, permits stronger cost-sharing requirements applicable to Medicaid prescription drugs, and contains provisions intended to reduce fraud, waste and abuse in the Medicaid program. The DRA’s fraud, waste and abuse provisions, among other things, incentivize states to enact their own false claims acts, mirrored on the Federal False Claims Act, described above, and appropriate federal funding to increase scrutiny of the Medicaid program. The fraud, waste and abuse provisions also include a provision intended to strengthen Medicaid’s status as payer of last resort relative to private health insurance by specifying that PBMs and self-insured plans may be liable third parties. The provisions in the DRA have the potential to impact the PBM industry by means of increased prosecutorial and private litigant scrutiny of the pharmaceutical industry in general, which may include PBMs. Additionally, the DRA mandates the public availability of pharmaceutical manufacturer average manufacturer prices (“AMPs”) and creates incentives to states to use AMPs for Medicaid reimbursement, potentially paving the way for a more general market shift in reimbursement mechanisms from average wholesale price-based methodologies to AMP-based methodologies, discussed in more detail, above, under “Legislation and Litigation Affecting Drug Prices.” Additionally, the third party recovery provisions in the DRA may lead to greater financial recoveries from third party PBMs in cases where Medicaid was not properly a primary payor on a drug claim, even where a PBM is not financially at risk.

Privacy and Confidentiality Legislation.

The Company’s activities involve the receipt, use and disclosure of confidential health information, including disclosure of the confidential information to a participant’s health benefit plan, as permitted in accordance with applicable federal and state privacy laws. In addition, the Company uses and discloses de-identified data for analytical and other purposes. Many state laws restrict the use and disclosure of confidential medical information, and similar new legislative and regulatory initiatives are underway in several states. To date, no such laws adversely impact the Company’s ability to provide its services, but there can be no assurance that federal or state governments will not enact such legislation, impose restrictions or adopt interpretations of existing laws that could have a material adverse effect on its business, results of operations, financial condition or cash flows.

The Health Insurance Portability and Accountability Act of 1996 and the regulations issued thereunder (collectively “HIPAA”) impose extensive requirements on the way in which health plans, healthcare providers, healthcare clearinghouses (known as “covered entities”) and their business associates use, disclose and safeguard protected health information (“PHI”), including requirements to protect the integrity, availability and confidentiality of electronic PHI.

The final privacy regulations (“Privacy Rule”) issued by the DHHS pursuant to HIPAA, gives individuals the right to know how their PHI is used and disclosed, the right to access, amend and obtain information concerning certain disclosures of PHI. Covered entities, such as pharmacies and health plans, are required to provide a written Notice of Privacy Practices to individuals that describe how the entity uses and discloses PHI, and how individuals may exercise their rights with respect to their PHI. For most uses and disclosures of PHI other than for treatment, payment, healthcare operations or certain public policy purposes, HIPAA generally requires that covered entities obtain a valid written individual authorization. In most cases, use or disclosure of PHI must be limited to the minimum necessary to achieve the purpose of the use or disclosure. Criminal penalties and civil sanctions may be imposed for failing to comply with HIPAA standards.

The Company is itself a covered entity under HIPAA in connection with its operation of a mail service pharmacy and specialty pharmacy. In connection with its other PBM activities, the Company is not considered a covered entity. However, the Company’s health plan clients and pharmacy customers are covered entities, and are required to enter into business associate agreements with vendors, such as PBMs, that perform a function or activity for the covered entity that involves the use or disclosure of individually identifiable health information. The business associate agreements mandated by the Privacy Rule create a contractual obligation for the PBM to perform its duties for the covered entity in compliance with the Privacy Rule.

The final transactions and code sets regulation (the “Transaction Rule”) promulgated under HIPAA requires that all covered entities that engage in electronic transactions use standardized formats and code sets. It is incumbent upon PBMs to conduct all such transactions in accordance with the Transaction Rule to satisfy the obligations of their covered entity clients. DHHS promulgated a National Provider Identifiers (“NPI”) Final Rule which will require health plans to utilize NPIs in all Standard Transactions. NPIs will replace National Association of Boards of Pharmacy numbers for pharmacies, Drug Enforcement Agency numbers for physicians and similar identifiers for other health care providers.

The Company is undertaking the necessary arrangements to ensure that its standard transactions remain compliant with the Transaction Rule subsequent to the implementation of NPI Final Rule. The final security regulations (the “Security Rule”) issued pursuant to HIPAA mandate the use of administrative, physical and technical safeguards to protect the confidentiality of electronic health care information. Similarly to the other two rules issued pursuant to HIPAA, the Security Rule applies to covered entities. The Company has made the necessary arrangements to ensure compliance with the Security Rule.

While implementation of the Privacy Rule, Transaction Rule and the Security Rule (the “HIPAA Regulations”) is relatively new and future regulatory interpretations could alter the Company’s assessment, it currently believes that compliance with the HIPAA Regulations should not have a material adverse effect on its business operations. Also, pursuant to HIPAA, state laws that are more protective of medical information are not pre-empted by HIPAA. Therefore, to the extent states enact more protective legislation, the Company could be required to make significant changes to its business operations.

Independent of any regulatory restrictions, individual health plan sponsor clients could increase limitations on the Company’s use of medical information, which could prevent it from offering certain services.

Future Regulation.

The Company is unable to predict accurately what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to its businesses or the health care industry in general, or what effect any such legislation or regulations might have on it. For example, the federal government and several state governments have considered Patients’ Bill of Rights and other similar legislation aimed primarily at improving quality of care provided to individuals in managed care plans. Some of the initiatives would provide greater access to drugs not included on health plan formularies, giving participants the right to sue their health plan for malpractice, and mandating an appeals or grievance process. There can be no assurance that federal or state governments will not impose additional restrictions, via a Patients’ Bill of Rights or otherwise, or adopt interpretations of existing laws that could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

EMPLOYEES

As of December 31, 2008, the Company had 940 employees, primarily located in Lisle, Illinois and Port Washington, New York, whose services are devoted full time to SXC Health Solutions Corp. and its subsidiaries. The Company has never had a work stoppage. The Company’s personnel are not represented by any collective bargaining unit and are not unionized. The Company considers its relations with its personnel to be good. The Company’s future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense.

FINANCIAL INFORMATION ABOUT SEGMENTS

Effective with the acquisition of NMHC in April 2008, the Company operates in two reportable operating segments, PBM and HCIT, which provide both recurring and non-recurring revenues from the pharmaceutical benefits management industry. Financial information about the Company’s two geographical areas is described in Notes 9 and 14 to Item 8, “Financial Statements and Supplementary Data,” to this Form 10-K.

CUSTOMERS

The Company generates a significant portion of its revenue from a small number of customers and for the year ended December 31, 2008, the State of Hawaii accounted for 11.2% of revenue and Boston Medical Health Center accounted for 12.3% of revenue, respectively. The loss of either of these significant customers, or the loss of other customers that could be significant in the aggregate, could have a material adverse effect on the Company’s results of operations.

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

We cannot be assured that pharmaceutical providers and payers will purchase our products and services. If we fail to achieve broad acceptance of our products and services by pharmaceutical providers, payers and other healthcare industry participants or if we fail to position our services as a preferred method for information management and pharmaceutical healthcare delivery, our business, financial condition and results of operations will be materially adversely affected.

The electronic healthcare information market is rapidly evolving. A number of market entrants have introduced or developed products and services that are competitive with one or more components of our offerings. We expect that additional companies will continue to enter this market. In new and rapidly evolving industries, there is significant uncertainty and risk as to the demand for, and market acceptance of, products and services. Because the markets for our products and services are evolving, we are not able to predict the size and growth rate of the markets with any certainty. We cannot be assured that the markets for our products and services will continue to grow or, if they do, that they will be strong and continue to grow at a sufficient pace. If markets fail to grow, grow more slowly than expected or become saturated with competitors, our business, financial condition and results of operations will be materially adversely affected.

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

The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. For example, the Balanced Budget Act of 1997 (Public Law 105-32) contained significant changes to Medicare and Medicaid and had an impact for several years on healthcare providers’ ability to invest in capital intensive systems. In addition, HIPAA and Canadian privacy statutes directly impact the healthcare industry by requiring various security and privacy measures in order to ensure the protection of patient health information. More recently, increased government involvement in healthcare, such as the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (which introduced the Medicare Part D benefit effective January 1, 2006), the Deficit Reduction Act of 2005, and other U.S. initiatives at both the federal and state level could lower reimbursement rates and otherwise change the business environment of our customers and the other entities with which we have a business relationship. Further, existing laws and regulations are subject to changing interpretation by courts, regulatory agencies, and agency officials. These factors affect the purchasing practices and operation of healthcare organizations. U.S. federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system and to change healthcare financing and reimbursement systems. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our product offerings. The healthcare industry is expected to continue to undergo significant changes for the foreseeable future, and we cannot predict the effect of possible future legislation and regulation on our business, financial condition and results of operations.

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

We look to the acquisition of other businesses as a way to achieve our strategy of expanding our product offerings and customer base. The successful implementation of this acquisition strategy depends on our ability to identify suitable acquisition candidates, acquire companies on acceptable terms, integrate the acquired company’s operations and technology successfully with our own and maintain the goodwill of the acquired business. We are unable to predict whether or when it will be able to identify any suitable additional acquisition candidates or, the likelihood that any potential acquisition will be completed. It is also possible that a potential acquisition will be dilutive to existing shareholders. In addition, while we believe we have the experience and know-how to integrate acquisitions, such efforts entail significant risks including, but not limited to:

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

Contracts in the prescription drug industry, including our contracts with our retail network pharmacies and with our PBM customers, generally use certain published benchmarks to establish pricing for prescription drugs. These benchmarks include Average Wholesale Price (“AWP”), Average Sales Price (“ASP”), Average Manufacturer Price (“AMP”) and Wholesale Acquisition Cost (“WAC”). Most of our contracts utilize the AWP standard. Recent events, including the FDB and Medi-Span litigation described in the Government Regulation section, have raised uncertainties as to whether payors, pharmacy providers, PBMs and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated or whether other pricing benchmarks will be adopted for establishing prices within the industry.

Changes in reporting of AWP, or in the basis for calculating reimbursement proposed by the federal government and certain states, and other legislative or regulatory adjustments that may be made regarding the reimbursement of payments for drugs by Medicaid and Medicare, could impact our pricing to customers and other payors and could impact our ability to negotiate discounts with manufacturers, wholesalers, or retail pharmacies. In some circumstances, such changes could also impact the reimbursement that we receive from Medicare or Medicaid programs for drugs covered by such programs and from MCOs that contract with government health programs to provide prescription drug benefits. In addition, it is possible that payors and pharmacy providers will begin to evaluate other pricing benchmarks as the basis for contracting for prescription drugs and PBM services in the future, and the effect of this development on our business cannot be predicted at this time. Due to these and other uncertainties, we can give no assurance that the short or long term impact of changes to industry pricing benchmarks will not have a material adverse effect on our financial performance, results of operations and financial condition in future periods.

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

We receive fees from our clients for administering a rebate program with pharmaceutical manufacturers based on the use of selected drugs by members of health plans sponsored by our clients, as well as fees for other programs and services. We believe our business, results of operations, financial condition or cash flows could suffer if:

•	we lose relationships with one or more key pharmaceutical manufacturers;

•	we are unable to finalize rebate contracts with one or more key pharmaceutical manufacturers in the future, or are unable to negotiate interim arrangements;

•	rebates decline due to the failure of our health plan sponsors to meet market share or other thresholds;

•	legal restrictions are imposed on the ability of pharmaceutical manufacturers to offer rebates or purchase our programs or services;

•	pharmaceutical manufactures choose not to offer rebates or purchase our programs or services; or

•	rebates decline due to contract branded products losing their patents.

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

Congress periodically considers proposals to reform the U.S. healthcare system. These proposals may increase government involvement in healthcare and regulation of PBM or pharmacy services, or otherwise change the way we do business. These proposals may also increase governmental regulation of managed care plans. Some of these initiatives would, among other things, require that health plan members have greater access to drugs not included on a plan’s formulary and give health plan members the right to sue their health plans for malpractice when they have been denied care. Health plan sponsors may react to these proposals and the uncertainty surrounding them by cutting back or delaying the purchase of our PBM services, and manufacturers may react by reducing rebates or reducing supplies of certain products. These proposals could lead to a decreased demand for our services or to reduced rebates from manufacturers. We cannot predict what effect, if any, these proposals may have on its businesses. Other legislative or market-driven changes in the healthcare system that we cannot anticipate could also materially adversely affect our business, financial condition and results of operations.

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

In addition, the healthcare information technology market is characterized by rapid technological change and increasingly sophisticated and varied customer needs. To successfully compete in this market, we must continue to enhance our existing products and services, anticipate and develop new technology that addresses the needs of our existing and prospective customers and keep pace with changing industry standards on a timely and cost-effective basis. The development of our proprietary technology entails significant technical and business risks, and it may not be successful in using new technologies effectively or in adapting our proprietary technology to evolving customer requirements or industry practice. Moreover, competitors may develop products that are more efficient, less costly, or otherwise better received by the market than us. We cannot be assured that we will be able to introduce new products in a timely manner, or at all, or that such products will achieve market acceptance.

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

An important strategy for us is to increase our revenue per transaction. One of the ways in which we seek to do this is through our informedRx expanded service offering. InformedRx offers health plan sponsors a wide variety of PBM services. This service offering consists of benefit plan design, management and claims adjudication, retail pharmacy network management, formulary management, clinical services, rebate management and the operations of our Mail and Specialty pharmacies. We are developing this business by leveraging our existing managed care customer base, technology platform and processing infrastructure. Since we do not have significant experience with offering and providing some of these services, there are considerable risks involved with this strategy.

We may be liable for the consequences of the use of incorrect or incomplete data that we provide.

We provide data, including patient clinical information, to pharmaceutical providers for their use in dispensing prescription drugs to patients. Third-party contractors provide us with most of this data. If this data is incorrect or incomplete, adverse consequences, including severe injury or death, may occur and give rise to product liability and other claims against us. In addition, a court or government agency may take the position that our delivery of health information directly, including through pharmaceutical providers, or delivery of information by a third-party site that a consumer accesses through our websites, exposes it to personal injury liability, or other liability for wrongful delivery or handling of healthcare services or erroneous health information. While we maintain product liability insurance coverage in an amount that we believe is sufficient for our business, we cannot be assured that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. A claim brought against us that is uninsured or under-insured could materially harm our business, financial condition and results of operations. Even unsuccessful claims could result in substantial costs and diversion of management resources.

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

Contracts with our customers have complex calculations. We are consistently in the process of, implementing procedures to improve our monitoring of material contractual obligations. We continue to issue credit memos to customers related to meeting, among other things, pricing performance guarantees. The continued issuance of credit memos could adversely affect our business, profitability and growth prospects.

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

Various aspects of our business may subject us to litigation and liability for damages, for example, the performance of PBM services and the operation of our call centers and website. A successful product or professional liability claim in excess of our insurance coverage where we are required to pay damages, incur legal costs or face negative publicity could have a material adverse effect on our business, results of operations, financial condition or cash flows, our business reputation and our ability to attract and retain clients, network pharmacies, and employees. While we intend to maintain professional and general liability insurance coverage at all times, we cannot provide assurance that we will be able to maintain insurance in the future, that insurance will be available on acceptable terms or that insurance will be adequate to cover any or all potential product or professional liability claims.

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

We are dependent on key customers.

We generate a significant portion of our revenue from a small number of customers and for the year ended December 31, 2008; one customer accounted for 12.3% and another for 11.2% of our total revenue. If our existing customers elect not to renew their contracts with us at the expiry of the current terms of those contracts, our recurring revenue base will be reduced, which could have a material adverse effect on our results of operations. Furthermore, we sell most of our computer software and services to PBM organizations, Blue Cross/Blue Shield organizations, managed care organizations and retail/mail-order pharmacy chains. If the healthcare benefits industry or our customers in the healthcare benefits industry experience problems, they may curtail spending on our products and services and our business and financial results could be materially adversely affected. For example, we may suffer a loss of customers if there is any significant consolidation among firms in the healthcare benefits industry or other participants in the pharmaceutical supply chain or if demand for pharmaceutical claims processing services should decline.

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

We do not have any patents on our technology. Nonetheless, our business plan is predicated on our proprietary systems and technology. Accordingly, protecting our intellectual property rights is critical to our continued success and our ability to maintain our competitive position. We protect our proprietary rights through a combination of trademark, trade secret and copyright law, confidentiality and non-disclosure agreements with our employees, consultants, customers and suppliers, and limiting access to our trade secrets and technology. We cannot be assured that the steps we have taken will prevent misappropriation of our technology, which could have a material adverse effect on our competitive position. Also, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our intellectual property by reverse-engineering the functionality of our systems or otherwise obtain and use information that we regard as proprietary.

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

We may be unable to obtain, retain the right to use or successfully integrate third-party licenses for the use in our solutions, which could prevent us from offering the products and services which use those technologies.

We use third-party licenses for some of the technology used in our solutions, and intend to continue licensing technologies from third parties. These licenses are they type that ordinarily accompany the business that we conduct. However, these licenses might not continue to be available to us on commercially reasonable terms or at all in the future. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Although we are not dependant upon any individual license and believe that substitutes are generally available, our inability to obtain or renew any of these licenses could delay development of our new product offerings or prevent us from selling our existing solutions until equivalent technology can be identified, licensed and integrated, or developed by us, and there is no assurance as to when we would be able to do so, if at all. Lack of access to required licenses from third parties could harm our business, financial condition and results of operations.

Most of our third-party licenses are non-exclusive. Our competitors may obtain the right to use any of the technology covered by these licenses and use the technology to attempt to compete more effectively with us. Our use of third-party technologies exposes us to risks associated with the integration of components from various sources into our solutions, such as unknown software errors or defects or unanticipated incompatibility with our systems and technologies. In addition, if our vendors choose to discontinue support of the licensed technology in the future or are unsuccessful in their continued research and development efforts, are unable to continue their business, decide to discontinue dealings with us or are acquired by a competitor or other party that does not wish to deal with us, we may not be able to modify or adapt our own solutions to use other available technologies in a timely manner, if at all.

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

We cannot predict whether or when future healthcare reform initiatives by U.S. federal or state, Canadian or other foreign regulatory authorities will be proposed, enacted or implemented or what impact those initiatives may have on our business, financial condition or results of operations. Additionally, government regulation could alter the clinical workflow of physicians, hospitals and other healthcare participants, thereby limiting the utility of our products and services to existing and potential customers and resulting in a negative impact on market acceptance of our products and services.

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

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MMA”) created a new, voluntary prescription drug benefit for Medicare beneficiaries entitled to Medicare benefits under Part A or enrolled in Medicare Part B effective January 1, 2006. We currently participate in the administration of the Medicare drug benefit: (i) through the provision of PBM services to our health plan customers and other customers that have qualified as a PDP or a “Medicare Advantage” plan (“MA-PD”), and (ii) by assisting employers, unions and other health plan customers that qualify for the retiree drug subsidy available under Medicare Part D by collecting and submitting eligibility and/or drug cost data to CMS for them in order to obtain the subsidy. Our existing PBM business could be adversely affected if our customers decide to discontinue providing prescription drug benefits altogether to their Medicare-eligible members. We are not yet able to assess the impact that Medicare Part D will have on our customers’ decisions to continue to offer a prescription drug benefit to their Medicare-eligible members.

In addition, as an approved PDP sponsor, we are a direct contractor to the federal government and subject to the rules, regulations and enforcement authority of the federal government over its contractors. In addition, under regulations established by CMS governing participation in the Medicare Part D program, our subsidiary, NMHC Group Solutions, a former risk-bearing entity regulated under state insurance laws, must obtain licensure as a domestic insurance company. NMHC Group Solutions has been approved to operate as a risk-bearing entity in its domicile state, Delaware, as required by CMS, and has obtained approval from all but two state insurance departments that it is not required to maintain a risk bearing license in such states. We did not continue to provide our PDP to individual Medicare Part D enrollees in 2008 and CMS has acknowledged our intent to provide the PDP Medicare benefits solely to employer groups. In addition, as of January 1, 2008, we are only providing non-risk bearing Medicare benefits to employer groups that will reimburse us directly for any prescription drug costs. We do not intend to offer our PDP to employer groups in instances where we could be subject to risk.

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

A portion of our revenue is derived from system sales, where we recognize revenue upon execution of a license agreement and shipment of the software, as long as all vendor obligations have been satisfied and collection of license fees is probable. As the costs associated with system sales are minimal, revenue and income may vary significantly based on the timing of recognition of revenue. Given that revenue from certain projects is recognized using the percentage-of-completion method, our revenue from these projects can vary substantially on a monthly and quarterly basis. In addition, certain contracts may contain undelivered elements or multiple deliverables, which may cause the applicable revenue to be deferred over multiple periods.

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

We have goodwill and other intangible assets of approximately $190.2 million as of December 31, 2008. We are required to periodically evaluate goodwill and other intangible assets for impairment. In the future we may take charges against earnings resulting from impairment. Any determination requiring the write off of a significant portion of our goodwill or other intangible assets could adversely affect our results of operations and our financial condition.

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

RISKS RELATED TO THE NMHC ACQUISITION

The NMHC Acquisition is the largest acquisition we have made to date. We continue to face challenges integrating NMHC’s operations and technology and may not realize anticipated benefits.

The NMHC Acquisition is the largest acquisition we have made to date. There is a risk that, due to the size of the acquisition, we will be unable to effectively integrate NMHC into our operations, which would result in fewer benefits to us from this acquisition than are currently anticipated as well as increased costs. The NMHC Acquisition involves numerous integration risks, including:

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

In completing the NMHC Acquisition, we assumed all of NMHC’s liabilities, including contingent liabilities. If these liabilities are greater than expected, or if there are unknown NMHC obligations, our business, financial condition and results of operations could be adversely affected.

As a result of the NMHC Acquisition, the Company assumed all of NMHC’s liabilities, including contingent liabilities. We may still learn new information about NMHC’s business that adversely affects us or issues that could affect our ability to comply with applicable laws and regulatory requirements, including laws and regulations governing the healthcare industry. Among other things, if NMHC’s liabilities are greater than expected, or if there are obligations of NMHC of which we were not aware at the time of completion of the acquisition, our business, financial condition and results of operations could be adversely affected.

Indebtedness incurred in connection with the NMHC Acquisition could have an adverse effect on our operations and financial condition.

In connection with the NMHC Acquisition, we entered into new $58 million Senior Secured Credit Facilities. This new credit facility:

•	requires us to dedicate significant amounts of our cash flow to the payment of principal and interest on our debt which reduces the funds we have available for other purposes;

•	limits our liquidity and operational flexibility in changing economic, business and competitive conditions which could require us to defer planned capital expenditures, reduce discretionary spending, and/or defer acquisitions or other strategic opportunities;

•	imposes on us additional financial and operational restrictions;

•	limits our ability to compete with companies that are not as highly leveraged, or whose debt is at more favorable interest rates and other terms and that, as a result, may be better positioned to withstand economic downturns; and

•	exposes us to increased interest rate risk due to variable interest rates under the Credit Facilities and required hedging activities.

Our financial and operating performance is subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond our control. There can be no assurance that we will generate sufficient cash flow from operations or that future borrowings will be available to pay indebtedness or to fund our other liquidity needs.

We may not be able to generate sufficient cash to service the indebtedness incurred in connection with the NMHC Acquisition.

Our ability to make scheduled payments on our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. Based on our current and projected operations, we believe our cash flow from operations, available cash and available borrowings will be adequate to meet our liquidity needs for the foreseeable future. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund other liquidity needs.

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

The terms of the Company’s financing agreements impose many restrictions on the Company. The Company’s failure to comply with any of these restrictions, could result in acceleration of the Company’s debt.

The operating and financial restrictions and covenants set forth in the Company’s financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in new business activities. The existing debt agreements restrict the Company’s ability to, among other things:

•	incur liens;

•	make loans;

•	incur additional indebtedness or make guarantees;

•	make acquisitions and investments;

•	amend or otherwise alter debt and other material agreements; and

•	engage in asset sales.

In addition, the Company’s financing agreements require that the Company comply with certain financial covenants, including certain financial ratios. As a result of these covenants and ratios, the Company will be limited in the manner in which it can conduct its business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. Accordingly, these restrictions may limit our ability to successfully operate the business. A failure to comply with these restrictions or to maintain the financial ratios contained in the existing debt agreements could lead to an event of default that could result in an acceleration of the indebtedness. We cannot assure you that our future operating results will be sufficient to ensure compliance with the covenants in the proposed debt agreements or to remedy any such default.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s principal business operations are conducted from a 65,782 square foot leased office facility located at 2441 Warrenville Road, Suite 610 in Lisle, Illinois (outside of Chicago). This lease expires in January 2018.

The Company also leases the following office space related to its various U.S. locations including:

•	22,487 square feet of office space at 738 Louis Drive, Warminster, Pennsylvania, which was assumed as a result of the HBS acquisition in 2004 and which expires in September 2011. The Warminster, Pennsylvania property is primarily used in connection with our HCIT activities.

•	37,000 square feet of office space at 26 Harbor Park Drive, Port Washington, New York, which was assumed as a result of the NMHC acquisition in 2008 and which expires in 2015. The Company has decided to terminate this lease early effective in May 2009. The Port Washington, New York property is primarily used in connection with our PBM activities.

The Company maintains operations in several other leased locations in the U.S. and Canada, including operations in Ontario, Arkansas, California, Florida, New York, Washington, and Pennsylvania. Our Specialty Service operation which supports the delivery of certain medications to individuals with chronic or genetic diseases and disorders is located in Maine.

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

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the Toronto Stock Exchange (“TSX”) and NASDAQ Global Market (“NASDAQ”) under the symbol “SXC” and “SXCI,” respectively. Amounts related to trading on the TSX are provided in Canadian dollars. The following table sets forth for each period indicated the high and low closing prices for the Company’s common stock on the TSX:

	High		Low

2008
First quarter	C$	16.17	C$	10.07
Second quarter	C$	17.57	C$	12.33
Third quarter	C$	17.50	C$	13.48
Fourth quarter	C$	22.74	C$	13.59
2007
First quarter	C$	25.04	C$	20.83
Second quarter	C$	30.62	C$	22.05
Third quarter	C$	31.50	C$	15.65
Fourth quarter	C$	15.00	C$	11.60

The Company’s common stock began trading on the NASDAQ on June 13, 2006. The following table sets forth for each period indicated the high and low closing prices for the Company’s common stock on the NASDAQ:

	High	Low

2008
First quarter	$15.95	$10.04
Second quarter	$17.15	$12.18
Third quarter	$16.96	$13.02
Fourth quarter	$18.67	$10.73
2007
First quarter	$21.20	$17.91
Second quarter	$28.77	$19.08
Third quarter	$31.38	$15.63
Fourth quarter	$15.95	$11.45

On March 11, 2009, the closing sale price of the common stock, as reported by the TSX and NASDAQ was Cdn.$25.17 and $19.57 per share, respectively. As of March 5, 2009, there were approximately 6,209 holders of the Company’s common stock either of record or in street name.

Dividend Policy

The Company has never paid a dividend on its common stock and has no present intention on commencing the payment of cash dividends. It is possible that the Board of Directors could determine in the future, based on the Company’s financial and other relevant circumstances at that time, to pay dividends.

Stock Performance Graphs

The following graph shows a three-year comparison of cumulative returns for the Company’s stock, as compared to the Nasdaq Composite Index and the S&P Healthcare index, as of December 31 of each year indicated. The graph assumes an initial investment of $100 was made on June 13, 2006 (the date of the initial public offering) and assumes the reinvestment of any dividends.

Cumulative Total Return

	6/13/2006	2006	2007	2008

SXC	$100.00	$143.46	$103.13	$132.79
Nasdaq Composite	$100.00	$116.54	$127.98	$76.09
S&P Healthcare index	$100.00	$111.91	$117.94	$89.07

The following graph shows a five-year comparison of cumulative returns for the Company’s stock, as compared to the TSX Composite Index and the S&P/TSX Capped Health Care index, as of December 31 of each year indicated. The graph assumes an initial investment of $100 was made on January 2, 2004 and assumes the reinvestment of any dividends.

	Cumulative Total Return
	1/1/2004	2004	2005	2006	2007	2008
SXC	$100.00	$54.23	$105.77	$225.39	$140.00	$218.65

TSX Composite	$100.00	$112.48	$137.12	$157.02	$168.27	$109.32

S&P/TSX Capped Health Care Index	$100.00	$82.58	$79.24	$80.07	$59.86	$42.28

The information in this “Performance Graph” section shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

Recent Sales of Unregistered Securities

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data as at December 31, 2008 and 2007 and for each of the years in the three-year period ended December 31, 2008 has been derived from the audited financial statements of the Company prepared in accordance with U.S. GAAP contained elsewhere in this annual report. The selected financial data as at December 31, 2006 and for the year ended December 31, 2005 has been derived from the audited financial statements of the Company prepared in accordance with U.S. GAAP contained in the Company’s Annual Report on Form 10-K dated December 31, 2007. The selected financial data as at December 31, 2005 and 2004 and for the year ended December 31, 2004 has been constructed from the fiscal 2005 audited financial statements of the Company prepared in accordance with Canadian GAAP and reconciled to U.S. GAAP. Selected financial data for fiscal 2008, 2007, 2006, 2005 and 2004 is in accordance with U.S. GAAP. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements, including the notes thereto.

	For the Years Ended December 31,
	2008(6)	2007(5)	2006(3)(4)	2005(2)	2004(1)(4)
	(In thousands except per share data)

Statement of Operations Data:
Revenue	$862,939	$93,171	$80,923	$54,123	$33,042
Net income	$15,113	$13,146	$13,647	$7,722	$2,294
Earnings per share, basic	$0.66	$0.63	$0.73	$0.52	$0.19
Earnings per share, diluted	$0.65	$0.61	$0.69	$0.50	$0.18
Weighed Average common shares outstanding:
Basic	22,978,466	20,755,372	18,710,370	14,805,857	11,844,391
Diluted	23,413,011	21,562,754	19,700,139	15,437,138	12,406,018
Balance Sheet Data:
Total assets	$428,343	$159,479	$131,415	$81,304	$70,759
Long-term debt	$47,640	$—	$—	$13,103	$14,184
Total stockholders’ equity	$194,163	$132,457	$111,490	$59,471	$32,553

Notes:

(1)	On December 17, 2004, the Company, through a wholly-owned subsidiary, acquired all of the outstanding shares of Health Business Systems, Inc. (“HBS”), based in Warminster, Pennsylvania, which provides retail pharmacy management systems and workflow technology. The results of operations of the acquired business are included from the date of acquisition.

(2)	On November 29, 2005, the Company completed a public offering in Canada of 2,250,000 common shares at a price of Cdn $10.00 per common share. The gross proceeds of the offering were $19.2 million (Cdn.$22.5 million). Share issuance costs were approximately $1.3 million.

(3)	On June 22, 2006, the Company completed a public offering in Canada and the U.S. of 3,200,000 common shares at a price of Cdn.$13.50 per common share. The gross proceeds of the offering were $38.7 million (Cdn.$43.2 million), excluding underwriting fees and issuance costs of $2.6 million and $1.4 million, respectively.

(4)	As of January 1, 2004, the Company adopted the fair value method of accounting for stock-based compensation in accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation. In addition, effective January 1, 2006, the Company was required to apply the provisions of FASB Statement No. 123R, Share Based Payment. Both standards were adopted using the modified-prospective transition method.

(5)	Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes and, as a result, the Company recognized an adjustment in the liability for unrecognized income tax benefits of $0.2 million and a corresponding reduction in the beginning balance of retained earnings.

(6)	Effective April 30, 2008, the Company, through a wholly-owned subsidiary, acquired all of the outstanding shares of National Medical Health Card Systems, Inc. (“NMHC”), based in Port Washington, New York, which provides pharmacy benefit management services. The results of operations of the acquired business are included from the date of acquisition. The Company issued 2,785,960 shares of its common stock in connection with the acquisition.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) of SXC Health Solutions Corp., formerly Systems Xcellence, Inc. (the “Company”) should be read in conjunction with the audited consolidated financial statements. This MD&A also contains forward looking statements and should be read in conjunction with the risk factors described in Item 1A “Risks Factors.”

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

The Company evaluates customer contracts to determine whether it acts as a principal or as an agent in the fulfillment of prescriptions through its retail pharmacy network. The Company acts as a principal in most of its transactions with customers and revenue is recognized at the prescription price (ingredient cost plus dispensing fee) negotiated with customers, plus an administrative fee (“Gross Reporting”). Gross Reporting is appropriate because the Company (i) has separate contractual relationships with customers and with pharmacies, (ii) is responsible to validate and manage a claim through the claims adjudication process, (iii) commits to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (iv) manages the overall prescription drug relationship with the patients, who are participants of customers’ plans, and (v) has credit risk for the price due from the customer. In instances where the Company merely administers a customer’s network pharmacy contract to which the Company is not a party and under which the Company does not assume credit risk, the Company only records an administrative fee as revenue. For these customers, the Company earns an administrative fee for collecting payments from the customer and remitting the corresponding amount to the pharmacies in the customer’s network. In these transactions, the Company acts as a conduit for the customer. As the Company is not the principal in these transactions, the drug ingredient cost is not included in revenue or in cost of revenue. As such, there is no impact to gross profit based upon whether gross or net reporting is used.

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

Operating Expenses

The Company’s operating expenses primarily consist of cost of revenue, product development costs, selling, general and administrative (“SG&A”) costs, depreciation and amortization. Cost of revenue includes the costs of drugs dispensed, costs related to the products and services provided to customers and costs associated with the operation and maintenance of the transaction processing centers. These costs include salaries and related expenses for professional services personnel, transaction processing center personnel, customer support personnel, any hardware or equipment sold to customers and depreciation expense related to data center operations. Product development costs consist of staffing expenses to produce enhancements and new initiatives. SG&A costs relate to selling expenses, commissions, marketing, network administration and administrative costs, including legal, accounting, investor relations and corporate development costs. Depreciation expense relates to the depreciation of property and equipment used by the Company. Amortization expense relates to the expense of definite-lived intangible assets acquired through business acquisitions.

Industry Challenges

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

The complicated environment in which the Company operates presents it with opportunities, challenges and risks. The Company’s clients are paramount to its success; the retention of existing and winning of new clients and members poses the greatest opportunity, and the loss thereof represents an ongoing risk. The preservation of the Company’s relationships with pharmaceutical manufacturers and retail pharmacies is very important to the execution of its business strategies. The Company’s future success will hinge on its ability to drive mail volume and increase generic dispensing rates in light of the significant brand-name drug patent expirations expected to occur over the next several years, and its ability to continue to provide innovative and competitive clinical and other services to clients and patients, including the Company’s active participation in the Medicare Part D benefit and the rapidly growing specialty pharmacy industry.

The Company operates in a competitive environment as clients and other payors seek to control the growth in the cost of providing prescription drug benefits. The Company’s business model is designed to reduce the level of drug cost. The Company helps manage drug cost primarily by its programs designed to maximize the substitution of expensive brand-name drugs with equivalent but much lower cost generic drugs, obtaining competitive discounts from brand-name and generic drug pharmaceutical manufacturers, obtaining rebates from brand-name pharmaceutical manufacturers, securing discounts from retail pharmacies, applying the Company’s sophisticated clinical programs and efficiently administering prescriptions dispensed through the Company’s Mail Service and Specialty Service pharmacies.

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

Business Strategy

The Company’s primary strategies to address these industry challenges are:

•	Expand the breadth of the Company’s informedRx services for health plans, self-insured employers and government agencies that sponsor pharmacy benefit plans: Within the Company’s informedRx suite of products, it has several key initiatives underway that the Company believes will help it to expand its revenue per claim and make the Company more competitive in the broader market. The Company has built the informedRx suite beyond its claims processing capabilities to offer competitively priced pharmacy networks, manufacturer rebate contracts and clinical programs to enable the Company’s customers to have more control over their drug spending. With the Company’s diversified product portfolio and the market demand for greater transparency in pricing of prescription drugs, the Company believes it is in an attractive market environment for informedRx to prosper.

•	Provide additional informedRx services to the Company’s existing payor customer base: Based on the success the Company has had to date with informedRx, it intends to sell additional services to the Company’s existing customers through its informedRx suite of products which include the Company’s mail and specialty pharmacies. The Company may also make capital investments in technology to further improve the quality of its products. By providing a broader range of services, the Company believes that it can increase its customer base and the breadth of products utilized by each customer, thereby increasing the Company’s revenue base.

•	Target large Public Sector fee-for-service opportunities: Based on the success the Company has had to date with Public Sector opportunities, it intends to sell additional services to State Medicaid, Federal and Provincial plans. The Company sells PBM technology solutions to support pharmacy claims processing, Medicaid rebate invoicing, and sophisticated pharmacy claims Prior Authorization workflow and processing, among other services.

•	Aggressively pursue large health plan technology upgrades: The Company’s goal is to be the industry’s leading provider of tools, technology and services to help its customers better manage pharmacy programs, and in turn, to reduce the cost of drug delivery and enhance the healthcare experience for their plan members.

•	Sell Resident Care Management offerings throughout the LTC/Institutional Pharmacy market: The long-term care market often faces the challenge of balancing the conflicting goals of containing healthcare costs, while maintaining and even improving the health of nursing home residents. The dynamics of the nursing home facility/pharmacy/resident relationship, in addition to regulatory restrictions governing the health, safety and well-being of residents, drive this market’s need for efficient pharmacy management. Long-term care facilities — including assisted living and skilled nursing facilities — are looking for integrated systems that offer efficient claims processing and adjudication services, cost-saving clinical opportunities, census management and business analysis capabilities.

Selected financial highlights for the year ended December 31, 2008 compared to the same period in 2007

NMHC Acquisition

Effective April 30, 2008, the Company completed its acquisition of National Medical Health Card Systems, Inc. (“NMHC”). The Company believes that NMHC is a complementary company, the acquisition of which is expected to yield benefits for health plan sponsors through more effective cost-management solutions and innovative programs. The Company also believes that it can operate the combined companies more efficiently than either company could have operated on its own. In that regard, the acquisition has enabled the combined companies to achieve significant synergies from purchasing scale and operating efficiencies. Purchasing synergies are largely comprised of purchase discounts and/or rebates obtained from generic and brand name manufacturers and cost efficiencies obtained from retail pharmacy networks. Operating synergies include decreases in overhead expense, as well as increases in productivity and efficiencies by eliminating excess capacity. The Company expects synergies to increase over the next year. Over the long term, the Company expects that the acquisition will create significant incremental revenue opportunities. These opportunities are expected to be derived from a variety of new programs and benefit designs that leverage client relationships.

Effective with the acquisition, the Company is now comprised of two operating segments: PBM and HCIT.

Selected financial highlights for the years ended December 31, 2008 and 2007 are noted below:

•	Total revenue in 2008 was $862.9 million, which included $771.8 million of revenue from the Company’s new PBM segment, which is largely attributable to the acquisition of NMHC in April 2008, as compared to $93.2 million in 2007.

•	The Company reported net income of $15.1 million, or $0.65 per share (fully-diluted), for the year ended December 31, 2008 compared to $13.1 million, or $0.61 per share (fully-diluted), for the same period in 2007.

Results of Operations

Year ended December 31, 2008 as compared to year ended December 31, 2007

	Year Ended December 31,
	2008	2007
	In thousands, except per share data

Revenue	$862,939	$93,171
Gross profit	115,486	53,576
Product development costs	10,105	10,206
SG&A	68,792	26,532
Depreciation of property and equipment	4,810	2,476
Amortization of intangible assets	9,365	1,584
Interest expense (income), net	1,391	(4,578)
Other expense (income), net	719	(88)

Income before income taxes	20,304	17,444
Income tax expense	5,191	4,298

Net income	$15,113	$13,146

Diluted earnings per share	$0.65	$0.61

Revenue

Revenue increased $769.8 million to $862.9 million during 2008, primarily due to the NMHC acquisition, and consists primarily of PBM revenue of $771.8 million. Revenue under the contracts acquired in the NMHC acquisition are recorded gross as the Company acts as a principal in the transaction, whereas revenue from the majority of historical PBM contracts are recorded net as the Company functions as an agent. In addition, revenue increased due to new contracts that began 2008.

Cost of Revenue

Cost of revenue increased $707.9 million to $747.5 million during 2008, primarily due to the NMHC acquisition, and consists primarily of PBM cost of revenue of $702.3 million. Cost of revenue in the PBM segment relates to the actual cost of the prescription drugs sold. Cost of revenue for the HCIT segment relates primarily to the cost of labor to deliver the services provided.

Gross Profit

Gross profit increased $61.9 million during 2008, primarily due to the NMHC acquisition, as well as the launch of new contracts during the year.

Product Development Costs

Product development costs for the year ended December 31, 2008 were $10.1 million compared to $10.2 million for the year ended December 31, 2007. Product development continues to be a key focus of the Company as it continues to pursue enhancements of existing products, as well as the development of new offerings, to support its market expansion.

Product development costs represent the cost of labor related to development activities and include stock-based compensation cost of $0.3 million for the years ended December 31, 2008 and 2007, respectively.

SG&A Costs

SG&A costs for the year ended December 31, 2008 were $68.8 million compared to $26.5 million for the year ended December 31, 2007. The increase is largely attributable to increased operating expenses due to the acquisition of NMHC. The Company also incurred approximately $2.0 million in severance expense during the year ended December 31, 2008.

SG&A costs include stock-based compensation cost of $3.2 million and $2.4 million for the years ended December 31, 2008 and 2007, respectively. The increase is due primarily to new grants issued in late 2007 and in 2008 at a higher fair value per option awarded. The Company also incurred additional stock-based compensation expense related to the assumption and grant of restricted stock units in connection with the acquisition of NMHC.

Depreciation

Depreciation expense relates to property and equipment used in all areas of the Company except for those depreciable assets directly related to the generation of revenue, which is included in the cost of revenue in the consolidated statements of operations. Depreciation expense increased $2.3 million to $4.8 million for the year ended December 31, 2008 from $2.5 million for the same period in 2007, due primarily to the expense related to assets associated with the acquisition of NMHC, as well as purchases related to the Company’s expansion of its Lisle, Illinois facility and network capacity.

Amortization

Amortization expense for the year ended December 31, 2008 was $9.4 million compared to $1.6 million for the same period in 2007. The increase is due to amortization of intangible assets associated with the acquisition of NMHC. Amortization expense on all the Company’s intangible assets is expected to be approximately $9.6 million in 2009.

Interest Income and Expense

Interest income decreased $1.9 million for the year ended December 31, 2008 as compared to the same period in 2007, due primarily to lower interest rates and lower cash balances available for investment. Interest expense increased $4.0 million to $4.1 million for the year ended December 31, 2008 compared to the same period in 2007, primarily due to the long-term debt incurred to finance a portion of the NMHC acquisition. Interest expense for 2008 also includes the effect of fair value adjustments related to the Company’s derivative instruments. Interest paid on the Company’s term loan totalled $2.2 million for the year ended December 31, 2008. The fair value adjustments related to the derivative instruments totalled $0.4 million for the year ended December 31, 2008.

Income Taxes

The Company recognized income tax expense of $5.2 million for the year ended December 31, 2008, representing an effective tax rate of 26%, compared to $4.3 million, representing an effective tax rate of 25%, for the same period in 2007. The change in the effective tax rate is due primarily to the comparatively larger release of valuation allowances in 2007, offset partially by the effect of the financing structure used to fund the NMHC acquisition and lower statutory tax rates in 2008. The Company expects to have significant taxable income in 2009, and to utilize the majority of its net operating losses during 2009.

Net Income

The Company reported net income of $15.1 million for the year ended December 31, 2008, or $0.65 per share (fully-diluted), compared to net income of $13.1 million, or $0.61 per share (fully-diluted), for the year ended December 31, 2007.

Segment Analysis

Effective with the acquisition of NMHC, the Company manages its business in two segments, PBM and HCIT, and evaluates segment performance based on revenue and gross profit. Prior to the acquisition of NMHC, the Company’s business was comprised of its HCIT business. Information about the Company’s business segments for the years ended December 31, 2008 and 2007 are as follows (in thousands):

	PBM		HCIT		Consolidated
	2008	2007	2008	2007	2008	2007

Revenue	$771,840	$—	$91,099	$93,171	$862,939	$93,171
Gross profit	$69,507	$—	$45,979	$53,576	$115,486	$53,576
Gross profit %	9.0%	—	50.5%	57.5%	13.4%	57.5%

PBM

Revenue was $771.8 million for the year ended December 31, 2008, nearly all of which was due to the acquisition of NMHC. In addition, revenue in 2008 includes the effect of new contracts launched in 2008.

For the year ended December 31, 2008, there was $9.9 million of co-payments included in revenue related to prescriptions filled at the Company’s Mail Service pharmacy. Co-payments retained by retail pharmacies on prescriptions filled for participants are not included in revenue. Under customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants and as such, the Company does not assume liability for participant co-payments in pharmacy transactions. Therefore, the Company does not include participant co-payments to retail pharmacies in revenue or cost of revenue.

Cost of revenue was $702.3 million for the year ended December 31, 2008, nearly all of which was due to the acquisition of NMHC. Cost of revenue is predominantly comprised of the cost of prescription drugs. As a percentage of revenue, cost of revenue was 91.0% for the year ended December 31, 2008.

Gross profit was $69.5 million for the year ended December 31, 2008, nearly all of which was due to the acquisition of NMHC, complemented by new customers added and increased volumes realized following the acquisition. Gross profit margin was 9.0% for the year ended December 31, 2008.

HCIT

HCIT revenue is comprised of the following components for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007

Recurring
Transaction processing	$52,773	$54,273
Maintenance	16,397	16,476

Total recurring	69,170	70,749
Non-Recurring
Professional services	13,480	14,031
System sales	8,449	8,391

Total non-recurring	21,929	22,422

Total revenue	$91,099	$93,171

Cost of revenue applicable to each category of HCIT revenue for the year ended December 31, 2008 and 2007 is as follows (in thousands):

	2008	2007

Recurring
Revenue	$69,170	$70,749
Cost of revenue	34,693	30,432

Gross profit	$34,477	$40,317

Gross profit %	50%	57%
Non-Recurring
Revenue	$21,929	$22,422
Cost of revenue	10,427	9,163

Gross profit	$11,502	$13,259

Gross profit %	52%	59%

Total HCIT revenue decreased $2.1 million, or 2.2%, for the year ended December 31, 2008 as compared to the same period in 2007. On a percentage basis, recurring revenue accounted for 76% of consolidated HCIT revenues for the years ended December 31, 2008 and 2007, respectively. Recurring revenue consists of transaction processing and maintenance revenue.

Recurring Revenue:  Recurring revenue decreased 2.2% to $69.2 million for the year ended December 31, 2008 from $70.7 million for the same period in 2007. This decrease is due primarily to the reclassification of certain customers to the PBM segment effective April 1, 2008. Recurring revenue is subject to fluctuations caused by the following: the number and timing of new customers, fluctuations in transaction volumes, and the number of contract terminations and renewals.

Transaction processing revenue decreased $1.5 million, or 2.8%, to $52.8 million for the year ended December 31, 2008 compared to $54.3 million for the same period in 2007, due primarily to the reclassification of certain customers to the PBM segment effective April 1, 2008.

Maintenance revenue decreased slightly to $16.4 million for the year ended December 31, 2008 compared to $16.5 million for the year ended December 31, 2007. The Company focus continues to be on the retention of its clients and the renewal of these contracts to provide a basis for stable growth in its recurring revenue.

Non-Recurring Revenue:  Non-recurring revenue decreased to $21.9 million, or 24% of total HCIT revenue, for the year ended December 31, 2008 compared to $22.4 million, or 24% of total HCIT revenue, for the same period in 2007.

Professional services revenue decreased $0.5 million, or 3.9%, to $13.5 million for the year ended December 31, 2008 compared to $14.0 million for the same period in 2007. The decrease is due to less consulting and implementation services performed during the year ended December 31, 2008 as compared to the same period in 2007. Professional services revenue is derived from providing support projects for both system sales and transaction processing clients, on an as-needed basis. This revenue is dependent on customers continuing to require the Company to assist them on both a fixed bid and time and materials basis.

System sales are derived from license upgrades and additional applications for existing and new clients, as well as software and hardware sales to pharmacies that purchase the Company’s pharmacy system. Systems sales revenue was essentially unchanged at $8.4 million for the year ended December 31, 2008 compared to the same period in 2007.

Cost of Revenue:  Cost of revenue increased 14.0% to $45.1 million for the year ended December 31, 2008 from $39.6 million for the year ended December 31, 2007. The increase is due primarily to personnel and support costs related to the growing transaction processing business and the implementation of new customer contracts.

Cost of revenue includes depreciation expense of $1.8 million and $1.5 million for the years ended December 31, 2008 and 2007, respectively. In addition, cost of revenue includes stock-based compensation expense of $0.6 million and $0.3 million for the years ended December 31, 2008 and 2007, respectively.

Gross Profit:  Gross profit margin was 51% and 58% for the years ended December 31, 2008 and 2007, respectively. Gross profit decreased $7.6 million to $46.0 million for the year ended December 31, 2008 as compared to $53.6 million for the same period in 2007. The decrease is primarily due to the reclassification of certain customers to the PBM segment effective April 1, 2008.

Year ended December 31, 2007 as compared to year ended December 31, 2006

	Year Ended December 31,
	2007	2006
	In thousands, except per share data

Revenue	$93,171	$80,923
Gross profit	53,576	46,894
Product development costs	10,206	8,858
SG&A	26,532	18,656
Depreciation of property and equipment	2,476	1,631
Amortization of intangible assets	1,584	1,584
Interest income, net	(4,578)	(1,074)
Other expense (income), net	(88)	776

Income before income taxes	17,444	16,463
Income tax expense	4,298	2,816

Net income	$13,146	$13,647

Diluted earnings per share	$0.61	$0.69

Revenue

The Company was comprised of only one operating segment in 2007 and 2006, HCIT. The Company’s revenue breaks down into the following components for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006

Recurring
Transaction processing	$54,273	$38,767
Maintenance	16,476	14,931

Total recurring	70,749	53,698
Non-Recurring
Professional services	14,031	16,915
System sales	8,391	10,310

Total non-recurring	22,422	27,225

Total revenue	$93,171	$80,923

Cost of revenue applicable to each category of revenue for the years ended December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006

Recurring
Revenue	$70,749	$53,698
Cost of revenue	30,432	22,879

Gross profit	$40,317	$30,819

Gross profit %	57%	57%
Non-Recurring
Revenue	$22,422	$27,225
Cost of revenue	9,163	11,150

Gross profit	$13,259	$16,075

Gross profit %	59%	59%

Total revenue increased $12.3 million, or 15%, to $93.2 million for the year ended December 31, 2007 from $80.9 million for the year ended December 31, 2006. On a percentage basis, recurring revenue accounted for 76% and 66% of consolidated revenue for 2007 and 2006, respectively. Recurring revenue consists of transaction processing and maintenance revenue.

Recurring Revenue:  Recurring revenue increased 32% to $70.7 million for the year ended December 31, 2007 from $53.7 million in 2006. This increase is due primarily to growth in the transaction processing business from the Company’s full service informedRx offerings of claims processing and PBM services for the Company’s payer customers, and as a result of new customers, increased volumes from existing customers and maintenance services for license customers. Recurring revenue is subject to fluctuations caused by the following: the number and timing of new customers, fluctuations in transaction volumes, contract terminations and the number of renewals.

Transaction processing revenue, which consists of claims processing and PBM services, increased $15.5 million, or 40%, to $54.3 million for the year ended December 31, 2007 compared to the same period in 2006 due to the addition of new customers, as well as growth in the volume of transactions processed for existing customers. During 2007, the Company processed 404.4 million transactions compared to 310.2 million transactions processed for the same period in 2006.

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

Non-recurring revenue for 2006 was bolstered by professional services for the implementation of Medicare Part D programs for the Company’s customers. The reduction in the volume of these professional services during 2007 resulted in a decrease in non-recurring revenue for the year ended December 31, 2007 as compared to the same period in 2006.

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

System sales are derived from license upgrades and additional applications for existing and new clients, as well as software and hardware sales to pharmacies that purchase the Company’s pharmacy system. Systems sales revenue decreased $1.9 million, or 19%, to $8.4 million for the year ended December 31, 2007 compared to the same period in 2006, primarily due to fewer upgrades for existing clients with tiered license upgrade fees, which are linked to the transaction processing volumes.

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

In addition, cost of revenue includes stock-based compensation cost of $0.3 million and $0.4 million for 2007 and 2006, respectively. The overall decrease in stock-based compensation cost is primarily a result of fewer grants to applicable employees, partially offset by a higher fair value per option granted in 2007 as compared to 2006.

Gross Profit

Gross profit margin was 58% for each of the years ended December 31, 2007 and 2006, respectively. Gross profit remained consistent compared to prior year. During 2007 lower system sales, the majority of which are typically comprised of high margin upgrades to existing license customers, were offset by an increase in higher-margin transaction processing revenue, among other things.

Product Development Costs

Product development costs for the year ended December 31, 2007 were $10.2 million, or 11% of revenue, compared to $8.9 million, or 11% of revenue, for the year ended December 31, 2006. Product development continues to be a key focus of the Company as it continues to pursue enhancements of existing products, as well as the development of new offerings, to support its market expansion.

Product development costs include stock-based compensation cost of $0.3 million and $0.2 million for 2007 and 2006, respectively. The increase is due primarily to a higher fair value per option granted in 2007 as compared to 2006.

SG&A Costs

SG&A costs for the year ended December 31, 2007 were $26.5 million, or 28% of revenue, compared to $18.7 million, or 23% of revenue, for the year ended December 31, 2006. SG&A costs for 2007 included severance costs of approximately $0.4 million resulting from a re-alignment plan to optimize the Company’s cost structure and enhance its growth prospects. The Company reduced its workforce in 2007 by approximately 7% to generate cost savings, a portion of which was re-deployed to support the Company’s growing business. The Company has reporting obligations in both Canada and the U.S., and engaged advisors to assist in the preparation of Sarbanes-Oxley control certifications. These additional costs, as well as the costs related to the addition of new sales, marketing, finance, and administration resources during the first part of 2007 to support the growth of the Company’s operations, resulted in higher SG&A costs for 2007 as compared to 2006.

SG&A costs include stock-based compensation cost of $2.4 million and $1.3 million for 2007 and 2006, respectively. Stock-based compensation cost for 2007 includes a one-time adjustment of $0.2 million in additional expense related to the incorrect determination of the accounting measurement date for options granted to new employees prior to November 2006. No restatement of prior periods is required as the amount is not material to earnings. The remaining increase is due primarily to more options granted and a higher fair value per option in 2007 as compared to 2006.

Depreciation

Depreciation expense relates to property and equipment used in all areas of the Company except for those assets used in revenue-producing activities, which is cost of revenue in the consolidated statements of operations as noted above in the section “Cost of Revenue.” Depreciation expense increased $0.9 million to $2.5 million for the year ended December 31, 2007 as compared to 2006 due primarily to the purchase of assets related to the improvements of the Company’s locations in Scottsdale, Arizona and Lisle, Illinois.

Lease Termination Charge

In March 2006, the Company entered into a new operating lease for office space in Lisle, Illinois. The lease was effective February 1, 2007 and carries a term of 11 years. The Company gave notice to the lessor of the Company’s office located in Lombard, Illinois, of its intention to terminate the lease effective March 31, 2007, which was subject to an early termination fee of $0.8 million. The Company received $0.8 million from its new landlord and subsequently paid the lease termination fee, which was expensed in the first quarter of 2006. The amount received from the new landlord was recorded as a deferred lease inducement and will be recognized over the term of the Lisle, Illinois lease as a reduction of rent expense.

Interest Income and Expense

Interest income increased to $4.7 million for the year ended December 31, 2007 from $2.9 million for the year ended December 31, 2006 due to additional cash balances available for investment, primarily from the Company’s equity offering in June 2006. Interest expense decreased to $0.1 million for 2007 from $1.9 million for the same period in 2006, due to the repayment of the Company’s long-term debt obligation using proceeds from the June 2006 equity offering.

Income Taxes

The Company’s effective tax rate for the years ended December 31, 2007 and 2006 was 25% and 17%, respectively. The effective rate for 2007 was higher primarily due to a higher statutory rate as compared to 2006, partially offset by $0.9 million related to Scientific Research and Experimental Development (“SRED”) credits. In addition, during 2007 the Company recorded a $0.8 million tax liability as the Company does not plan to indefinitely reinvest certain undistributed earnings of its U.S. operations. The liability was $0.6 million at December 31, 2007. There was no corresponding amount accrued in 2006.

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

In 2007 and 2006, $3.6 million and $3.9 million, respectively, of the valuation allowance was released as it was determined by management that DTAs relating to Canadian NOLs are “more likely than not” to be realized in the future as a result of tax planning strategies that management expected to implement.

Net Income

The Company reported net income of $13.1 million for the year ended December 31, 2007, representing $0.61 per share (fully-diluted) compared to net income of $13.6 million, or $0.69 per share (fully-diluted), for the year ended December 31, 2006. Net income decreased $0.5 million, primarily due to the factors described above, including most notably an increase in pre-tax earnings of $1.0 million and a $1.5 million increase in income tax expense attributable to higher pretax earnings and an increase in the effective tax rate.

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

At December 31, 2008 and 2007, the Company had cash and cash equivalents totalling $67.7 million and $90.9 million, respectively. The Company believes that its cash on hand, together with cash generated from operating activities and amounts available under its existing credit facility, will be sufficient to support planned operations for the foreseeable future. At December 31, 2008, cash and cash equivalents consisted of cash on hand, deposits in banks, money market funds and bank term deposits with original maturities of 90 days or less. As of December 31, 2008, all of the Company’s cash and cash equivalents were exposed to market risks, primarily changes in U.S. and Canadian interest rates. Declines in interest rates over time will reduce interest income from these investments.

Credit Agreement

On April 25, 2008, the Company’s U.S. subsidiary, SXC Health Solutions, Inc. (“US Corp.”), entered into a credit agreement (the “Credit Agreement”) providing for up to $58 million of borrowings, consisting of (i) a $10 million senior secured revolving credit facility (including borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swing loans (the “Revolving Credit Facility”) and (ii) a $48 million senior secured term loan (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). On April 29, 2008, US Corp borrowed $48 million under the Term Loan Facility to pay a portion of the consideration in connection with the acquisition of NMHC and certain transaction fees and expenses related to the acquisition.

The interest rates applicable to the loans under the Credit Facilities are based on a fluctuating rate measured by reference to either, at US Corp.’s option, (i) a base rate, plus an applicable margin, subject to adjustment, or (ii) an adjusted London interbank offered rate (adjusted for maximum reserves) (“LIBOR”), plus an applicable margin. The initial margin for all borrowings is 2.25% with respect to base rate borrowings and 3.25% with respect to LIBOR borrowings. The interest rate at December 31, 2008 was 3.71%. During an event of default, default interest is payable at a rate that is 2% higher than the rate otherwise applicable. In addition to paying interest on outstanding principal under the Credit Facilities, US Corp. is required to pay an unused commitment fee to the lenders in respect of any unutilized commitments under the Revolving Credit Facility at a rate of 0.50% per annum. US Corp. is also required to pay customary letter of credit fees.

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

The Credit Agreement also contains certain restrictive covenants, including financial covenants that require the Company to maintain (i) a maximum consolidated leverage ratio, (ii) a minimum consolidated fixed charge coverage ratio and (iii) a maximum capital expenditure level. In addition, the Company was required to enter into interest rate contracts to provide protection against fluctuations in interest rates for 50% of the borrowed amount as required by the Credit Agreement.

Consolidated Balance Sheets

At December 31, 2008, cash and cash-equivalents totaled $67.7 million, down $23.2 million from $90.9 million at December 31, 2007. The decrease is primarily related to cash paid in the acquisition of NMHC ($102.8 million), partially offset by cash generated from operations ($41.6 million) and net borrowings under the term loan ($45.8 million).

Selected balance sheet highlights at December 31, 2008 are as follows:

•	Restricted cash totaling $12.5 million relates to cash balances required to be maintained in accordance with various state statutes, contractual terms with customers and other customer restrictions related to the PBM business associated with the acquisition of NMHC. The Company continues to monitor changes in balance requirements that may release restrictions and allow the funds to be used for general corporate purposes.

•	Rebates receivable of $29.6 million relate to billed and unbilled PBM receivables from pharmaceutical manufacturers in connection with the administration of the rebate program where the Company is the principal contracting party. The receivable and related payables are based on estimates, which are subject to final settlement.

•	The Company’s inventory balance of $6.7 million consists predominately of prescription drugs and medical supplies at its Mail Service and Specialty Service pharmacies.

•	Other assets of $1.5 million consist primarily of security deposits totaling $1.3 million related to the Company’s inventory facilities.

•	Customer deposits payable of $11.9 million relate to deposits required by the Company from certain customers in order to satisfy liabilities incurred on the customer’s behalf for the adjudication of pharmacy claims.

Cash flows from operating activities

For the year ended December 31, 2008, the Company generated $41.6 million of cash through its operations. Cash from operating activities consisted of net income of $15.1 million adjusted for $16.0 million in depreciation and amortization, $4.1 million in stock-based compensation expense, and a $6.4 million increase in all other operating activities, primarily changes in working capital items. Included in the change in other operating activities (net of the effects of the acquisitions of NMHC and the assets of Zynchros, Inc.) is an $8.4 million decrease in claims payable, an $8.0 million decrease in accounts receivable, a $4.8 million increase in accrued liabilities and a $2.4 million increase in rebates receivable.

Changes in the Company’s cash from operations results primarily from the timing of collections on its accounts receivable and payment or processing of its various accounts payable and accrued liabilities. The Company continually monitors its balance of trade accounts receivable and devotes ample resources to collection efforts on those balances. Rebates receivable and the related payables are primarily estimates based on claims submitted. Rebates are typically paid to customers on a quarterly basis upon receipt of the billed funds from the pharmaceutical manufacturers. The timing of the payments to customers and collections from pharmaceutical manufacturers on rebates causes fluctuations in the balances of these accounts on the balance sheet, as well as in the Company’s cash from operating activities.

Changes in non-cash items such as depreciation and amortization are caused by the purchase and acquisition of capital and intangible assets. In addition, as assets become fully depreciated or amortized, the related expenses will decrease.

Changes in operating assets and liabilities, as well as non-cash items related to income taxes, will fluctuate based on working capital requirements and the tax provision, which is determined by examining taxes actually paid or owed, as well as amounts expected to be paid or owed.

For the year ended December 31, 2007, the Company generated $22.1 million of cash through its operations. Cash from operating activities consisted of net income of $13.1 million adjusted for $5.6 million in depreciation and amortization, $3.0 million in stock-based compensation expense, and a $0.4 million decrease in all other operating activities. Included in the change in other operating activities is a $3.7 million increase in deferred revenue, as well as a $1.6 million increase in pharmacy benefit management rebates payable.

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

Cash flows from investing activities

For the year ended December 31, 2008, the Company used $112.8 million of cash for investing activities, which consisted primarily of cash used for the acquisitions of NMHC and the assets of Zynchros Inc. along with the purchases of property and equipment to support increased transaction volume.

As the Company grows, it continues to purchase capital assets to support increases in network capacity and personnel. The Company monitors and budgets these costs to ensure the expenditures aid in its strategic growth plan.

For the year ended December 31, 2007, the Company used $7.3 million of cash for investing activities, which consisted of purchases of property and equipment to support increased transaction volume and the cost of the relocation to new facilities.

For the year ended December 31, 2006, the Company used $6.4 million of cash for investing activities, which consisted of purchases of property and equipment to support increased transaction volume activity, in addition to the relocation to new facilities.

Cash flows from financing activities

For the year ended December 31, 2008, the Company generated $48.2 million of cash from financing activities, which consisted of the net proceeds from the issuance of long-term debt of $45.8 million, the exercise of stock options of $1.5 million and a $0.8 million tax benefit on the exercise of stock options.

Cash flows from financing activities generally fluctuate based on the timing of option exercises by the Company’s employees, which is affected by market prices, vesting dates and expiration dates. In addition, the Company is required to make quarterly principal and interest payments on its long-term debt, which varies based on the loan’s repayment schedules and respective interest rates.

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

Future Capital Requirements

The Company’s future capital requirements depend on many factors, including its product development programs. The Company expects to fund its operating and working capital needs, business growth and debt requirements through cash flow from operations and its cash and cash equivalents. The Company expects that purchases of property and equipment will remain consistent with prior years. The Company cannot provide assurance that its actual cash requirements will not be greater than expected as of the date of this report. In order to meet capitalist business growth goals, the Company will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact liquidity requirements or cause the issuance of additional equity or debt securities. Any issuance of additional equity or debt securities may result in dilution to shareholders, and the Company cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to the Company, or at all.

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

Contractual Obligations

The following table summarizes the Company’s significant contractual obligations as of December 31, 2008 and the effect such obligations are expected to have on the Company’s liquidity and cash in future periods assuming all obligations reach maturity:

		Less than	Years	Years	More than
	Total	1 year	1 - 3	4 - 5	5 years

Operating leases	$20,920	$6,762	$5,621	$2,909	$5,628
Capital leases	1,269	807	423	39	—
Long-term debt	47,640	3,720	11,400	26,640	5,880
Interest on long-term debt(2)	7,898	2,270	3,740	1,833	55
Purchase obligations(1)	669	669	—	—	—

Total	$78,396	$14,228	$21,184	$31,421	$11,563

(1)	As of December 31, 2008, certain of the Company’s vendors require payment of a penalty in the event the Company terminates the contract prior to the contractual maturity of such contract and, as such, are characterized as purchase obligations.

(2)	Interest payments are based on interest rates in effect at December 31, 2008. Interest payments will fluctuate based upon the future LIBOR interest rate.

The above table excludes $0.3 million related to the Company’s accrued liability for uncertain tax positions; the Company is unable to reliably estimate the period of cash settlement, if any, with the respective taxing authority.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Outstanding Securities

As of February 28, 2009, the Company had 24,448,211 common shares outstanding, 1,743,652 options outstanding and 102,889 restricted stock units outstanding. The options are exercisable on a one-for-one basis into common shares.

Summary of Quarterly Results

The following table provides summary quarterly results (unaudited) for the eight quarters prior to and including the quarter ended December 31, 2008:

	2008(1)(2)				2007
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
PBM Revenue	$269,802	$297,178	$204,860	$—	$—	$—	$—	$—
HCIT Revenue:
Recurring	18,665	15,629	16,018	18,858	18,312	17,322	17,207	17,908
Nonrecurring	4,299	5,294	6,877	5,459	5,240	4,887	5,881	6,414

Total Revenue	$292,766	$318,101	$227,755	$24,317	$23,552	$22,209	$23,088	$24,322
PBM gross profit %	10.5%	8.3%	8.2%	—	—	—	—	—
HCIT gross profit %	39%	50%	57%	55%	58%	54%	58%	60%
Net income	$4,950	$3,539	$3,267	$3,357	$3,777	$2,681	$2,955	$3,733
Basic EPS	$0.21	$0.15	$0.14	$0.16	$0.18	$0.13	$0.14	$0.18
Diluted EPS	$0.20	$0.15	$0.14	$0.16	$0.18	$0.12	$0.14	$0.17

1)	The Company acquired all of the outstanding shares of NMHC in 2008. The results of operations of the acquired business are included from the date of acquisition on May 1, 2008. The Company issued 2,785,960 shares of its common stock in connection with the acquisition.

2)	Effective with the acquisition of NMHC in the second quarter of 2008, the Company reports revenue in two operating segments, PBM and HCIT. Recurring and nonrecurring revenue are included in the HCIT segment.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include revenue recognition, purchase price allocation in connection with acquisitions, the carrying amount of property and equipment, the value of intangible assets acquired and related amortization periods, impairment of goodwill, rebates, contingencies, the valuation allowances for receivables and future income taxes and accruals for income tax uncertainties. Actual results could differ from those estimates. Note 2 of the Company’s 2008 consolidated financial statements include a Summary of Significant Accounting Policies. The understanding of the accounting policies used to prepare the consolidated financial statements is important to understanding the Company’s results of operations and financial condition.

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

When the Company enters into arrangements with multiple deliverables, it applies Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables, and evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (1) whether the delivered item has value to the customer on a stand-alone basis, (2) whether there is objective and reliable evidence of the fair value of the undelivered item(s), and (3) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. If objective reliable evidence of fair value exists for all units of accounting in the arrangement, revenue is allocated to each unit of accounting or element based on relative fair values. In situations where there is objective and reliable evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the contract consideration. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements.

Each unit of accounting is then accounted for under the applicable revenue recognition guidance. In cases where elements cannot be treated as separate units of accounting under EITF 00-21, the elements are combined into a single unit of accounting for revenue recognition purposes.

Revenue is recognized for specific types of transactions as follows:

Transaction processing revenue:  Revenue from transaction processing includes application service provider (“ASP”) and switching services. ASP services consist primarily of hosting, claims adjudication, customer support, financial reporting, data storage and rebate administration services. The Company earns a transaction fee for each transaction processed. The Company recognizes revenue at the time the transaction is processed, with the exception of any undelivered elements.

Certain ASP contracts contain performance-based revenue that is not finalized until the end of a period of time specified in the contract. Under such an arrangement, performance-based revenue is deferred until the performance criteria have been met as the Company may be obligated to pay the customer if the performance objective is not met.

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

When services are considered essential to the functionality of the software or significant customization of the software is required, license and professional services revenues are recognized using the percentage-of-completion method where reasonably dependable estimates of progress toward completion of a contract can be made in accordance with SOP 81-1,

Accounting for Performance of Construction-Type and Certain Production-Type Contracts, as prescribed by SOP 97-2. The Company estimates the percentage-of-completion on contracts utilizing actual hours worked to date as a percentage of the total estimated hours at project completion, subject to meeting agreed milestones. In the event that a milestone has not been reached, the associated cost is deferred and revenue is not recognized until the customer has accepted the milestone. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions to estimates may occur periodically during the project due to change orders or contract amendments initiated and agreed to by the customer. Revisions in profit estimates are charged or credited to earnings in the period in which the facts that give rise to the revision become known. Contract revenue recognized, based on hours worked toward completion of the project, that are unbilled are accumulated in unbilled revenue within current assets. Billings in excess of revenue recognized to date on contracts are recorded within deferred revenue. In those arrangements that include maintenance and involve significant customization of software or services, that are deemed essential to the software, where vendor specific objective evidence (“VSOE”) of fair value of the maintenance obligation cannot be established, revenue is recognized to the extent of direct costs incurred until the only undelivered element is maintenance, at which time the remaining revenue is recognized over the remaining term of the maintenance obligation. If the Company does not have a sufficient basis to estimate the progress towards completion, revenue is recognized using the completed-contract method, that is, revenue is recognized when the project is complete or when final acceptance is received from the customer.

When services are not considered essential to the functionality of the software and significant customization of the software is not required, the entire arrangement fee is allocated to each element in the arrangement based on the respective VSOE of fair value of each element. VSOE used in determining the fair value of license revenues is based on the price charged by the Company when the same element is sold in similar volumes to a customer of similar size and nature on a stand-alone basis. As the Company has not sold many licenses on a stand-alone basis over the past several years, VSOE of fair value for licenses is not always established. VSOE of fair value used in determining revenue for consulting is based on the standard daily rates for the type of services being provided multiplied by the estimated time to complete the task. VSOE used in determining the fair value of maintenance and technical support is based on the annual renewal rates. The revenue allocable to the consulting services is recognized as the services are performed. In instances where VSOE exists for undelivered elements but does not exist for delivered elements of a software arrangement, the Company uses the residual method of allocation of the arrangement fees for revenue recognition purposes. The Company has used the residual method of revenue recognition to determine the amount of revenue to be applied to any software licenses that contain multiple elements for the periods covered in this report as VSOE of fair value of the software licenses was not available. If VSOE of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or VSOE can be established.

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

PBM revenue:  The Company’s PBM revenue is primarily derived from sales of prescription drugs, together with any associated administrative fees, to customers and participants, either through the Company’s nationwide network of pharmacies, Mail Service or Specialty Service. The Company enters into a fee for service (per claim charges) arrangement with its customers for the payment of administrative fees. Under these fees for service arrangements, the Company is paid contractually agreed-upon rates based upon actual claims adjudicated plus a fixed transaction fee. Revenue related to the sales of prescription drugs by the Company’s nationwide network of pharmacies, Mail Service or Specialty Service is recognized when the claims are adjudicated and the prescription drugs are shipped. Claims are adjudicated at the point-of-sale using the Company’s on-line processing system. Co-payment revenue recognized at the Company’s Mail Service and Specialty Service pharmacies on these prescription drugs for the years ended December 31, 2008, 2007 and 2006 were $9.9 million, nil and nil, respectively. To date, the Company’s Mail Service primarily fills prescriptions for the Company’s customers. Revenue from Specialty Service primarily represents sales of biopharmaceutical drugs and is reported at the net amount billed to third party payors, patients and others. The Company records an offsetting reduction to revenue for any rebates earned from pharmaceutical manufacturers which are payable to the Company’s customers.

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

The Company evaluates customer contracts using the indicators of EITF No. 99-19, Reporting Gross Revenue as a Principal vs. Net as an Agent, to determine whether the Company acts as a principal or as an agent in the fulfillment of prescriptions through the retail pharmacy network. The Company acts as a principal in certain of its transactions with customers and, in these cases, revenues are recognized at the prescription price (ingredient cost plus dispensing fee) negotiated with customers, plus the Company’s administrative fees (“Gross Reporting”). Gross Reporting is appropriate as the Company (i) has separate contractual relationships with customers and with pharmacies, (ii) is responsible to validate and manage a claim through its claims adjudication process, (iii) commits to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (iv) manages the overall prescription drug plan relationship with the patients, who are participants of customers’ plans, and (v) has credit risk for the amount due from the customer. During 2008, there were also certain contracts for which the Company recognized revenue on a net basis.

Rebates

The Company administers two separate rebate programs through which it receives rebates and administrative fees from pharmaceutical manufacturers and third party administrators that are shared with customers. The principal difference between these two programs arises from whether the Company is the principal contracting party with the pharmaceutical manufacturers or third party administrator or acts as an agent for its clients. The rebates that the Company receives from pharmaceutical manufacturers for which the Company acts as an agent for its clients are recognized when (i) the Company is entitled to them in accordance with the terms of its arrangements with pharmaceutical manufacturers and its third party rebate administrator and (ii) the amounts of the rebates are determinable. The Company’s share of these rebates is included in revenue as earned. The rebates earned for the administration of the program in which the Company is the principal contracting party are recorded as a reduction of cost of claims and the portion of the rebate payable to customers is treated as a reduction of revenue. Rebates receivable include billed and unbilled PBM receivables from pharmaceutical manufacturers and a third party administrator. The Company records the gross rebate receivable and the related payable to the customers based on estimates, which are subject to final settlement. The estimates are based upon claims submitted and the Company’s rebate experience, and are adjusted as additional information becomes available. Upon billing the pharmaceutical manufacturer or third party administrator, any difference between the Company’s estimate and the actual amount of the rebate receivable are recorded to cost of claims, net of the estimated impact to the Company’s customers. The Company generally pays rebates to its customers on a quarterly basis, or as agreed upon with its customers. There are certain instances where the Company pays rebates to its customers on a more accelerated basis. In late 2008, the Company entered into new contracts for manufacturer rebates and currently only acts as the principal contracting party.

Goodwill and intangible assets

Goodwill is the residual amount that results when the purchase price of an acquired business exceeds the sum of the amounts allocated to the assets acquired, less liabilities assumed, based on their fair values. Goodwill is allocated to the Company’s reporting units that are expected to benefit from the business combination as of the date of the business combination.

Goodwill is not amortized but is tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. The impairment test is carried out in two steps. In the first step, the carrying amount of the reporting unit is compared with its fair value. When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of the impairment test is unnecessary. The second step is carried out when the carrying amount of a reporting unit exceeds its fair value, in which case the implied fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the value of goodwill is determined in a business combination using the fair value of the reporting unit as if it was the purchase price. When the carrying amount of reporting unit goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess and is presented as a separate line item in the consolidated statement of operations. The Company completed its annual goodwill impairment test in 2008, 2007 and 2006 and determined no impairment existed. During the year ended December 31, 2008, no events or circumstances have occurred that suggest that the carrying amount of goodwill is no longer recoverable.

Intangible assets acquired individually or as part of a group of other assets are initially recognized and measured at cost. The cost of a group of intangible assets acquired in a transaction, including those acquired in a business combination that meet the specified criteria for recognition apart from goodwill, is allocated to the individual assets acquired based on their fair values.

Intangible assets with finite useful lives are amortized over their estimated useful lives on either a straight-line basis or in proportion to the economic benefits expected to be consumed. Customer relationships acquired with the acquisition of NMHC are amortized over 8 years based on projected cash flows associated with existing customers at the acquisition date. The remaining customer relationships are currently amortized over either five years or ten years on a straight line basis. The remaining intangible assets are amortized on a straight-line basis over 1 to 15 years.

Impairment of long-lived assets

Long-lived assets or asset groups held and used, including property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; the accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its previously estimated useful life. Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset or asset group. An impairment loss is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss is measured as the amount by which the carrying amount exceeds fair value. During period ended December 31, 2008, no events or circumstances occurred that indicated that the carrying amounts of the long-lived assets may not be recoverable.

Valuation of Allowance for Doubtful Accounts

In assessing the valuation of the allowance for doubtful accounts, management reviews the collectability of accounts receivable in aggregate and on an individual account-basis. Delinquency is assessed based primarily on contractual terms. Management then reviews the accounts receivable on an individual customer-basis to determine if events such as subsequent collections, discussions with management of the debtor companies, or other activities lead to the conclusion to either increase or decrease the calculated allowance. Any increase or decrease to the allowance is recognized in the statement of operations as a bad debt expense within selling, general and administrative expense.

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

Income taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment.

Future tax benefits resulting from historical net operating losses (“NOLs”) and deductible temporary differences are recognized in accordance with SFAS No. 109, Accounting for Income Taxes. In assessing the realizability of the tax effects of these deductible temporary differences and NOLs, and the related deferred income tax assets (“DTAs”), management considers whether it is more likely than not that some portion or all of the DTAs will be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible, in addition to management’s tax planning strategies. Management considers projected future taxable income, uncertainties related to the industry in which the Company operates, tax planning strategies, historical levels of taxable income and a comparison of actual levels of taxable income with pretax book income in making this assessment. In consideration of net losses incurred in certain tax jurisdictions, the Company has provided a valuation allowance to reduce the net carrying value of DTAs to the amount that is considered more likely than not to be realized based on tax expected results of future operations and tax planning strategies. The amount of this valuation allowance is subject to adjustment in future periods based upon its assessment of evidence supporting the degree of probability that DTAs will be realized.

Non-refundable investment tax credits for SRED activities are recorded when the Company has reasonable assurance that the credit will be realized. Management has made a number of estimates and assumptions in determining the expenditures eligible for the investment tax credit claim. It is possible that the allowed amount of the investment tax credit claim could be materially different from the recorded amount upon assessment by Canada Revenue Agency. Non-refundable investment tax credits are recorded as a reduction of income tax expense on the consolidated statement of income.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Benefits from tax positions are recognized in the consolidated financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority having full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. The accrual for uncertain tax positions is based on management’s assessment of the merits of its tax positions based on its interpretation of tax laws and regulations as well as relevant case law and estimates of settlement values.

Recent Accounting Standards

FASB Statement No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standars (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but applies to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, effective January 1, 2008, the Company has only adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities that are measured at fair value within its 2008 financial statements. The Company will adopt the provisions of SFAS No. 157 for non-financial assets and liabilities in the first quarter of 2009, and is currently evaluating the impact of adopting this portion of the standard.

FASB Statement No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which permits companies to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS No. 159 effective January 1, 2008. The Company did not elect the fair value option for any items upon adoption of SFAS No. 159 and, therefore, the adoption of the statement did not have a significant impact on the Company’s consolidated financial statements.

FASB Statement No. 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133, which amends and expands the disclosure requirements of SFAS No. 133. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for the Company’s fiscal year beginning January 1, 2009, and its adoption is not expected to have a material impact to the Company.

FASB Statement No. 141(R)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses. SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the assets, liabilities, noncontrolling interest and goodwill related to a business combination. SFAS No. 141(R) also establishes what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009, and will impact the Company with respect to future business combinations entered into on or after January 1, 2009.

FASB Statement No. 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which establishes accounting and reporting standards for entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. A noncontrolling interest (previously referred to as a minority interest) is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No. 160 is effective for the Company’s fiscal year beginning January 1, 2009, and will be applied prospectively to all noncontrolling interests, including those that arose before the effective date. The Company is currently evaluating the impact of SFAS No. 160 but does not expect it to be material.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE PRICE SENSITIVITY

As of December 31, 2008, the Company had cash and cash equivalents totaling $67.7 million, most of which is invested in liquid money market funds that earn interest at floating rates, and $47.6 million in long-term debt which pays interest based on the current LIBOR interest rate.

The Company performed a sensitivity analysis as of December 31, 2008, assuming a hypothetical one percentage point decrease in interest rates. Holding other variables constant, a one percentage point decrease in interest rates would have decreased the Company’s pre-tax interest income by approximately $0.7 million and pre-tax interest expense by approximately $0.3 million. However, actual increases or decreases in earnings in the future could differ materially from this analysis based on the timing and amount of both interest rate changes and the levels of cash held by the Company and current debt outstanding.

FOREIGN EXCHANGE RISK

The Company is subject to foreign exchange risk related to its operations in Canada. The Company does not enter into derivative instruments to mitigate this risk. Exposure to fluctuations in Canadian-dollar denominated transactions is partially offset by Canadian dollar-denominated assets and liabilities. The realized foreign exchange gains and losses for each of the periods presented were insignificant. The Company performed a sensitivity analysis as of December 31, 2008, assuming a hypothetical 100 basis point decrease in the U.S. dollar to Canadian dollar exchange rate. Holding other variables constant, a 100 basis point decrease in the exchange rate would affect the Company’s pre-tax income by less than $0.1 million.

There are inherent limitations in the sensitivity analysis presented, primarily due to the assumption that foreign exchange rate movements are linear and instantaneous. As a result, the analysis is unable to reflect the potential effects of more complex market changes that could arise, which may positively or negatively affect income.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
SXC Health Solutions Corp.:

We have audited the accompanying consolidated balance sheet of SXC Health Solutions Corp. (the Company) as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity, comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SXC Health Solutions Corp. as of December 31, 2008, and the results of their operations and their cash flows for year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2008 the Company changed the date of its annual goodwill impairment test from December 31 to October 31.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Chicago, Illinois
March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
SXC Health Solutions Corp.

We have audited the accompanying consolidated balance sheet of SXC Health Solutions Corp. (“the Company”) as of December 31, 2007, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2(v) to the consolidated financial statements, the Company changed its method of accounting for income tax uncertainties in 2007.

/s/  KPMG LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Canada
March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
SXC Health Solutions Corp.:

We have audited SXC Health Solutions Corp.’s (the Company’s) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity, comprehensive income, and cash flows for the year then ended, and our report dated March 12, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Chicago, Illinois
March 12, 2009

SXC HEALTH SOLUTIONS CORP.

Consolidated Balance Sheets

	December 31,
	2008	2007
	(In thousands, except share data)

ASSETS
Current assets
Cash and cash equivalents	$67,715	$90,929
Restricted cash	12,498	—
Accounts receivable, net of allowance for doubtful accounts of $3,570 (2007 — $605)	80,531	17,990
Rebates receivable	29,586	—
Unbilled revenue	73	1,195
Prepaid expenses and other assets	4,382	2,361
Inventory	6,689	242
Income tax recoverable	1,459	1,073
Deferred income taxes	10,219	3,246

Total current assets	213,152	117,036
Property and equipment, net of accumulated depreciation of $19,449 (2007 — $13,004)	20,756	13,629
Goodwill	143,751	15,996
Other intangible assets, net of accumulated amortization of $14,099 (2007 — $4,734)	46,406	9,661
Deferred financing charges	1,481	—
Deferred income taxes	1,323	3,157
Other assets	1,474	—

Total assets	$428,343	$159,479

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,302	$1,344
Customer deposits	11,875	—
Salaries and wages payable	15,681	2,909
Accrued liabilities	32,039	4,807
Pharmacy benefit management rebates payable	36,326	2,766
Pharmacy benefit claim payments payable	51,406	2,059
Deferred revenue	7,978	6,750
Current portion of long-term debt	3,720	—

Total current liabilities	167,327	20,635
Long-term debt, less current installments	43,920	—
Deferred income taxes	15,060	1,091
Deferred lease inducements	3,217	3,222
Deferred rent	1,461	1,087
Other liabilities	3,195	987

Total liabilities	234,180	27,022

Commitments and contingencies (Note 13)
Shareholders’ equity
Common stock: no par value, unlimited shares authorized; 24,103,032 shares issued and outstanding at December 31, 2008 (2007 — 20,985,934 shares)	146,988	103,520
Additional paid-in capital	11,854	8,299
Retained earnings	35,751	20,638
Accumulated other comprehensive (loss) income	(430)	—

Total shareholders’ equity	194,163	132,457

Total liabilities and shareholders’ equity	$428,343	$159,479

See accompanying notes to the consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.

Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Revenue:
PBM	$771,840	$—	$—
HCIT:
Transaction processing	52,773	54,273	38,767
Maintenance	16,397	16,476	14,931
Professional services	13,480	14,031	16,915
System sales	8,449	8,391	10,310

Total revenue	862,939	93,171	80,923
Cost of revenue:
PBM	702,333	—	—
HCIT	45,120	39,595	34,029

Total cost of revenue	747,453	39,595	34,029

Gross profit	115,486	53,576	46,894
Expenses:
Product development costs	10,105	10,206	8,858
Selling, general and administrative	68,792	26,532	18,656
Depreciation of property and equipment	4,810	2,476	1,631
Amortization of intangible assets	9,365	1,584	1,584
Lease termination	—	—	758
Net loss on disposal of capital assets	—	133	—

	93,072	40,931	31,487

Operating income	22,414	12,645	15,407
Interest income	(2,749)	(4,690)	(2,941)
Interest expense	4,140	112	1,867

Net interest expense (income)	1,391	(4,578)	(1,074)
Other (income) expense	719	(221)	18

Income before income taxes	20,304	17,444	16,463
Income tax expense (benefit):
Current	4,866	5,258	6,488
Deferred	325	(960)	(3,672)

	5,191	4,298	2,816

Net income	$15,113	$13,146	$13,647

Earnings per share:
Basic	$0.66	$0.63	$0.73
Diluted	$0.65	$0.61	$0.69

See accompanying notes to the consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2008	2007	2006
		(In thousands)

Net income	$15,113	$13,146	$13,647
Other comprehensive (loss) income:
Loss on cash flow hedges (net of income taxes of $254 in 2008)	(430)	—	—

Other comprehensive (loss) income, net of tax	(430)	—	—

Comprehensive income	$14,683	$13,146	$13,647

See accompanying notes to the consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
		(In thousands)

Cash flows from operating activities:
Net income	$15,113	$13,146	$13,647
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	4,080	3,040	1,838
Depreciation of property and equipment	6,615	3,994	2,519
Amortization of intangible assets	9,365	1,584	1,584
Deferred lease inducements and rent	(304)	452	298
Write-off of deferred charges- long-term debt	—	—	788
Loss on disposal of property and equipment	—	133	—
Deferred income taxes	325	(960)	(3,672)
Tax benefit on option exercises	(798)	(2,405)	(1,433)
Loss (gain) on foreign exchange	187	(152)	6
Cash received for lease inducement	—	—	758
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	8,005	(3,678)	(5,662)
Rebates receivable	(2,383)	—	—
Restricted cash	632	—	—
Unbilled revenue	1,122	781	(974)
Prepaid expenses	107	(335)	(835)
Inventory	(83)	18	177
Income tax recoverable	677	(1,073)	—
Income taxes payable	—	1,811	1,837
Accounts payable	1,678	689	(111)
Accrued liabilities	4,845	685	2,940
Deferred revenue	(205)	3,731	111
Pharmacy benefit claim payments payable	(8,357)	(905)	3,021
Pharmacy benefit management rebates payable	1,305	1,593	1,173
Customer deposits	(490)	—	—
Other	148	—	—

Net cash provided by operating activities	41,584	22,149	18,010
Cash flows from investing activities:
Acquisitions, net of cash acquired	(104,769)	—	—
Purchases of property and equipment	(8,410)	(7,651)	(8,887)
Lease inducements received	373	391	2,442
Proceeds from disposal of property, and equipment	—	9	—

Net cash used in investing activities	(112,806)	(7,251)	(6,445)
Cash flows from financing activities:
Issuance of long-term debt	48,000	—	—
Payment of financing costs	(1,792)	—	—
Proceeds from exercise of options	1,549	2,531	421
Tax benefit on option exercises	798	2,405	1,433
Proceeds from public offering, net of issuance costs	—	—	34,680
Repayment of long-term debt	(360)	—	(13,102)

Net cash provided by financing activities	48,195	4,936	23,432
Effect of foreign exchange on cash balances	(187)	152	(6)

(Decrease) increase in cash and cash equivalents	(23,214)	19,986	34,991
Cash and cash equivalents, beginning of period	90,929	70,943	35,952

Cash and cash equivalents, end of period	$67,715	$90,929	$70,943

Supplemental cash flow information (note 11)

See accompanying notes to the consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.

Consolidated Statements of Shareholders’ Equity

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-In	Earnings	Comprehensive
	Number	Amount	Capital	(Deficit)	Income	Total
	(In thousands, except share data)

Balance at December 31, 2005	16,938,833	$63,715	$1,756	$(6,000)	$—	$59,471
Net income	—	—	—	13,647	—	13,647
Exercise of stock options	305,657	1,445	(1,024)	—	—	421
Tax benefit on options exercised	—	—	1,433	—	—	1,433
Issuance of common shares	3,200,000	34,680	—	—	—	34,680
Stock-based compensation	—	—	1,838	—	—	1,838

Balance at December 31, 2006	20,444,490	99,840	4,003	7,647	—	111,490

Change in accounting for income tax uncertainties (note 2(v))	—	—	—	(155)		(155)

Balance at December 31, 2006, as revised	20,444,490	99,840	4,003	7,492	—	111,335

Net income	—	—	—	13,146	—	13,146
Exercise of stock options	541,444	3,680	(1,149)	—	—	2,531
Tax benefit on options exercised	—	—	2,405	—	—	2,405
Stock-based compensation	—	—	3,040	—	—	3,040

Balance at December 31, 2007	20,985,934	103,520	8,299	20,638	—	132,457

Net income	—	—	—	15,113		15,113
Issuance of shares under ESPP	2,386	32	—	—	—	32
Issuance of shares for acquisition	2,785,960	40,926	—	—	—	40,926
Costs to issue shares for acquisition	—	(362)	—	—	—	(362)
Exercise of stock options	291,458	2,262	(713)	—	—	1,549
Issuance of restricted stock units	37,294	610	(610)	—	—	—
Tax benefit on options exercised	—	—	798	—	—	798
Stock-based compensation	—	—	4,080	—	—	4,080
Other comprehensive income	—	—	—	—	(430)	(430)

Balance at December 31, 2008	24,103,032	$146,988	$11,854	$35,751	$(430)	$194,163

See accompanying notes to the consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

SXC Health Solutions Corp. (the “Company”) is a leading provider of pharmacy benefits management (“PBM”) services and healthcare information technology (“HCIT”) solutions to the healthcare benefits management industry. The Company’s product offerings and solutions combine a wide range of software applications, application service provider processing services and professional services designed for many of the largest organizations in the pharmaceutical supply chain, such as federal, provincial, and state and local governments, pharmacy benefit managers, managed care organizations, retail pharmacy chains and other healthcare intermediaries. The Company is headquartered in Lisle, Illinois with thirteen locations in the U.S. and Canada. The Company trades on the Toronto Stock Exchange under ticker symbol “SXC” and on the Nasdaq Global Market under ticker symbol “SXCI.” For more information please visit www.sxc.com.

Effective June 27, 2007, the Company changed its name to SXC Health Solutions Corp. from Systems Xcellence, Inc. and continued to conduct business under the Business Corporations Act (Yukon). Shareholders approved the name change and the continuance at the annual and special meeting of shareholders held on May 16, 2007.

Effective April 30, 2008, the Company completed its acquisition of National Medical Health Card Systems, Inc. (“NMHC”). Please see Note 3 for more information.

2.	Significant Accounting Policies

Significant accounting policies are summarized below:

(a)	Basis of presentation:

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. Amounts in the consolidated financial statements are expressed in U.S. dollars, except where indicated. Certain reclassifications have been made to conform the prior years’ financial statements to the current year’s presentation.

(b)	Use of estimates:

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition, purchase price allocation in connection with acquisitions, valuation of property and equipment, valuation of intangible assets acquired and related amortization periods, impairment of goodwill, contingencies and valuation allowances for receivables and income taxes. Actual results could differ from those estimates.

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

When the Company enters into arrangements with multiple deliverables, it applies Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables and evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (1) whether the delivered item has value to the customer on a stand-alone basis, (2) whether there is objective and reliable evidence of the fair value of the undelivered item(s), and (3) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. If objective reliable evidence of fair value exists for all units of accounting in the arrangement, revenue is allocated to each unit of accounting or element based on relative fair values. In situations where there is objective and reliable evidence of fair value for all

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

undelivered elements, but not for delivered elements, the residual method is used to allocate the contract consideration. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements.

Each unit of accounting is then accounted for under the applicable revenue recognition guidance. In cases where elements cannot be treated as separate units of accounting under EITF 00-21, the elements are combined into a single unit of accounting for revenue recognition purposes.

Revenue is recognized for specific types of transactions as follows:

Transaction processing revenue:  Revenue from transaction processing includes application service provider (“ASP”) and switching services. ASP services consist primarily of hosting, claims adjudication, customer support, financial reporting, data storage and rebate administration services. The Company earns a transaction fee for each transaction processed. The Company recognizes revenue at the time the transaction is processed, with the exception of any undelivered elements.

Certain ASP contracts contain performance-based revenue that is not finalized until the end of a period of time specified in the contract. Under such an arrangement, performance-based revenue recognition is deferred until the performance criteria have been met as the Company may be obligated to pay the customer if the performance objective is not met.

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

When services are considered essential to the functionality of the software or significant customization of the software is required, license and professional services revenues are recognized using the percentage-of-completion method where reasonably dependable estimates of progress toward completion of a contract can be made in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, as prescribed by SOP 97-2. The Company estimates the percentage-of-completion on contracts utilizing actual hours worked to date as a percentage of the total estimated hours at project completion, subject to meeting agreed milestones. In the event that a milestone has not been reached, the associated cost is deferred and revenue is not recognized until the customer has accepted the milestone. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions to estimates may occur periodically during the project due to change orders or contract amendments initiated and agreed to by the customer. Revisions in profit estimates are charged or credited to earnings in the period in which the facts that give rise to the revision become known. Contract revenue recognized, based on hours worked toward completion of the project, that are unbilled are accumulated in unbilled revenue within current assets. Billings in excess of revenue recognized to date on contracts are recorded within deferred revenue. In those arrangements that include maintenance and involve significant customization of software or services that are deemed essential to the software, for which vendor specific objective evidence (“VSOE”) of fair value of the maintenance obligation cannot be established, revenue is recognized to the extent of direct costs incurred until the only undelivered element is maintenance, at which time the remaining revenue is recognized over the remaining term of the maintenance obligation. If the Company does not have a sufficient basis to estimate the progress towards completion, revenue is recognized using the completed-contract method, that is, revenue is recognized when the project is complete or when final acceptance is received from the customer.

When services are not considered essential to the functionality of the software and significant customization of the software is not required, the entire arrangement fee is allocated to each element in the arrangement based on the respective VSOE of fair value of each element. VSOE of fair value used in determining the fair value of license revenues is based on the price charged by the Company when the same element is sold in similar volumes to a customer of similar size and nature on a stand-alone basis. As the Company has not sold many licenses over the past several years, VSOE of fair value for licenses is not always established. VSOE used in determining revenue for consulting is based on the standard daily rates for the type of services being provided multiplied by the estimated time to complete the task. VSOE used in determining the fair value of maintenance and technical support is based on the annual renewal rates. The revenue allocable to the consulting services is recognized as the services are performed. In instances where VSOE exists for undelivered elements but does not exist for delivered elements of a software

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangement, the Company uses the residual method of allocation of the arrangement fees for revenue recognition purposes. The Company has used the residual method of revenue recognition to determine the amount of revenue to be applied to any software licenses that contain multiple elements for the periods covered in this report as VSOE of fair value of the software licenses was not available. If VSOE of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or VSOE can be established.

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

PBM revenue:  The Company’s PBM revenue is primarily derived from sales of prescription drugs, together with any associated administrative fees, to customers and participants, either through the Company’s nationwide network of pharmacies, Mail Service or Specialty Service. The Company enters into a fee for service (per claim charges) arrangement with its customers for the payment of administrative fees. Under these fees for service arrangements, the Company is paid contractually agreed-upon rates based upon actual claims adjudicated plus a fixed transaction fee. Revenue related to the sales of prescription drugs by the Company’s nationwide network of pharmacies, Mail Service or Specialty Service is recognized when the claims are adjudicated and the prescription drugs are shipped. Claims are adjudicated at the point-of-sale using the Company’s on-line processing system. Co-payment revenue recognized at the Company’s Mail Service and Specialty Service pharmacies on these prescription drugs for the years ended December 31, 2008, 2007 and 2006 were $9.9 million, nil and nil, respectively. To date, the Company’s Mail Service primarily fills prescriptions for the Company’s customers. Revenue from Specialty Service primarily represents sales of biopharmaceutical drugs and is reported at the net amount billed to third party payors, patients and others. The Company records an offsetting reduction to revenue for any rebates earned from pharmaceutical manufacturers which are payable to the Company’s customers.

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

The Company evaluates customer contracts using the indicators of EITF No. 99-19, Reporting Gross Revenue as a Principal vs. Net as an Agent, to determine whether the Company acts as a principal or as an agent in the fulfillment of prescriptions through the retail pharmacy network. The Company acts as a principal in certain of its transactions with customers and, in these cases, revenues are recognized at the prescription price (ingredient cost plus dispensing fee) negotiated with customers, plus the Company’s administrative fees (“Gross Reporting”). Gross Reporting is appropriate as the Company (i) has separate contractual relationships with customers and with pharmacies, (ii) is responsible to validate and manage a claim through its claims adjudication process, (iii) commits to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (iv) manages the overall prescription drug plan relationship with the patients, who are participants of customers’ plans, and (v) has credit risk for the amount due from the customer. There are also certain contracts for which the Company recognizes revenue on a net basis.

(d)	Cost of revenue:

The Company’s cost of revenue includes the cost of pharmaceuticals dispensed, either directly through Mail Service or Specialty Service, or indirectly through its nationwide network of pharmacies. Cost of revenue is reduced for rebates earned from pharmaceutical manufacturers. Cost of revenue also includes the cost of personnel to support the Company’s transaction processing services, system sales, maintenance and professional services. In addition, the Company includes in cost of revenue an amount of depreciation expense that is related to property and equipment used to provide services to customers.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	Cash and cash equivalents:

The Company considers cash on hand, deposits in banks, money market funds and bank term deposits with original maturities of 90 days or less as cash and cash equivalents. The amounts presented in the consolidated balance sheets approximate the fair value of cash and cash equivalents.

(f)	Restricted cash:

Restricted cash balances at December 31, 2008 are restricted as to use and relate primarily to minimum cash balances required in accordance with various state statutes, contractual terms with customers and other customer restrictions related to the Company’s PBM business.

(g)	Deferred charges:

Deferred charges consisted of deferred financing costs relating to the issuance of long-term debt. Amortization is provided using the effective-interest method over the term of the related debt.

(h)	Inventory:

Inventory consists primarily of prescription drugs and medical supplies, computer hardware and sub-licensed software held for resale and is carried at the lower of cost or net realizable value. Inventory costs are calculated using the first-in, first-out method and the weighted-average method.

(i)	Property and equipment:

Property and equipment (“P&E”) are stated at cost less accumulated depreciation. Depreciation is generally calculated over the expected estimated useful lives of the assets. Assets are depreciated on the following bases and annual rates:

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

(j)	Accounts receivable and allowance for doubtful accounts:

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. In assessing the valuation of the allowance for doubtful accounts, management reviews the collectability of accounts receivable in aggregate and on an individual account-basis. Management then reviews the accounts receivable on an individual customer-basis to determine if events such as subsequent collections, discussions with management of the debtor companies, or other activities lead to the conclusion to either increase or decrease the calculated allowance. Any increase or decrease to the allowance is recognized in the statement of operations as bad debt expense within selling, general and administrative expense.

(k)	Impairment of long-lived assets:

Long-lived assets or asset groups held and used, including P&E and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; the accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its previously estimated useful life. Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset or asset group. An impairment loss is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss is measured as the amount by which the carrying amount exceeds fair value. During each of the years ended December 31, 2008, 2007 and 2006, no events or circumstances occurred that indicated that the carrying amounts of the long-lived assets may not be recoverable.

(l)	Goodwill:

Goodwill is the residual amount that results when the purchase price of an acquired business exceeds the sum of the amounts allocated to the assets acquired, less liabilities assumed, based on their fair values. Goodwill is allocated to the Company’s reporting unit that is expected to benefit from the business combination as of the date of the business combination.

Goodwill is not amortized but is tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. Prior to 2008, the Company completed its goodwill impairment test at December 31. In 2008, the Company changed the date of its impairment test to October 31, as the Company now reports more than one segment and additional analysis is required. Changing the date to October 31 is preferable to allow the Company more time to accurately complete its impairment testing process.

Circumstances that could trigger an interim impairment test include: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; the loss of key personnel; a change in reportable segments; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of; the results of testing for recoverability of a significant asset group within a reporting unit; and the recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

The impairment test is carried out in two steps. In the first step, the carrying amount of the reporting unit is compared with its fair value. When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of the impairment test is unnecessary. The second step is carried out when the carrying amount of a reporting unit exceeds its fair value, in which case the implied fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the value of goodwill is determined in a business combination using the fair value of the reporting unit as if it was the purchase price. When the carrying amount of reporting unit goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess and is presented as a separate line item in the consolidated statement of operations. The Company completed its goodwill impairment test in 2008, 2007 and 2006 and determined no impairment existed.

(m)	Intangible assets:

Intangible assets acquired individually or as part of a group of other assets are initially recognized and measured at cost. The cost of a group of intangible assets acquired in a transaction, including those acquired in a business combination that meet the specified criteria for recognition apart from goodwill, is allocated to the individual assets acquired based on their fair values.

Intangible assets with finite useful lives are amortized over their estimated useful lives on either a straight-line basis or in proportion to the economic benefits expected to be consumed. Customer relationships acquired with the acquisition of NMHC are amortized over 8 years based on projected cash flows associated with existing customers at the acquisition date. The remaining customer relationships are currently amortized over either five years or ten years on a straight line basis. The remaining intangible assets are amortized on a straight-line basis over 1 to 15 years.

(n)	Customer deposits:

The Company requires deposits from certain customers in order to satisfy liabilities incurred by the Company on the customer’s behalf for the adjudication of pharmacy claims. Customer deposits totalled $11.9 million and $nil as of December 31, 2008 and 2007, respectively.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(o)	Rebates:

The Company administers two separate rebate programs through which it receives rebates and administrative fees from pharmaceutical manufacturers and third party administrators that are shared with a majority of the Company’s customers. The principal difference between these two programs arises from whether the Company is the principal contracting party with the pharmaceutical manufacturers or third party administrator or acts as an agent for its customers. The rebates that the Company receives from pharmaceutical manufacturers for which the Company acts as an agent for its customers are recognized when (i) the Company is entitled to them in accordance with the terms of its arrangements with pharmaceutical manufacturers and its third party rebate administrator and (ii) the amounts of the rebates are determinable. The Company’s share of these rebates is included in revenue as earned.

The rebates earned for the administration of the program in which the Company is the principal contracting party are recorded as a reduction of cost of revenue and the portion of the rebate payable to customers is treated as a reduction of revenue. Rebates receivable include billed and unbilled PBM receivables from pharmaceutical manufacturers and a third party administator. The Company records the gross rebate receivable and the related payable to the customers based on estimates, which are subject to final settlement. The estimates are based upon claims submitted and the Company’s rebate experience, and are adjusted as additional information becomes available. Upon billing the pharmaceutical manufacturer or third party administrator, any difference between the Company’s estimate and the actual amount of the rebate receivable is recorded to cost of revenue, net of the estimated impact to the Company’s customers. The Company generally pays rebates to its customers on a quarterly basis, or as agreed upon with its customers. There are certain instances where the Company pays rebates to its customers on a more accelerated basis. In late 2008, the Company entered into new contracts for manufacturer rebates and currently only acts as the principal contracting party.

As of December 31, 2008 and 2007, total unbilled pharmaceutical manufacturer rebates receivable amounted to $20.1 million and nil, respectively.

(p)	Research and product development:

Research costs are expensed as incurred in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, Accounting for Research and Development Costs. Costs related to development of software are expensed as incurred unless such costs meet the criteria for capitalization and amortization in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. The Company has not capitalized any software development costs incurred during 2008, 2007 and 2006.

(q)	Investment tax credits:

Non-refundable investment tax credits for Scientific Research and Experimental Development (“SRED”) activities are recorded when the Company has reasonable assurance that the credit will be realized. Management has made a number of estimates and assumptions in determining the expenditures eligible for the investment tax credit claim. It is possible that the allowable amount of the investment tax credit claim could be materially different from the recorded amount upon assessment by the Canada Revenue Agency. Non-refundable investment tax credits are recorded as a reduction of income tax expense on the consolidated statements of operations.

(r)	Stock-based compensation:

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment. The Company has adopted SFAS No. 123R using the modified-prospective method and, therefore, recognizes stock-based compensation for any new stock-based awards and awards modified, repurchased or cancelled after January 1, 2006 over the requisite service period. In addition, the Company recognizes stock-based compensation expense for previously unvested awards outstanding as of January 1, 2006 over the remaining portion of the requisite service period.

Under SFAS No. 123R, the Company is required to determine the fair value of the stock-based awards granted. For stock options issued to employees and directors, compensation cost related to those awards is measured based on the fair value of the options on the date of the grant that is determined by using the Black-Scholes-Merton option-pricing model. The compensation cost of the options expected to vest is recognized on a straight-line basis over the service period as compensation expense and additional paid- in capital. In addition, SFAS No. 123R requires the Company to estimate forfeitures as part of the initial measure

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the grant date fair value of the award. The cumulative effect of the change in accounting policy for the adjustment related to the forfeitures for the prior periods was $50,000 at January 1, 2006.

For stock-based awards that are deductible for tax purposes, the cumulative compensation cost is treated as a temporary difference. If a deduction reported on a tax return exceeds the cumulative compensation cost for those awards, any resulting realized tax benefit that exceeds the previously recognized deferred tax asset for those awards (the excess tax benefit) is recognized as additional paid-in capital. If the amount deductible is less than the cumulative compensation cost recognized for financial reporting purposes, the write-off of a deferred tax asset related to that deficiency, net of the related valuation allowance, if any, is first offset to the extent of any remaining additional paid-in capital from excess tax benefits from previous awards with the remainder recognized in the statement of operations.

(s)	Derivatives:

The Company accounts for derivative instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133. SFAS No. 133 and SFAS No. 138 require that all derivative instruments are recorded on the balance sheet at their respective fair values.

(t)	Foreign currency:

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

(u)	Earnings per share:

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares adjusted for the dilutive effect of outstanding stock options and restricted stock units. The dilutive effect is calculated by assuming that the proceeds from the exercise of in-the-money stock options were used to acquire shares of common stock at the average market price for the period.

(v)	Income taxes:

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment.

Future tax benefits resulting from historical net operating losses (“NOLs”) and deductible temporary differences are recognized in accordance with SFAS No. 109, Accounting for Income Taxes. In assessing the realizability of the related deferred income tax assets (“DTAs”), management considers whether it is more likely than not that some portion or all of the DTAs will be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible, in addition to management’s tax planning strategies. Management considers projected future taxable income, uncertainties related to the industry in which the Company operates, tax planning strategies, historical taxable income, and a comparison of actual levels of taxable income with pretax book income in making this assessment. Valuation allowances are established for DTAs that are not considered more likely than not to be realized. The amount of this valuation allowance is subject to adjustment by the Company in future periods based upon its assessment of evidence supporting the degree of probability that DTAs will be realized.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Benefits from tax positions are recognized in the consolidated financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority having full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.

As a result of the implementation of FIN 48, the Company recognized an adjustment in the liability for unrecognized income tax benefits of $155,000, and a corresponding reduction in the beginning balance of retained earnings as of January 1, 2007.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

(w)	Deferred lease inducements:

Deferred lease inducements represent cash inducements and tenant improvement allowances received from the Company’s landlords that are amortized against rent expense on a straight-line basis over the term of the respective lease.

(x)	Deferred rent:

When the terms of an operating lease provide for periods of free rent, rent concessions and/or rent escalations, the Company records rent expense on a straight-line basis over the term of the respective lease. The difference between the rent expense recognized and the actual payments made in accordance with the lease agreement is recognized as deferred rent liability.

(y)	Recent Accounting Pronouncements:

FASB Statement No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but applies to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, effective January 1, 2008, the Company has only adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities that are measured at fair value within its 2008 financial statements. The Company will adopt the provisions of SFAS No. 157 for non-financial assets and liabilities in the first quarter of 2009, and is currently evaluating the impact of adopting this portion of the standard.

FASB Statement No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which permits companies to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS No. 159 effective January 1, 2008. The Company did not elect the fair value option for any items upon adoption of SFAS No. 159 and, therefore, the adoption of the statement did not have a significant impact on the Company’s consolidated financial statements.

FASB Statement No. 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133, which amends and expands the disclosure requirements of SFAS No. 133. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for the Company’s fiscal year beginning January 1, 2009, and its adoption is not expected to have a material impact to the Company.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FASB Statement No. 141(R)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses. SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the assets, liabilities, noncontrolling interest and goodwill related to a business combination. SFAS No. 141(R) also establishes what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009, and will impact the Company with respect to future business combinations entered into on or after January 1, 2009.

FASB Statement No. 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which establishes accounting and reporting standards for entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. A noncontrolling interest (previously referred to as a minority interest) is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No. 160 is effective for the Company’s fiscal year beginning January 1, 2009, and will be applied prospectively to all noncontrolling interests, including those that arose before the effective date. The Company is currently evaluating the impact of SFAS No. 160 but does not expect it to be material.

3.	Business Combination

NMHC Acquisition

Effective April 30, 2008, the Company completed the acquisition of 100% of the voting equity interest in NMHC, a pharmacy benefit management company, in an exchange offer of (i) 0.217 of a common share of the Company’s common stock and (ii) $7.70 in cash for each outstanding NMHC common share. Total deal consideration approximated $143.8 million, which included the issuance of 2,785,960 shares of the Company’s common stock. The value of the stock issued was determined based on the guidance of EITF No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. This EITF provides that the value of shares issued is based on the average market price of the acquirer’s stock from a few days before to a few days after the agreement is reached and announced. To fund the transaction, the Company entered into a six-year $48.0 million term loan agreement. The Company also signed a $10.0 million senior secured revolving credit agreement. NMHC results of operations are included in the consolidated financial statements for the period from May 1, 2008 through December 31, 2008.

Prior to the acquisition, the Company and one of NMHC’s subsidiaries, NMHCRX, Inc., were parties to a consulting agreement and software license and maintenance agreements pursuant to which the Company licensed, and provided consulting and support services in connection with, certain computer software for one of NMHCRX, Inc.’s claims adjudication systems. Any existing balances due from NMHCRX were eliminated as of the date of acquisition.

The Company and NMHC have similar missions and core values, and the Company believes the synergies gained from this business combination will create long term value for customers, vendors and shareholders, as well as opportunities for new and existing employees by making the Company better positioned to compete in the changing PBM environment.

The purchase price of the acquired operations was comprised of the following (in thousands):

Cash payment to NMHC shareholders	$98,711
Value assigned to shares issued	40,926
Direct costs of the acquisition	4,114

Total purchase price	$143,751

Direct Costs of the Acquisition

Direct costs of the acquisition include investment banking fees, legal and accounting fees and other external costs directly related to the acquisition.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preliminary Purchase Price Allocation

The acquisition was accounted for under the purchase method of accounting with the Company treated as the acquiring entity in accordance with SFAS No. 141, Business Combinations. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated preliminarily to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The purchase price allocation is preliminary and is subject to future adjustment during the allocation period as defined in SFAS No. 141. The primary areas of the purchase price allocation that could be subject to future adjustment relate to the valuation of pre-acquisition contingencies, taxes and residual goodwill. Additionally, the Company is in the process of making assessments in other areas that could affect the final purchase price allocation. The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. All goodwill acquired in the NMHC acquisition was allocated to the Company’s PBM segment. Goodwill is non-amortizing for financial statement purposes and is not tax deductible.

The following summarizes the estimates of the fair values of the assets acquired and liabilities assumed at the acquisition date and are subject to change (in thousands):

Current assets	$115,879
Property and equipment	5,447
Goodwill	125,388
Intangible assets	44,420
Other assets	1,258

Total assets acquired	292,392
Current liabilities	135,999
Deferred income taxes	12,346
Other liabilities	296

Total liabilities assumed	148,641

Net assets acquired	$143,751

During the year ended December 31, 2008, the Company recognized $7.8 million of amortization expense from intangible assets acquired. Amortization for 2009, 2010 and 2011 is expected to be $7.6 million, $6.0 million and $5.3 million, respectively. None of the acquired intangible assets will have any residual value at the end of the amortization periods. There were no in-process research and development assets acquired. The estimated fair values and useful lives of intangible assets acquired are as follows (dollars in thousands):

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

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited pro forma results of operations are as follows (dollars in thousands, except per share amounts):

	Years Ended December 31,
	2008	2007

Sales	$1,244,600	$716,967
Gross profit	$140,773	$135,587
Net income	$10,038	$495
Earnings per share:
Basic	$0.42	$0.02
Diluted	$0.41	$0.02
Weighted average shares outstanding:
Basic	23,886,355	23,541,332
Diluted	24,320,900	24,348,714

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

Zynchros Acquisition

On December 22, 2008, the Company announced that it had acquired the assets of Zynchros, a privately-owned leader in formulary management solutions, in a cash transaction effective December 19, 2008. Founded in 2000, Zynchros provides a suite of on-demand formulary management tools to approximately 45 health plan and PBM customers. The zynchros.com platform helps payers to effectively manage their formulary programs, and to maintain Medicare Part D compliance of their programs. The Company recorded identifiable intangible assets of $1.7 million with estimated useful lives of 4 to 5 years and goodwill of $2.4 million associated with the acquisition. The goodwill acquired was allocated to the Company’s HCIT segment. Zynchros results of operations are included in the consolidated statement of operations for the period from December 19, 2008 through December 31, 2008 and were not material to the Company’s results of operations for the twelve months then ended on a pro forma basis.

4.	Property and equipment

		Accumulated	Net book
December 31, 2008	Cost	Depreciation	Value
	(In thousands)

Furniture and equipment	$3,788	$(1,762)	$2,026
Computer equipment and software	29,585	(15,900)	13,685
Leasehold improvements	6,832	(1,787)	5,045

	$40,205	$(19,449)	$20,756

		Accumulated	Net book
December 31, 2007	Cost	Depreciation	Value
	(In thousands)

Furniture and equipment	$2,680	$(1,296)	$1,384
Computer equipment and software	19,712	(10,842)	8,870
Leasehold improvements	4,241	(866)	3,375

	$26,633	$(13,004)	$13,629

Depreciation expense, including P&E acquired under capital leases, totaled $6.6 million, $4.0 million and $2.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Of the total depreciation expense, $1.8 million, $1.5 million

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $0.9 million was related to the data center operations and allocated to cost of revenue for the years ended December 31, 2008, 2007 and 2006, respectively.

5.	Deferred lease inducements

The following table summarizes activity related to deferred lease inducements for the years ended December 31, 2008 and 2007 (in thousands):

Balance, December 31, 2006	$3,169
Additions	391
Amortization	(338)

Balance, December 31, 2007	3,222

Additions	373
Amortization	(378)

Balance, December 31, 2008	$3,217

During 2006, the Company entered into two new operating lease agreements for new office space in Lisle, Illinois and Scottsdale, Arizona. As part of these agreements, the Company received certain lease inducements including cash and tenant improvement allowances. The inducements are amortized on a straight-line basis over the term of the lease as a reduction of rent expense.

During 2006, gross lease inducements totalled $3.2 million, of which $0.8 million was received in cash as reimbursement for the lease termination fee paid by the Company to the lessor of the U.S. headquarters located in Lombard, Illinois to terminate the lease effective March 31, 2007. The remaining $2.4 million represents amounts paid by the landlord for leasehold improvements and other assets related to the leased facility acquired on behalf of the Company, as per the lease agreement.

During 2008 and 2007, additions to gross lease inducements represents amounts paid by the landlord for leasehold improvements related to the Lisle, Illinoisleased facility acquired on behalf of the Company, as per the lease agreement.

6.	Other intangible assets

Definite-lived intangible assets are amortized over the useful lives of the related assets. At December 31, 2008, intangible assets relating to the acquisitions of NMHC and Zynchros are estimates and are subject to change. The components of intangible assets were as follows (in thousands):

	December 31, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Customer relationships	$53,100	$10,043	$43,057	$12,950	$3,874	$9,076
Acquired software	3,565	1,903	1,662	1,445	860	585
Trademarks/Trade names	1,360	1,122	238	—	—	—
Non-compete agreements	1,480	987	493	—	—	—
Licenses	1,000	44	956	—	—	—

Total	$60,505	$14,099	$46,406	$14,395	$4,734	$9,661

Amortization associated with intangible assets at December 31, 2008 is estimated to be $9.6 million in 2009, $8.0 million in 2010, $7.3 million in 2011, $6.8 million in 2012 and $5.9 million in 2013.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Long-term liabilities

The Company had no long-term debt at December 31, 2007.

Long-term debt:

NMHC acquisition

On April 25, 2008, the Company’s U.S. subsidiary, SXC Health Solutions, Inc. (“US Corp.”), entered into a credit agreement (the “Credit Agreement”) providing for up to $58 million of borrowings, consisting of (i) a $10 million senior secured revolving credit facility (including borrowing capacity available for letters of credit and for borrowings on same-day notice) referred to as a swing loan (the “Revolving Credit Facility”) and (ii) a $48 million senior secured term loan (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). On April 29, 2008, US Corp. borrowed $48 million under the Term Loan Facility to pay a portion of the consideration in connection with the acquisition of NMHC and certain transaction fees and expenses related to the acquisition.

The interest rates applicable to the loans under the Credit Facilities are based on a fluctuating rate measured by reference to either, at US Corp.’s option, (i) a base rate, plus an applicable margin, subject to adjustment, or (ii) an adjusted London interbank offered rate (adjusted for the maximum reserves)(“LIBOR”), plus an applicable margin. The initial rate for all borrowings is prime plus 2.25% with respect to base rate borrowings or LIBOR plus 3.25%. During an event of default, default interest is payable at a rate that is 2% higher than the rate otherwise applicable. The interest rate on the loan at December 31, 2008 was 3.71%. In addition to paying interest on outstanding principal under the Credit Facilities, US Corp. is required to pay an unused commitment fee to the lenders in respect of any unutilized commitments under the Revolving Credit Facility at a rate of 0.50% per annum. US Corp. is also required to pay customary letter of credit fees. In addition, pursuant to the terms of its credit agreement, the Company entered into interest rate contracts for 50% of the borrowed amount, or $24 million, to provide protection against fluctuations in interest rates for a three-year period from the date of issue. See Note 16 for more information.

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

The Term Loan Facility will amortize in quarterly instalments, which commenced on June 30, 2008, in aggregate annual amounts equal to 1% (year 1), 10% (years 2 and 3), 15% (years 4 and 5), and 49% (year 6) of the original funded principal amount of such facility. Principal repayments will be $3.7 million in 2009, $4.8 million in 2010, $6.6 million in 2011, $7.2 million in 2012, $19.4 million in 2013 and $5.9 million in 2014. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full on April 30, 2013.

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

In connection with the Term Loan Facility, the Company incurred approximately $1.8 million in financing costs. The financing costs are presented on the consolidated balance sheet as deferred financing charges and are being amortized into interest expense over the life of the loan using the effective interest method.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Company’s long-term debt at December 31, 2008 is $47.6 million, which approximates its carrying value. The estimated fair value of the Company’s variable-rate debt approximates the carrying value of the debt since the variable interest rates are market-based, and the Company believes such debt could be refinanced on materially similar terms.

Other long-term debt

In 2004, the Company amended and increased its senior secured credit facility by $6 million to $13.6 million and terminated the revolving line of credit. The amended terms of the Company’s credit facility included a six-year term with quarterly principal payments that commenced on December 31, 2005 and was to mature on December 31, 2010. The deferred charges related to the original debt along with the costs incurred by the Company related to the amended long-term debt were being amortized over the term of the amended debt. On July 5, 2006, the Company repaid the outstanding line of credit and term loan. The Company paid cash consideration of $12.8 million, which consisted of $12.6 million in principal and $0.2 million in a prepayment fee and accrued interest. The Company wrote off related unamortized deferred financing costs of $0.8 million.

Supplemental information:

Interest expense, including that applicable to capital leases, relates to the following for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006

Long-term debt	$2,223	$—	$970
Other (including fair value adjustments of derivatives)	1,605	112	109
Deferred charges — long-term debt	312	—	788

Total	$4,140	$112	$1,867

8.	Shareholder’s Equity

(a)	Common shares:

(i) Authorized:  Unlimited no par voting common shares

(ii) Issued and outstanding:

	Number of
	Shares (iii)	Amount
	(In thousands except share data)

Balance, December 31, 2005	16,938,833	$63,715
Issuance of common shares(iv)	3,200,000	34,680
Exercise of options	305,657	1,445

Balance, December 31, 2006	20,444,490	99,840
Exercise of options	541,444	3,680

Balance, December 31, 2007	20,985,934	103,520
Issuance of common shares(iv)	2,785,960	40,926
Issuance of common shares under ESPP	2,386	32
Issuance of restricted stock units	37,294	610
Stock issuance costs	—	(362)
Exercise of options	291,458	2,262

Balance, December 31, 2008	24,103,032	$146,988

For the years ended December 31, 2008, 2007 and 2006, proceeds from the exercise of stock options totalled $1.5 million, $2.5 million and $0.4 million, respectively. The additional amounts relate to the reclassification of the fair value of those options from additional paid-in capital to common shares.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(iii)	Share consolidation:

On June 5, 2006, the Company filed articles of amendment to effect a four-to-one share consolidation of the Company’s outstanding common shares. The share consolidation was approved by the shareholders of the Company on May 17, 2006. Accordingly, information relating to the number of shares and EPS presented in the consolidated statements of operations gives effect to this share consolidation for all periods presented.

(iv)	Issuance of common shares:

On June 22, 2006, the Company filed a short-form prospectus in Canada and a registration statement in the United States, in connection with the issuance of 3,200,000 common shares of the Company. The gross proceeds of the issuance were $38.7 million, excluding underwriting fees and issuance costs of $2.6 million and $1.4 million, respectively.

Effective April 30, 2008, the Company completed the acquisition of NMHC in an exchange offer of (i) 0.217 of a common share of the Company’s common stock and (ii) $7.70 in cash for each outstanding NMHC common share. The Company issued 2,785,960 shares of its common stock in connection with the acquisition.

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

On May 16, 2007, shareholders of the Company authorized amendments to the Plan to (i) increase the number of common shares to be reserved for issuance under the Plan by 1,000,000 common shares; and (ii) permit any option granted under the Plan that would expire within a trading black-out to be exercised within 10 business days following such trading black-out. As a result of the amendments, as at December 31, 2008, there were 3,937,500 common shares reserved for issuance under the Plan.

Prior to May 2007, all stock options awarded by the Company were denominated in Canadian dollars as required by the Plan in effect at the grant date. Amendments to the Plan in May 2007 permitted the Company to denominate stock option awards in either Canadian or U.S. dollars. All grants made subsequent to May 2007 are denominated in U.S. dollars.

The following table summarizes activity related to stock options denominated in Canadian dollars for each of the years in the three-year period ended December 31, 2008:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of period	1,452,602	$9.54	2,058,461	$8.38	1,702,589	$4.72
Granted	—	—	6,000	23.05	734,875	14.56
Exercised	(291,458)	5.61	(541,444)	5.15	(359,418)	3.79
Expired	(3,000)	14.36	(625)	14.36	—	—
Forfeited	(23,750)	14.22	(69,790)	11.19	(19,585)	9.33

Outstanding, end of period	1,134,394	10.44	1,452,602	9.54	2,058,461	8.38

Options exercisable, end of period	1,090,896	$10.23	1,200,235	$8.44	1,417,966	$6.54

Canadian dollar stock options granted to employees during 2007 and 2006 vest over three years. Stock options granted to directors during this same period vested immediately. All Canadian dollar options outstanding expire five years from the date of vesting.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the information about the Canadian dollar stock options outstanding at December 31, 2008:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Price
	(In Cdn. Dollars)

$1.40 - $3.20	136,521	1.19	$2.62	136,521	$2.62
$5.36 - $7.32	403,391	1.75	$6.86	403,391	$6.86
$9.16 - $24.37	594,482	3.88	$14.66	550,984	$14.58

$1.40 - $24.37	1,134,394	2.80	$10.44	1,090,896	$10.23

The aggregate intrinsic value and remaining contractual term of exercisable stock options at December 31, 2008, was approximately $11.2 million (Cdn.$13.6 million) and 2.83 years, respectively. The aggregate intrinsic value and remaining contractual term of all vested options and options that are expected to vest are $11.5 million (Cdn.$14.0 million) and 2.80 years, respectively.

The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was as follows (in thousands):

	2008	2007	2006

U.S. dollars	$2,790	$8,588	$4,173
Canadian dollars	$2,972	$9,343	$4,779

The total fair value of stock options which vested during the years ended December 31, 2008, 2007 and 2006 was as follows (in thousands):

	2008	2007	2006

U.S. dollars	$1,228	$2,158	$2,115
Canadian dollars	$1,494	$2,117	$2,464

As of December 31, 2008, there was $0.4 million (Cdn.$0.5 million) of unrecognized compensation cost related to Canadian dollar stock options which will be recognized over a weighted-average period of 1.66 years.

The following table summarizes activity related to stock options denominated in U.S. dollars for the years ended December 31, 2007 and 2008 as the Company began issuing these stock options subsequent to May 2007:

	2008		2007
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price

Outstanding, beginning of period	536,000	$21.88	—	$—
Granted	510,950	13.03	595,000	22.05
Exercised	—	—	—	—
Expired	(3,125)	22.52	—	—
Forfeited	(85,025)	21.76	(59,000)	23.58

Outstanding, end of period	958,800	17.17	536,000	21.88

Options exercisable, end of period	141,625	$20.76	17,500	$22.77

U.S. dollar options granted during 2008 and 2007 were primarily subject to a graded vesting schedule of four years. All U.S. dollar options granted expire five years from the grant date.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the information about the U.S. dollar stock options outstanding at December 31, 2008:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Price
	(In U.S. dollars)

$12.60 - $18.11	589,050	4.24	$13.27	35,875	$13.29
$21.69 - $23.58	369,750	3.40	$23.37	105,750	$23.30

$12.60 - $23.58	958,800	3.91	$17.17	141,625	$20.76

The aggregate intrinsic value and remaining contractual term of exercisable stock options at December 31, 2008 was $0.2 million (as the majority of exercisable options were out-of-the-money) and 3.13 years, respectively. The aggregate intrinsic value and remaining contractual term of all vested options and options that are expected to vest are $3.2 million and 3.91 years, respectively. There were no options exercised during 2008 or 2007. The total fair value of stock options which vested during the years ended December 31, 2008 and 2007 was approximately $0.8 million and $0.1 million, respectively.

As of December 31, 2008, there was $4.6 million of unrecognized compensation cost related to U.S. dollar stock options which is expected to be recognized over a weighted-average period of 2.97 years.

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

The common shares available for purchase under the ESPP may be drawn from either authorized but previously unissued common shares or from reacquired common shares, including those purchased by the Company in the open market. During 2008, the Company issued 2,386 common shares under the ESPP. During 2007, no common shares were issued under the ESPP.

The ESPP is not considered compensatory under the provisions of SFAS No. 123R and therefore, no portion of the costs related to ESPP purchases is included in the Company’s stock-based compensation expense.

(d)	Restricted Stock Units:

The Company assumed 170,500 restricted stock units of NMHC after the acquisition, which converted into 126,749 restricted stock units of the Company. The restricted stock units vest 33% each in November 2008, November 2009 and November 2010. In September 2008, the Company issued an additional 51,000 restricted stock units with a grant date fair value of $15.90 per share to certain new employees who were previous employees of NMHC. These restricted stock units vest in one-fourth increments on each grant date anniversary. At December 31, 2008, there were 103,880 restricted stock units outstanding. The total intrinsic value of restricted stock units that vested during the year was $0.6 million. At December 31, 2008, there was $1.8 million of unrecognized compensation cost related to restricted stock units which is expected to be recognized over a

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

weighted-average period of 2.62 years. The following table summarizes the information about restricted stock units at December 31, 2008:

	2008
		Weighted
		Average
	Number of	Grant
	Restricted	Date Fair
	Stock Units	Value

Nonvested balance as of December 31, 2007	—	$—
Assumed	126,749	14.11
Granted	51,000	15.90
Vested	(42,498)	14.14
Forfeited	(31,371)	15.08

Nonvested balance as of December 31, 2008	103,880	14.70

(e)	Stock-based compensation:

For the years ended December 31, 2008, 2007 and 2006, the Company recorded stock-based compensation expense of $4.1 million, $3.0 million and $1.8 million, respectively.

The Company allocated stock-based compensation costs to the same statement of operations line item as the cash compensation to those employees. Accordingly, the allocation of the compensation costs is as follows for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006

Cost of revenue	$590	$335	$376
Product development costs	251	283	186
Selling, general and administrative (“SG&A”)	3,239	2,422	1,276

Total stock-based compensation	$4,080	$3,040	$1,838

The total income tax benefit, using the Company’s statutory tax rates, recognized in the statement of operations for share-based compensation arrangements for years ended December 31, 2008, 2007 and 2006, was $1.5 million, $1.1 million, and $0.6 million, respectively.

The Black-Scholes-Merton option-pricing model was used to estimate the fair value of the options at grant date for the years ended December 31, 2008, 2007 and 2006, based on the following assumptions:

	2008	2007	2006

Volatility	46.9 - 52.4%	40.7 - 54.4%	36.5 - 40.8%
Risk-free interest rate	1.60 - 3.27%	3.44 - 4.85%	4.74 - 5.13%
Expected life	2 - 5 years	1 - 5 years	5 years
Dividend yield	—	—	—
Weighted average grant date fair value:
Canadian dollar stock options	—	C$5.57	C$5.96
U.S. dollar stock options	$5.74	$9.01	—

The volatility assumption is based on historical volatility at the date of grant for the period equal to the expected life of the option.

The expected life assumption is based on historical exercise patterns. The Company’s options issued to employees typically have a longer expected life of 4.5 to 5 years due to the vesting schedules, whereas options issued to directors have a shorter expected life of 1 to 2.5 years due to the immediate vesting of their options.

The Company does not expect to pay dividends and, therefore, no dividend yield assumption is used in calculating the fair value of stock options.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income taxes

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows (in thousands).

	December 31,
	2008	2007

Deferred income tax assets:
Non-capital loss carryforwards (“NOL”)	$955	$650
Deductible research and development expenses	906	1,937
Property and equipment and intangible assets	188	219
Unrealized foreign exchange loss on intercompany loan	4,983	3,355
Lease inducements and deferred financing	2,644	2,269
Investment tax credits	629	630
Reserves and accruals	9,578	1,136
Stock-based compensation	2,606	1,470
Other	408	—

Total	22,897	11,666
Less valuation allowance	5,712	5,263

Total deferred tax assets	$17,185	$6,403

Deferred tax assets — current	$10,219	$3,246
Deferred tax assets — long term	6,966	3,157

Total	$17,185	$6,403

Deferred income tax liabilities:
Property and equipment	$20,542	$1,091
Other	161	—

Total	$20,703	$1,091

At December 31, 2008, the Company had gross deferred tax assets (“DTAs”) totaling $22.9 million compared to $11.7 million at December 31, 2007. Of the $22.9 million, $7.0 million of DTAs related to its Canadian operations compared to $7.4 million at December 31, 2007. The Company also had deferred tax liabilities which increased to $20.7 million at December 31, 2008 from $1.1 million at December 31, 2007. The change in the Company’s deferred tax assets and liabilities occurred mainly in the U.S. operations as a result of the acquisition of NMHC.

The balance of the valuation allowance was $5.7 million at December 31, 2008 compared to $5.3 million at December 31, 2007. The valuation allowance arising from the Canadian operations was $5.4 million at December 31, 2008 and $5.3 million at December 31, 2007. The Canadian valuation allowance increased during the year as a result of prior year true ups to the related DTAs, as well as changes in exchange rates; this was partially offset by a release of valuation allowance. The amount of this valuation allowance is subject to adjustment by the Company in future periods based upon its assessment of evidence supporting the degree of probability that DTAs will be realized.

At December 31, 2008, the Company had a DTA of $1.0 million related to U.S. NOLs that are available to reduce future years’ taxable income and expire beginning in 2014. A valuation allowance of $0.3 million has been established against a portion of the NOLs related to one of NMHC’s prior acquisitions.

The Company has approximately $2.9 million in unused scientific research expenditures, which can be carried forward indefinitely. The Company has unused SRED credits of approximately $0.6 million that will impact the Company’s effective tax rate in the period recognized and expire in varying amounts from 2010 up to 2026.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between the effective tax rate reflected in the provision for income taxes and the U.S. statutory income tax rate are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Corporate statutory rate	35.0%	35.0%	35.0%
Income tax expense on income before income taxes	$7,107	$6,095	$5,751
Tax effect of:
Impact of federal graduated tax rate	(129)	(96)	(97)
State and local income taxes, net of federal benefit	385	499	484
Impact of foreign tax rates	122	785	234
Share issuance costs	(115)	—	(246)
Change in valuation allowance	(993)	(3,610)	(3,885)
Investment tax credits utilized	—	(875)	—
Other permanent differences	83	62	29
Cross-jurisdictional financing	(1,458)	—	—
Effect of foreign exchange	—	(312)	(245)
Adjustment to tax reserves	(85)	862	—
Accrued interest under FIN 48	49	47	—
Other	225	841	791

	$5,191	$4,298	$2,816

Income from U.S. operations before income taxes was $12.9 million, $9.7 million and $12.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Income from Canadian operations before income taxes, including taxable income attributable to intercompany debt, was $7.4 million, $8.6 million and $4.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Current tax expense
United States	$3,994	$3,810	$6,285
Canada	872	1,448	203

Total current tax expense	$4,866	$5,258	$6,488
Deferred tax expense (benefit)
United States	(411)	596	(3,118)
Canada	736	(1,556)	(554)

Total deferred tax expense	$325	$(960)	$(3,672)

Total tax expense	$5,191	$4,298	$2,816

Uncertain Tax Positions

As a result of the implementation of FIN 48, the Company recognized an adjustment in the liability for unrecognized income tax benefits of $155,000 and a corresponding reduction in the beginning balance of retained earnings as of January 1, 2007. As of December 31, 2008, the Company has an accrued liability on the consolidated balance sheet of $297,000 related to various uncertain federal and state income tax matters, the resolution of all of which would impact the Company’s effective tax rate.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the balance of the liability for tax uncertainties are as follows (in thousands):

Beginning balance of liability at January 1, 2008	$202
Increase in interest related to tax positions taken in prior years	49
Effect of change in accounting position for income tax uncertainties	46

Liability at December 31, 2008	$297

The change from January 1, 2008 is a result of recognizing accrued interest and penalties related to the liability for tax uncertainties, as well as the effect of a change in accounting position for certain income tax uncertainties.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Accrued interest at December 31, 2008 was $129,000. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease within twelve months of December 31, 2008. The Company currently estimates that such increases or decreases will not be significant.

The Company and its subsidiaries file income tax returns in Canadian and U.S. federal jurisdictions, and various provincial, state and local jurisdictions. With few exceptions, the Company is no longer subject to tax examinations by tax authorities for years prior to 2004.

10.	Earnings per share

The following table sets forth the computation for basic and diluted EPS for the years ended December 31, 2008, 2007 and 2006 (in thousands, except share data):

	2008	2007	2006

Numerator:
Net income available to common shareholders	$15,113	$13,146	$13,647
Denominator for basic EPS — weighted average common shares outstanding	22,978,466	20,755,372	18,710,370
Effect of dilutive securities:
Restricted stock units	1,855	—	—
Stock options	432,690	807,382	989,769

Denominator for diluted EPS	23,413,011	21,562,754	19,700,139

Earnings per share:
Basic	$0.66	$0.63	$0.73
Diluted	$0.65	$0.61	$0.69

Stock options totalling 728,166, 451,000 and 1,125 were not included in the computation of diluted EPS for 2008, 2007 and 2006, respectively, as the exercise prices were greater than the average market price of the common shares for the periods. For 2008, restricted stock units totalling 34,000 were not included in the computation of diluted EPS as their effect would have been anti-dilutive.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Supplemental cash flow information

(a) The components of cash and cash equivalents are as follows (in thousands):

	December 31,
	2008	2007

Cash on deposit	$46,532	$58,031
Payments in transit	(55,559)	(29,357)
U.S. money market funds	76,713	62,219
Canadian dollar deposit (December 31, 2008 — Cdn. $35,000 at 1.2168;
December 31, 2007 — Cdn. $35,000 at 0.9809)	29	36

	$67,715	$90,929

Other non-cash activities (in thousands):

	Years Ended December 31,
	2008	2007	2006

Property and equipment purchased with lease inducements	$373	$391	$2,442
Amortization of deferred lease inducements	$378	$338	$31
Change in accounting for income tax uncertainties	$—	$155	$—
Equity shares issued as a result of the NMHC acquisition	$40,926	$—	$—

(c) Cash paid (received) for income taxes and interest was as follows for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006

Income taxes paid	$4,168	$3,892	$4,436
Interest paid	$3,345	$112	$1,079
Interest received	$(2,294)	$(4,927)	$(2,773)

12.	Employee Benefit Plans

The Company has a 401(k) savings plan that allows eligible employees to defer a percentage of their salary, not to exceed $15,500 in 2008. The Company matches an amount equal to 50% of the contributions, up to 5%. All participant contributions are 100% vested. Employer contributions become 100% vested after completion of three years of service. For 2008, 2007 and 2006, the Company’s contributions to this plan were $0.8 million, $0.5 million, and $0.3 million, respectively.

13.	Commitments and contingencies

(a)	Lease Commitments:

The Company maintains operating lease agreements for office space in its main operating locations. The Company also leases certain office equipment. Aggregate future minimum payments in respect of non-cancellable operating lease agreements as of December 31, 2008, which extend until 2018, are as follows (in thousands):

Operating
Leases

2009	$6,762
2010	3,605
2011	2,016
2012	1,628
2013	1,281
After 2013	5,628

$20,920

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total rental expense under operating leases for the years ended December 31, 2008, 2007 and 2006 was $5.3 million, $2.0 million and $1.9 million, respectively. The lease agreements for each of the Company’s locations in Lisle, Illinois, Atlanta, Georgia, and Scottsdale, Arizona have renewal options at the end of the current lease term for a period of five years. The lease agreements for the locations in Milton, Ontario and Victoria, British Columbia have renewal options at the end of the current lease term of three years and two years, respectively. The lease agreement for the Company’s Warminster, Pennsylvania location expires in September 2011. The Company is terminating its Port Washington, New York lease effective May 2009, and is paying an early termination fee of approximately $1.9 million. The cost of which was included in the purchase price of NMHC in accordance with EITF No. 95-3, Recognition of Liabilities in Connection With a Purchase Business Combination.

The Company leases office equipment and computer software under various capital leases. As a result, the present value of the remaining future minimum lease payments is recorded as a capitalized lease asset and related capital lease obligation in the accompanying consolidated balance sheet. The future minimum capital lease payments as of December 31, 2008, are as follows:

Year Ending December 31,

2009	$854
2010	326
2011	130
2012	31
2013	—

Total minimum lease payments	1,341
Amount representing interest	(72)

Present value of minimum lease payments	1,269
Current portion	(806)

Total long-term portion	$463

(b)	Contingencies:

From time to time in connection with its operations, the Company is named as a defendant in actions for damages and costs allegedly sustained by the plaintiffs. The Company has considered these proceedings and disputes in determining the necessity of any reserves for losses that are probable and reasonably estimable. In addition, various aspects of the Company’s business may subject it to litigation and liability for damages arising from errors in processing the pricing of prescription drug claims, failure to meet performance measures within certain contracts relating to its services performed, its ability to obtain certain levels of discounts or rebates on prescription purchases from retail pharmacies and drug manufacturers or other actions or omissions. The Company’s recorded reserves are based on estimates developed with consideration given to the potential merits of claims or quantification of any performance obligations. The Company takes into account its history of claims, the limitations of any insurance coverage, advice from outside counsel, and management’s strategy with regard to the settlement or defense of such claims and obligations. While the ultimate outcome of those claims, lawsuits or performance obligations cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these claims and performance obligations, that adequate provisions have been recorded in the accounts where required.

(c)	Guarantees:

The Company provides routine indemnification to its customers against liability if the Company’s products infringe on a third party’s intellectual property rights. The maximum amount of these indemnifications cannot be reasonably estimated due to their uncertain nature. Historically, the Company has not made payments related to these indemnifications.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Segment Information

The Company operates in two geographic areas as follows (in thousands):

December 31, 2008	Canada	U.S.	Total

Revenue	$3,937	$859,002	$862,939
Property and equipment	$103	$20,653	$20,756
Goodwill	$—	$143,751	$143,751
Deferred tax assets	$1,421	$10,121	$11,542
Deferred tax liability	$—	$15,060	$15,060
Net assets	$12,058	$182,105	$194,163

December 31, 2007	Canada	U.S.	Total

Revenue	$3,925	$89,246	$93,171
Property and equipment	$117	$13,512	$13,629
Goodwill	$—	$15,996	$15,996
Deferred tax assets	$2,110	$4,293	$6,403
Deferred tax liability	$—	$1,091	$1,091
Net assets	$3,412	$129,045	$132,457

December 31, 2006	Canada	U.S.	Total

Revenue	$2,248	$78,675	$80,923

With the acquisition of NMHC during 2008, the Company has changed its internal organization structure and now reports two operating segments: PBM and HCIT.

PBM Segment.  The Company provides comprehensive PBM services to customers, which include managed care organizations, local governments, unions, corporations, HMOs, employers, workers’ compensation plans, third party health care plan administrators, and federal and state government programs through its network of licensed pharmacies throughout the United States. The PBM services include electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail service pharmacy claims management, specialty pharmacy claims management, Medicare Part D services, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, data access and reporting and information analysis. The Company owns a mail service pharmacy (“Mail Service”) and a specialty service pharmacy (“Specialty Service”). In addition, the Company is a national provider of drug benefits to its customers under the federal government’s Medicare Part D program.

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

HCIT Segment.  The Company is also a leading provider of HCIT solutions and services to providers, payers and other participants in the pharmaceutical supply chain in North America. The Company’s product offerings include a wide range of software products for managing prescription drug programs and for drug prescribing and dispensing. The Company’s solutions are available on a license basis with on-going maintenance and support or on a transaction fee basis using an Application Service Provider (“ASP”) model. The Company’s payer customers include over 70 managed care organizations, Blue Cross Blue Shield organizations, government agencies, employers and intermediaries such as Pharmacy Benefit Managers. The Company’s provider customers include over 1,200 independent, regional chain, institutional, and mail-order pharmacies. The solutions offered by the Company’s services assist both payers and providers in managing the complexity and reducing the cost of their prescription drug programs and dispensing activities. The Company’s profitability from HCIT depends primarily on revenue derived from transaction processing services, software license sales, hardware sales, maintenance, and professional services

The Company evaluates segment performance based upon revenue and gross profit. Results for periods reported prior to the three months ended June 30, 2008 (the period in which the Company acquired NMHC) were reported in one operating segment, HCIT. Selling, general and administrative expenses, product development, depreciation and amortization are reported as corporate expenses. In addition, interest and other income and interest expense are reported within the corporate category. Prior

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period results have not been restated because to do so would be impracticable. Financial information by segment is presented below (in thousands):

Year Ended December 31, 2008	PBM	HCIT	Corporate	Total

Revenues	$771,840	$91,099	$—	$862,939
Cost of revenue	702,333	45,120	—	747,453

Gross profit	69,507	45,979	—	115,486
Other corporate expenses	—	—	95,182	95,182

Income before income taxes	—	—	—	20,304
Income tax expense	—	—	—	5,191

Net income	—	—	—	$15,113

Capital expenditures	$360	$8,050	$—	$8,410
Property and equipment, net	$4,110	$16,646	$—	$20,756
Goodwill	$125,388	$18,363	$—	$143,751
Total assets	$309,845	$118,498	$—	$428,343

Year Ended December 31, 2007	PBM	HCIT	Corporate	Total

Revenues	$—	$93,171	$—	$93,171
Cost of revenue	—	39,595	—	39,595

Gross profit	—	53,576	—	53,576
Other corporate expenses	—	—	36,132	36,132

Income before income taxes	—	—	—	17,444
Income tax expense	—	—	—	4,298

Net income	—	—	—	$13,146

Capital expenditures	$—	$7,651	$—	$7,651
Property and equipment, net	$—	$13,629	$—	$13,629
Goodwill	$—	$15,996	$—	$15,996
Total assets	$—	$159,479	$—	$159,479

Year Ended December 31, 2006	PBM	HCIT	Corporate	Total

Revenues	$—	$80,923	$—	$80,923
Cost of revenue	—	34,029	—	34,029

Gross profit	—	46,894	—	46,894
Other corporate expenses	—	—	30,431	30,431

Income before income taxes	—	—	—	16,463
Income tax expense	—	—	—	2,816

Net income	—	—	—	$13,647

Capital expenditures	$—	$8,887	$—	$8,887
Property and equipment, net	$—	$10,114	$—	$10,114
Goodwill	$—	$15,996	$—	$15,996
Total assets	$—	$131,415	$—	$131,415

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s HCIT revenue consists of the following for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006

Recurring
Transaction processing	$52,773	$54,273	$38,767
Maintenance	16,397	16,476	14,931

Total recurring	69,170	70,749	53,698
Non-Recurring
Professional services	13,480	14,031	16,915
System sales	8,449	8,391	10,310

Total non-recurring	21,929	22,422	27,225

Total revenue	$91,099	$93,171	$80,923

Cost of revenue applicable to each category of HCIT revenue are as follows for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006

Recurring
Revenue	$69,170	$70,749	$53,698
Cost of revenue	34,693	30,432	22,879

Gross profit	$34,477	$40,317	$30,819

Gross profit %	50%	57%	57%
Non-Recurring
Revenue	$21,929	$22,422	$27,225
Cost of revenue	10,427	9,163	11,150

Gross profit	$11,502	$13,259	$16,075

Gross profit %	52%	59%	59%

During the year ended December 31, 2008, one customer accounted for 12.3% of total revenue and another for 11.2% of total revenue. During the years ended December 31, 2007 and 2006, one customer accounted for 10.8% and 10.4% of total revenue, respectively. In 2008, the customers were included in the PBM segment. In 2007 and 2006, the customer was included in the HCIT segment.

At December 31, 2008, no one customer accounted for more than 10% of the total accounts receivable balance. At December 31, 2007, one customer in the HCIT segment accounted for 12.0% of total accounts receivable.

15.	Financial instruments

(a) Credit risk:  The Company is subject to concentrations of credit risk through cash and cash equivalents and accounts receivable. The Company monitors the credit risk and credit standing of counterparties on a regular basis.

(b) Fair values:  The estimated fair value of the Company’s financial instruments has been determined based on the Company’s assessment of available market information and appropriate valuation methodologies. However, these estimates may not necessarily be indicative of the amounts that the Company could realize in a current market exchange. The Company’s cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable, salaries and wages payable, accrued liabilities (current portion) pharmacy benefit management rebates payable and pharmacy benefit claim payments payable are considered financial instruments. The estimated fair values of these financial instruments approximate their carrying amounts. See Note 16 for the Company’s disclosure on the fair value of derivative instruments. The Company has determined that it is not meaningful to calculate the fair value of the non-current accrued liabilities as a portion of this amount is an accrual for tax uncertainties.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c) Foreign exchange risk:  The Company is subject to foreign exchange risk related to its operations in Canada. The Company does not enter into derivative instruments to mitigate this risk. Exposure to fluctuations in Canadian-dollar denominated transactions is partially offset by Canadian dollar-denominated assets and liabilities.

16.	Fair Value

The Company uses variable-rate LIBOR debt to finance its operations. These debt obligations expose the Company to variability in interest payments on its long term-debt due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.

Pursuant to the terms of the Company’s $48 million credit agreement, the Company entered into interest rate contracts with notional amounts equal to 50% of the borrowed amount, or $24 million, for a three-year period from the date of issue. The Company entered into a 3-year interest rate swap agreement with a notional amount of $14 million to fix the LIBOR rate on $14 million of the term loan at 4.31%, resulting in an effective rate of 7.56% after adding the 3.25% margin per the credit agreement — see Note 7 for more information. Under the interest rate swap, the Company receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent to fixed-rate debt. The Company also entered into a 3-year interest rate cap with a notional amount of $10 million to effectively cap the LIBOR rate on $10 million of the term loan at 4.50%, resulting in a maximum effective rate of 7.75% after adding the 3.25% margin per the credit agreement, excluding the associated fees, to help manage exposure to interest rate fluctuations. These instruments were designated as cash flow hedged during 2008.

The two derivative instruments mentioned above were entered into to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR, and to comply with the terms of the credit agreement.

As of December 31, 2008, both derivative instruments are “out of the money” and the Company is not currently exposed to any credit risk for amounts classified on the consolidated balance sheet should the counterparty in the agreement fail to meet its obligations under the agreement. To manage credit risks, the Company selects counterparties based on credit assessments, limits overall exposure to any single counterparty and monitors the market position with each counterparty. At December 31, 2008, the Company concluded that it was probable that the counterparty would be able to comply with the contractual terms of the agreements and that the forecasted transactions are probable of occurring.

The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company does not enter into derivative instruments for any purpose other than hedging identified exposures. That is, the Company does not speculate using derivative instrument and has not designated any instruments as fair value hedges or hedges of the foreign currency exposure of a net investment in foreign operations.

Cash flow hedge accounting may be elected only for highly effective hedges, based upon an assessment, performed at least quarterly, of the historical and prospective future correlation of changes in the fair value of the derivative instrument to changes in the expected future cash flows of the hedged item. To the extent cash flow hedge accounting is applied, the effective portion of any changes in the fair value of the derivative instruments is initially reported as a component of accumulated other comprehensive income or loss (“AOCI”). Ineffectiveness, if any, is immediately recognized in the statement of operations. The amount in AOCI is reclassified to earnings when the forecasted transaction occurs, even if the derivative instrument is sold, extinguished or terminated prior to the transaction occurring, if it is still probable that the forecasted transactions will occur. If the forecasted transaction is no longer probable of occurring, the amount in AOCI is immediately reclassified to earnings.

Interest expense for the year ended December 31, 2008 includes $0.4 million of net losses related to the aforementioned derivative instruments. This amount represents the change in the fair value of the interest rate swap from the date the transaction was entered into through the date that the Company implemented cash flow hedge accounting and the change in the fair value of the interest rate cap from the date the transaction was entered into through the end of the year. There was no hedge ineffectiveness subsequent to the implementation of cash flow hedge accounting related to the interest rate swap. SFAS No. 133 and SFAS No. 138 require that all derivative instruments are recorded on the balance sheet at their respective fair values.

Changes in the fair value of the interest rate swaps designated as hedging instruments of the variability of cash flows associated with floating-rate, long-term debt obligations subsequent to the implementation of cash flow hedge accounting are reported in AOCI. These amounts are subsequently reclassified into interest expense in the same period in which the related

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest on the floating-rate debt obligations affects earnings. The amount deferred into AOCI at December 31, 2008 was $0.7 million before income taxes.

As of December 31, 2008, approximately $0.5 million of losses in AOCI related to the interest rate swap are expected to be reclassified into interest expense as a yield adjustment of the hedged debt obligation within the next 12 months.

Effective January 1, 2008, SFAS No. 157 defines a three-level hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, with level 1 considered the most reliable. For assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet, the table below categorizes fair value measurements across the three levels as of December 31, 2008 (in thousands):

		Significant	Significant
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Derivatives	$—	$16	$—	$16
Liabilities:
Derivatives	$—	$943	$—	$943

When available and appropriate, the Company uses quoted market prices in active markets to determine fair value, and classifies such items within Level 1. Level 1 values only include derivative instruments traded on a public exchange. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability or can be derived principally from or corroborated by observable market data. If the Company were to use one or more significant unobservable inputs for a model-derived valuation, the resulting valuation would be classified in Level 3.

The Company has classified derivative assets as other noncurrent assets and derivative liabilities as other noncurrent liabilities on the consolidated balance sheet. The fair values represent quoted prices from a financial institution. Derivative assets relate to the interest rate cap for which the Company paid $0.2 million upon entering into the agreement. At December 31, 2008, the fair value of the asset was insignificant. Derivative liabilities relate to the interest rate swap, which had a fair value of $0.9 million at December 31, 2008. The total fair value adjustments for both instruments was $1.1 million for the year ended 2008, of which $0.4 million was recognized as interest expense in the consolidated statement of operations and $0.7 million was classified in AOCI at December 31, 2008.

17.	Termination Benefits

The Company made certain involuntary terminations during 2007 which reduced its workforce by approximately 7%. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company incurred severance costs of approximately $0.7 million for the entire amount of benefits to be paid to the terminated employees. The benefits were settled within twelve months and the severance costs are reflected in the Company’s statement of operations for the year ended December 31, 2007, as follows (in thousands):

Cost of revenue	$243
Product development costs	130
Selling, general and administrative	372

$745

The Company’s consolidated balance sheet at December 31, 2007 included a liability of $0.3 million for severance payments, which were paid within the next twelve months.

18.	Supplemental Information

	Beginning	Charged to		Ending
	Balance	Expense	Adjustments	Balance
	(In thousands)

Allowance for accounts receivable
Year end December 31, 2008	$605	1,284	1,681 (1)	$3,570
Year end December 31, 2007	$214	412	(21)	$605
Year end December 31, 2006	$320	561	(667)	$214

(1)	Includes $2,645 as a result of the acquisition of NMHC

	Beginning	Charged to		Ending
	Balance	Expense	Adjustments	Balance
	(In thousands)

Valuation allowance for deferred tax assets
Year end December 31, 2008	$5,263	1,442	(993)	$5,712
Year end December 31, 2007	$3,066	5,807	(3,610)	$5,263
Year end December 31, 2006	$6,951	—	(3,885)	$3,066

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation (under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer), pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures as of December 31, 2008 (the “Evaluation Date”), which is the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and were effective to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective. Our independent registered public accounting firm, KPMG LLP, has issued an audit report that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the COSO. KPMG LLP’s audit report is included in Item 8 of this Form 10-K.

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to directors is contained in the “Matters to be Acted Upon at the Meeting — Election of Directors” section in the Proxy Statement and is incorporated herein by reference.

Information relating to executive officers is contained in the “Executive Officers” section in the Proxy Statement, and is incorporated herein by reference.

Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in the “Section 16(a) Beneficial Ownership Reporting Compliance” section in the Proxy Statement, and is incorporated herein by reference.

Information relating to the audit committee and the audit committee financial expert is contained in the “Report of Audit Committee” and “Statement of Corporate Governance Practices” sections in the Proxy Statement and is incorporated herein by reference.

Our Code of Business Conduct and Ethics applies to all directors, officers and employees. You can find our Code of Business Conduct and Ethics on our internet website, www.sxc.com. We will post any amendments to the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or NASDAQ, on our internet site.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive and director compensation is contained in the “Executive Compensation” section in the Proxy Statement, and is incorporated herein by reference.

The material incorporated herein by reference to the information set forth under the subheading “Compensation Committee Report” contained in the “Executive Compensation” section in the Proxy Statement shall be deemed furnished, and not filed, in this Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of this furnishing, except to the extent that is specifically incorporated by reference by the Company.

Information relating to compensation committee interlocks and insider participation is incorporated herein by reference to the information under the heading “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management is contained in the “Voting Securities and Principal Shareholders Thereof” section in the Proxy Statement, and is incorporated herein by reference.

	Number of Securities		Number of Securities
	to be Issued		Remaining Available for
	Upon Exercise of	Weighted Average	Future Issuance Under
	Outstanding Equity	Exercise Price of	Equity Compensation
Plan Category	Awards	Outstanding Options	Plans(2)

Equity compensation plan approved by security holders — Stock Option Plan(1)	2,093,194	(3)	58,261
Equity compensation plan approved by security holders — Employee Stock Purchase Plan	Nil	Nil	97,614	(2)
Equity compensation plan not approved by security holders — restricted stock units(3)(4)	51,000	Nil	Nil

(1)	At December 31, 2008, the Company had outstanding 1,134,394 options denominated in Canadian dollars with a weighted average exercise price of C$10.44. The remaining 958,800 options are denominated in U.S. dollars with a weighted average exercise price of $17.17.

(2)	On March 11, 2009, the Employee Stock Purchase Plan was amended to provide that all shares available thereunder would be acquired solely on the open market and there would be no further new issuances of shares.

(3)	Represents 51,000 restricted stock units (“RSUs”) granted to ten former NMHC employees on September 16, 2008, issued under a plan assumed by the Company in connection with the NMHC acquisition, in accordance with the rules of the Nasdaq Stock Exchange and Toronto Stock Exchange. No additional RSUs will be granted under this plan.

(4)	Excludes 126,749 RSUs assumed by the Company in connection with the acquisition of NMHC that were granted by NMHC prior to the acquisition.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and related transactions and director independence is contained in the “Related Party Transactions” and “Board of Directors — Independence” sections in the Proxy Statement, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information on principal accountant fees and services is contained in the “Matters to be Acted Upon at the Meeting — Re-Appointment of Independent Registered Public Accountants” section in the Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)

1) Financial Statements:

See Item 8, Financial Statements and Supplementary Data, filed herewith, for a list of financial statements.

2) Financial Statement Schedules:

All financial statement schedules have been omitted because the information either is not required or is otherwise included in the consolidated financial statements and notes thereto.

3) Exhibits Filed:

Exhibit
Number	Description of Document	Reference

2.1	Agreement and Plan of Merger, dated as of February 25, 2008, by and among SXC Health Solutions Corp., SXC Health Solutions, Inc., Comet Merger Corporation and National Medical Health Card Systems, Inc.	Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by SXC with the Securities and Exchange Commission (the “SEC”) on February 27, 2008
2.2	Amendment to Agreement and Plan of Merger, dated as of April 29, 2008, by and among SXC Health Solutions Corp., SXC Health Solutions, Inc., Comet Merger Corporation, and National Medical Health Card Systems, Inc.	Incorporated herein by reference to Exhibit(d)(6) to Amendment No. 1 to the Schedule TO filed by SXC with the SEC on April 30, 2008
3.1	Certificate of Amalgamation of SYSTEMS XCELLENCE INC.	Incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
3.2	Certificate of Continuance of SXC HEALTH SOLUTIONS CORP. (formerly named SYSTEMS XCELLENCE INC.)	Incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
3.3	Amended and Restated Bylaws of SXC Health Solutions Corp.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by SXC with the SEC on June 27, 2008
4.1	Specimen of Common Stock Certificate	Incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
4.2	Registration Rights Agreement, dated as of February 25, 2008, by and between SXC Health Solutions Corp., New Mountain Partners, L.P. and New Mountain Affiliated Investors, L.P.	Incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by SXC with the SEC on February 27, 2008

Exhibit
Number		Description of Document	Reference

10.1		Credit Agreement, dated as of April 25, 2008, among SXC Health Solutions, Inc., as borrower, SXC Health Solutions Corp., as one of the guarantors, Comet Merger Corporation, as one of the guarantors, Health Business Systems, Inc., as one of the guarantors, the other entities from time to time party thereto as guarantors, the Lenders and L/C issuers party thereto, General Electric Capital Corporation, as administrative agent and collateral agent and GE Capital Markets, Inc., as sole lead arranger and bookrunner	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by SXC with the SEC on April 25, 2008
10.2		Stockholder Agreement, dated as of February 25, 2008, by and among SXC Health Solutions Corp., New Mountain Partners, L.P. and National Medical Health Card Systems, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by SXC with the SEC on February 27, 2008
10.3		Stockholder Agreement, dated as of February 25, 2008, by and among SXC Health Solutions Corp., New Mountain Affiliated Investors, L.P. and National Medical Health Card Systems, Inc.	Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by SXC with the SEC on February 27, 2008
10	.4†	Amended and Restated Stock Option Plan	Incorporated herein by reference to Exhibit 4.1 to the Form S-8 (SEC File No. 333-145450) filed by SXC Health Solutions Corp. on August 14, 2007
10	.5†	2007 Employee Stock Purchase Plan	Incorporated herein by reference to Exhibit 4.1 to the Form S-8 (SEC file No. 333-145449) filed by SXC Health Solutions Corp. on August 14, 2007
10	.6†	Form of SXC Health Solutions Corp. Stock Option Agreement for certain Employees, Non-Employee Directors and Service Providers	Incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
10	.7†	Amended and Restated 2000 Restricted Stock Grant Plan of SXC Health Solutions, Corp., effective September 16, 2008	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on November 6, 2008
10	.8†	Gordon Glenn Separation Agreement	Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 11, 2008
10	.9†	Employment Agreement, effective as of June 30, 2008, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Mark Thierer	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 11, 2008
10	.10†	Employment Agreement, effective as of June 30, 2008, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Jeffrey G. Park	Incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 11, 2008
10	.11†	Employment Agreement, effective as of November 6, 2008, between SXC Health Solutions, Inc. and John Romza	Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on November 6, 2008
10	.12†	Employment Agreement, effective as of November 6, 2008, between SXC Health Solutions, Inc. and Mike Bennof	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on November 6, 2008
10	.13†	Employment Agreement, effective as of November 6, 2008, among SXC Health Solutions, Inc., informedRx and B. Greg Buscetto	Incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on November 6, 2008
10	.14†	Employment Agreement, effective as of May 21, 2007, between SXC Health Solutions, Inc. and Michael Meyer	Incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
10	.15†	First Amendment to the Employment Agreement, effective as of June 30, 2008, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Mark Thierer	Filed herewith

Exhibit
Number		Description of Document	Reference

10	.16†	First Amendment to the Employment Agreement, effective as of June 30, 2008, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Jeffrey G. Park	Filed herewith
10	.17†	SXC Health Solutions, Inc. Deferred Compensation Plan (Effective January 1, 2009)	Filed herewith
10	.18†	Amendment No. 1 to the SXC Health Solutions Corp. 2007 Employee Stock Purchase Plan, dated March 11, 2009	Filed herewith
10.19		Lease Agreement between HINES VAF WESTWOOD OF LISLE II, L.P. and SXC HEALTH SOLUTIONS, INC., dated March 24, 2006	Incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
10.20		Memorandum and Amendment between GRIFFIN CAPITAL CORPORATION and SXC HEALTH SOLUTIONS, INC., dated January 23, 2008	Incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
10.21		Commencement Date Memorandum between PC 101, INC. and SXC HEALTH SOLUTIONS, INC., dated January 25, 2007	Incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
10.22		Office Lease Agreement between PC 101, INC. and SXC HEALTH SOLUTIONS, INC., dated April 12, 2006	Incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
10.23		First Amendment to Multi-Tenant Agreement between PC 101, INC. and SXC HEALTH SOLUTIONS, INC., dated July 24, 2006	Incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
10.24		Second Amendment to Multi-Tenant Agreement between PC 101, INC. and SXC HEALTH SOLUTIONS, INC., dated October 29, 2007	Incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
10.25		Agreement of Lease between Commonwealth Management Corporation and Health Business Systems, Inc., dated July 1, 1996	Incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
10.26		Amendment between Equivest Management Corporation and Health Business Systems, Inc., dated April 24, 2000	Incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
10.27		Second Amendment between 730 LOUIS DRIVE, L.P. and Health Business Systems, Inc., dated November 13, 2002	Incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
18.1		KPMG LLP Preferability Letter (United States)	Filed herewith
21.1		List of Subsidiaries	Filed herewith
23.1		Consent of KPMG LLP (United States)	Filed herewith
23.2		Consent of KPMG LLP (Canada)	Filed herewith
31.1		Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2		Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1		Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2		Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2009.

SXC HEALTH SOLUTIONS CORP.

By:	/s/ Mark A. Thierer
Mark A. Thierer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

By:	/s/ Mark A. Thierer Mark A. Thierer	Chief Executive Officer (Principal Executive Officer and Director)	March 11, 2009

By:	/s/ Jeffrey Park Jeffrey Park	Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer)	March 11, 2009

By:	/s/ Terrence C. Burke Terrence C. Burke	Director	March 11, 2009

By:	/s/ Steven Cosler Steven Cosler	Director	March 11, 2009

By:	/s/ William J. Davis William J. Davis	Director	March 11, 2009

By:	/s/ Anthony R. Masso Anthony R. Masso	Director	March 11, 2009

By:	/s/ Philip R. Reddon Philip R. Reddon	Director	March 11, 2009

By:	/s/ Curtis J. Thorne Curtis J. Thorne	Director	March 11, 2009