Form 10-Q
period 2009-03-31
SXC Health Solutions Corp.
filed 2009-05-08
CIK 1363851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2009, there were 24,477,294 shares outstanding of the Registrant’s no par value common stock.

Part I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
SXC HEALTH SOLUTIONS CORP.
Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$79,970	$67,715
Restricted cash	13,628	12,498
Accounts receivable, net of allowance for doubtful accounts of $3,560 (2008 — $3,570)	84,379	80,531
Rebates receivable	23,887	29,586
Unbilled revenue	1	73
Prepaid expenses and other assets	4,803	4,382
Inventory	6,032	6,689
Income tax recoverable	2,933	1,459
Deferred income taxes	8,546	10,219

Total current assets	224,179	213,152

Property and equipment, net of accumulated depreciation of $20,873 (2008 — $19,449)	20,117	20,756
Goodwill	143,594	143,751
Other intangible assets, net of accumulated amortization of $16,924 (2008 — $14,099)	43,581	46,406
Deferred financing charges	1,369	1,481
Deferred income taxes	1,461	1,323
Other assets	1,397	1,474

Total assets	$435,698	$428,343

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$7,104	$8,302
Customer deposits	14,049	11,875
Salaries and wages payable	11,779	15,681
Accrued liabilities	24,751	32,039
Pharmacy benefit management rebates payable	38,777	36,326
Pharmacy benefit claim payments payable	51,891	51,406
Deferred revenue	11,225	7,978
Current portion of long-term debt	4,800	3,720

Total current liabilities	164,376	167,327

Long-term debt, less current installments	42,720	43,920
Deferred income taxes	14,539	15,060
Deferred lease inducements	3,105	3,217
Deferred rent	1,528	1,461
Other liabilities	3,035	3,195

Total liabilities	229,303	234,180

Commitments and contingencies (Note 12)

Shareholders’ equity
Common stock: no par value, unlimited shares authorized; 24,476,544 shares issued and outstanding at March 31, 2009 (2008- 24,103,032 shares)	150,495	146,988
Additional paid-in capital	12,868	11,854
Retained earnings	43,433	35,751
Accumulated other comprehensive loss	(401)	(430)

Total shareholders’ equity	206,395	194,163

Total liabilities and shareholders’ equity	$435,698	$428,343

See accompanying notes to the consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended March 31,
	2009	2008
	(unaudited)
Revenue:
PBM	$267,780	$—
HCIT:
Transaction processing	13,727	14,648
Maintenance	4,474	4,210
Professional services	3,642	3,791
System sales	1,337	1,668

Total revenue	290,960	24,317

Cost of revenue:
PBM	238,972	—
HCIT	12,804	10,837

Total cost of revenue	251,776	10,837

Gross profit	39,184	13,480

Expenses:
Product development costs	3,163	2,458
Selling, general and administrative	20,797	5,871
Depreciation of property and equipment	1,482	762
Amortization of intangible assets	2,825	396

	28,267	9,487

Operating income	10,917	3,993

Interest income	(246)	(1,053)
Interest expense	956	34

Net interest expense (income)	710	(1,019)

Other (income) expense	(325)	6

Income before income taxes	10,532	5,006

Income tax expense:
Current	2,201	1,382
Deferred	649	267

	2,850	1,649

Net income	$7,682	$3,357

Earnings per share:
Basic	$0.32	$0.16
Diluted	$0.31	$0.16

Weighted average number of shares used in computing earnings per share:
Basic	24,324,911	20,995,688
Diluted	24,923,208	21,489,156
See accompanying notes to the consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended March 31,
	2009	2008
	(unaudited)

Net income	$7,682	$3,357

Other comprehensive income — gain on cash flow hedges (net of income taxes of $9 in 2009)	29	—

Comprehensive income	$7,711	$3,357

See accompanying notes to the consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2009	2008
	(unaudited)
Cash flows from operating activities:
Net income	$7,682	$3,357
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	613	779
Depreciation of property and equipment	1,976	1,164
Amortization of intangible assets	2,825	396
Deferred lease inducements and rent	(45)	(64)
Deferred income taxes	649	302
Tax benefit on option exercises	(1,562)	(22)
(Gain) loss on foreign exchange	(94)	14
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(3,863)	1,210
Rebates receivable	5,699	—
Restricted cash	(1,130)	—
Unbilled revenue	72	178
Prepaid expenses	(421)	(467)
Inventory	657	(15)
Income tax recoverable	88	1,018
Accounts payable	(1,198)	(594)
Accrued liabilities	(8,617)	358
Deferred revenue	3,247	(755)
Pharmacy benefit claim payments payable	485	(238)
Pharmacy benefit management rebates payable	2,541	1,412
Customer deposits	2,174	—
Other	64	—

Net cash provided by operating activities	11,842	8,033

Cash flows from investing activities:
Purchases of property and equipment	(3,289)	(2,603)
Acquisitions, net of cash acquired	(180)	—

Net cash used in investing activities	(3,469)	(2,603)

Cash flows from financing activities:
Proceeds from exercise of options	2,346	195
Tax benefit on option exercises	1,562	22
Repayment of long-term debt	(120)	—

Net cash provided by financing activities	3,788	217

Effect of foreign exchange on cash balances	94	(14)

Increase in cash and cash equivalents	12,255	5,633

Cash and cash equivalents, beginning of period	67,715	90,929

Cash and cash equivalents, end of period	$79,970	$96,562

See accompanying notes to the consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Common Stock		Additional	Retained	Accumulated Other
	Number	Amount	paid-in capital	Earnings (deficit)	Comprehensive Loss	Total

Balance at December 31, 2008	24,103,032	$146,988	$11,854	$35,751	$(430)	$194,163
Activity during the period (unaudited):
Net income	—	—	—	7,682	—	7,682
Exercise of stock options	372,500	3,489	(1,143)	—	—	2,346
Issuance of shares for acquisition	21	—	—	—	—	—
Issuance of restricted stock units	991	18	(18)	—	—	—
Tax benefit on options exercised	—	—	1,562	—	—	1,562
Stock-based compensation	—	—	613	—	—	613
Other comprehensive income	—	—	—	—	29	29

Balance at March 31, 2009 (unaudited)	24,476,544	150,495	12,868	43,433	(401)	206,395

Balance at December 31, 2007	20,985,934	103,520	8,299	20,638	—	132,457
Activity during the period (unaudited):
Net income	—	—	—	3,357	—	3,357
Exercise of stock options	29,008	303	(108)	—	—	195
Tax benefit on options exercised	—	—	22	—	—	22
Stock-based compensation	—	—	779	—	—	779

Balance at March 31, 2008 (unaudited)	21,014,942	$103,823	$8,992	$23,995	$—	$136,810

See accompanying notes to the consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	Description of Business
SXC Health Solutions Corp. (the “Company”) is a leading provider of pharmacy benefits management (“PBM”) services and healthcare information technology (“HCIT”) solutions to the healthcare benefits management industry. The Company’s product offerings and solutions combine a wide range of software applications, application service provider processing services and professional services designed for many of the largest organizations in the pharmaceutical supply chain, such as federal, provincial, and state and local governments, pharmacy benefit managers, managed care organizations, retail pharmacy chains and other healthcare intermediaries. The Company is headquartered in Lisle, Illinois with several locations in the U.S. and Canada. For more information please visit www.sxc.com.
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

Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or excluded. As a result, these unaudited interim consolidated financial statements do not contain all the disclosures required to be included in the annual financial statements and should be read in conjunction with the most recent audited annual consolidated financial statements and notes thereto for the year ended December 31, 2008.

These unaudited interim consolidated financial statements are prepared following accounting policies consistent with the Company’s audited annual consolidated financial statements for the year ended December 31, 2008.

The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Effective with the acquisition of National Medical Health Card Systems, Inc. (“NMHC”) on April 30, 2008, the Company began operating in two reportable segments: PBM and HCIT. Please see Note 10 for more information.

(b)	Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include revenue recognition, rebates, purchase price allocation in connection with acquisitions, valuation of property and equipment, valuation of intangible assets acquired and related amortization periods, impairment of goodwill, income tax uncertainties, contingencies and valuation allowances for receivables and income taxes. Actual results could differ from those estimates.

3.	Recent Accounting Pronouncements
FASB Statement No. 161
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”), which amends and expands the disclosure requirements of SFAS 133. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 was effective for the Company’s fiscal year beginning January 1, 2009, and its adoption did not have a material impact to the Company.
FASB Statement No. 141(R)
In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the assets, liabilities, noncontrolling interest and goodwill related to a business combination. SFAS 141(R) also establishes what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009, and will impact the Company with respect to future business combinations.

FASB Statement No. 160
In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. A noncontrolling interest (previously referred to as a minority interest) is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 was effective for the Company’s fiscal year beginning January 1, 2009, and will be applied prospectively to all noncontrolling interests, including those that arose before the effective date, and its adoption did not have a material impact to the Company.
4.	Business Combinations
NMHC Acquisition
Effective April 30, 2008, the Company completed the acquisition of NMHC, a pharmacy benefit management company, in an exchange offer of (i) 0.217 of a common share of the Company’s common stock and (ii) $7.70 in cash for each outstanding NMHC common share. Total deal consideration approximated $143.8 million, which included the issuance of 2,785,981 shares of the Company’s common stock. The value of the stock issued was based on the guidance of EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. This EITF provides that the value of shares issued is based on the average market price of the acquirer’s stock from a few days before to a few days after the agreement is agreed to and announced. To fund the transaction, the Company entered into a six-year $48.0 million term loan agreement. The Company also signed a $10.0 million senior secured revolving credit agreement. NMHC results of operations are included in the consolidated financial statements from the date of acquisition.
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
Preliminary Purchase Price Allocation
The acquisition was accounted for under the purchase method of accounting with the Company treated as the acquiring entity in accordance with SFAS No. 141, Business Combinations. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated preliminarily to the assets and liabilities acquired based upon their estimated fair values as of the date of acquisition. The purchase price allocation is preliminary and is subject to future adjustment during the allocation period as defined in SFAS No. 141. The primary areas of the purchase price allocation that could be subject to future adjustment relate to the valuation of pre-acquisition contingencies, taxes and residual goodwill. Additionally, the Company is in the process of making assessments in other areas that could affect the final purchase price allocation. The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. Goodwill is non-amortizing for financial statement purposes and is not tax deductible. The changes in goodwill from December 31, 2008 to March 31, 2009 are primarily due to deferred tax adjustments, fixed assets adjustments and revisions to estimated liabilities incurred.

The following summarizes the estimates of the fair values of the assets acquired and liabilities assumed at the acquisition date and are subject to change (in thousands):

Current assets	$115,864
Property and equipment	3,495
Goodwill	124,931
Intangible assets	44,420
Other assets	1,258

Total assets acquired	289,968
Current liabilities	133,405
Deferred income taxes	12,516
Other liabilities	296

Total liabilities assumed	146,217

Net assets acquired	$143,751

During the three months ended March 31, 2009, the Company recognized $2.3 million of amortization expense from intangible assets acquired. Amortization for the remainder of 2009 is expected to be $5.3 million. Amortization for 2010 and 2011 is expected to be $6.0 million and $5.3 million, respectively. The estimated fair values and useful lives of intangible assets acquired are as follows (in thousands):

	Fair value	Useful Life
Trademarks/Trade names	$1,120	6 months
Customer relationships	39,700	8 years
Non-compete agreements	1,480	1 year
Software	1,120	1 year
Licenses	1,000	15 years

Total	$44,420

Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined historical results of the operations of the Company and NMHC as if the acquisition had occurred on the first day of the period presented. Certain adjustments have been made to reflect changes in depreciation, amortization and income taxes based on the Company’s preliminary estimate of fair values recognized in the application of purchase accounting, and interest expense on borrowings to finance the acquisition. These adjustments are subject to change as the initial estimates are refined over time.
Unaudited pro forma results of operations are as follows (in thousands, except per share data):

Three months ended
March 31,
2008
Sales	$309,905
Gross profit	$33,259
Net loss	$418
Loss per share:
Basic	$0.02
Diluted	$0.02
Weighted average shares outstanding:
Basic	23,781,670
Diluted	24,275,138
This unaudited pro forma financial information is not intended to represent or be indicative of what would have occurred if the transaction had taken place on the date presented and is not indicative of what the Company’s actual results of operations would have been had the acquisition been completed at the beginning of the period indicated above. Further, the pro forma combined results do not reflect one-time costs to fully merge and operate the combined organization more efficiently, or anticipated synergies expected to result from the combination and should not be relied upon as being indicative of the future results that the Company will experience.
Zynchros Acquisition
On December 22, 2008, the Company announced that it had acquired the assets of Zynchros, a privately-owned leader in formulary management solutions, in a cash transaction effective December 19, 2008. Founded in 2000, Zynchros provides a suite of on-demand formulary management tools to approximately 45 health plan and PBM customers. The zynchros.com platform helps payers to effectively manage their formulary programs, and to maintain Medicare Part D compliance of their programs. The Company recorded identifiable intangible assets of $1.7 million with estimated useful lives of 4 to 5 years and goodwill of $2.7 million associated with the acquisition. The goodwill acquired was allocated to the Company’s HCIT segment. Zynchros’ results of operations are included in the consolidated statement of operations as of the effective date of the acquisition and were not material to the Company’s results of operations on a pro forma basis.

5.	Cash and Cash Equivalents
The components of cash and cash equivalents are as follows (in thousands):

	March 31, 2009	December 31, 2008
	(unaudited)

Cash on deposit	$52,088	$46,532
Payments in transit	(57,527)	(55,559)
U.S. money market funds	85,381	76,713
Canadian dollar deposits (March 31, 2009 — Cdn. $35 at 1.2618; December 31, 2008 — Cdn. $35 at 1.2168)	28	29

	$79,970	$67,715

6.	Goodwill and Other Intangible Assets
Goodwill and indefinite-lived intangible assets are reviewed for impairment annually, or more frequently if impairment indicators arise. The Company allocates goodwill to both the PBM and HCIT segments. There were no impairments of goodwill or indefinite-lived intangible assets during the three months ended March 31, 2009 and 2008.
Definite-lived intangible assets are amortized over the useful lives of the related assets. The components of intangible assets were as follows (in thousands):

	March 31, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Customer relationships	$53,100	$12,051	$41,049	$53,100	$10,043	$43,057
Acquired software	3,565	2,318	1,247	3,565	1,903	1,662
Trademarks/Trade names	1,360	1,137	223	1,360	1,122	238
Non-compete agreements	1,480	1,357	123	1,480	987	493
Licenses	1,000	61	939	1,000	44	956

Total	$60,505	$16,924	$43,581	$60,505	$14,099	$46,406

Amortization associated with intangible assets at March 31, 2009 is estimated to be $6.7 million for the remainder of 2009, $8.0 million in 2010, $7.3 million in 2011, $6.8 million in 2012, $5.9 million in 2013 and $5.4 million in 2014.
7.	Long Term Debt
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
The interest rates applicable to the loans under the Credit Facilities are based on a fluctuating rate measured by reference to either, at US Corp.’s option, (i) a base rate, plus an applicable margin, subject to adjustment, or (ii) an adjusted London interbank offered rate (adjusted for the maximum reserves)(“LIBOR”), plus an applicable margin. The initial rate for all borrowings is prime plus 2.25% with respect to base rate borrowings or LIBOR plus 3.25%. During an event of default, default interest is payable at a rate that is 2% higher than the rate otherwise applicable. The interest rate on the loan at March 31, 2009 was 4.47%. In addition to paying interest on outstanding principal under the Credit Facilities, US Corp. is required to pay an unused commitment fee to the lenders in respect of any unutilized commitments under the Revolving Credit Facility at a rate of 0.50% per annum. US Corp. is also required to pay customary letter of credit fees. In addition, pursuant to the terms of its credit agreement, the Company entered into interest rate contracts for 50% of the borrowed amount, or $24 million, to provide protection against fluctuations in interest rates for a three-year period from the date of issue. See Note 13 for more information.
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
The Term Loan Facility will amortize in quarterly installments, which commenced on June 30, 2008, in aggregate annual amounts equal to 1% (year 1), 10% (years 2 and 3), 15% (years 4 and 5), and 49% (year 6) of the original funded principal amount of such facility. Principal repayments will be $3.7 million in 2009, $4.8 million in 2010, $6.6 million in 2011, $7.2 million in 2012, $19.4 million in 2013 and $5.9 million in 2014. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full on April 30, 2013.
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
The fair value of the Company’s debt at March 31, 2009 is $47.5 million, which approximates its carrying value. The estimated fair value of the Company’s variable-rate debt approximates the carrying value of the debt since the variable interest rates are market-based, and the Company believes such debt could be refinanced on materially similar terms.
Interest expense relates to the following (in thousands):

	Three months ended March 31,
	2009	2008
Long-term debt	$445	$—
Finacing charges	112	—
Other	399	34

Total	$956	$34

8.	Shareholders’ equity
(a)	Stock option plan:

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

During the first quarter of 2009, the ESPP was amended so that the common shares available for purchase under the ESPP are drawn from reacquired common shares purchased by the Company in the open market. During the three months ended March 31, 2009 and 2008, there were 3,720 and nil shares issued under the ESPP, respectively.

The ESPP is not considered compensatory under the provisions of SFAS No. 123R and, therefore, no portion of the costs related to ESPP purchases will be included in the Company’s stock-based compensation expense.

(c)	Outstanding shares:

At March 31, 2009, the Company had outstanding common shares of 24,476,544 and stock options outstanding of 1,715,269. At December 31, 2008, the Company had outstanding common shares of 24,103,032 and stock options outstanding of 2,093,194. As of March 31, 2009, stock options outstanding consisted of 776,894 options at a weighted-average exercise price of Canadian $11.79 and 938,375 options at a weighted-average exercise price of U.S. $17.25. In connection with the acquisition of NMHC, the Company issued 2,785,981 common shares to former shareholders of NMHC.

(d)	Restricted stock units:

The Company assumed 170,500 restricted stock units of NMHC after the acquisition, which converted into 126,749 restricted stock units of the Company. The restricted stock units vest 33% each in November 2008, November 2009 and November 2010. In September 2008, the Company issued an additional 51,000 restricted stock units with a grant date fair value of $15.90 per share to certain new employees who were previous employees of NMHC. These restricted stock units vest in one-fourth increments on each grant date anniversary. At March 31, 2009, there were 102,889 restricted stock units outstanding.

9.	Stock-based compensation
During the three month periods ended March 31, 2009 and 2008, the Company recorded stock-based compensation expense of $0.6 million and $0.8 million, respectively. The Black-Scholes option-pricing model was used to estimate the fair value of the stock options at the grant date based on the following assumptions:

	Three months ended March 31,
	2009	2008

Total U.S. dollar stock options granted	500	257,450
Volatility	55.5%	49.6 – 52.4%
Risk-free interest rate	1.96%	1.67 – 2.37%
Expected life	4.5 years	2.5 – 4.5 years
Dividend yield	—	—
Weighted-average grant date fair value	$8.09	$4.91
There were no Canadian dollar stock options granted during the three months ended March 31, 2009 and 2008.

10.	Segment information
The Company operates in two geographic areas as follows (in thousands):

	Three months ended March 31,
	2009	2008

Revenue

United States	$290,467	$23,104
Canada	493	1,213

Total	$290,960	$24,317

	March 31, 2009	December 31, 2008

Net assets

United States	$196,489	$182,105
Canada	9,906	12,058

Total	$206,395	$194,163

With the acquisition of NMHC during the second quarter of 2008, the Company changed its internal organization structure and now reports two operating segments: PBM and HCIT. The Company evaluates segment performance based upon revenue and gross profit. Results for periods reported prior to the three months ended June 30, 2008 were reported in one operating segment, HCIT. Prior period results have not been restated because to do so would be impracticable. Financial information by segment is presented below (in thousands):

	Three months ended March 31,
	2009	2008

PBM:
Revenues	$267,780	$—
Gross profit	$28,808	$—

Total assets at March 31, 2009	$298,875

HCIT:
Revenues	$23,180	$24,317
Gross profit	$10,376	$13,480

Total assets at March 31, 2009	$136,823

Consolidated:
Revenues	$290,960	$24,317
Gross profit	$39,184	$13,480

Total assets at March 31, 2009	$435,698

For the three-month period ended March 31, 2009, one customer from the PBM segment accounted for 15% of total revenue. For the three-month period ended March 31, 2008, one customer in the HCIT segment accounted for 10.7% of total revenue.
At March 31, 2009 and December 31, 2008, no one customer accounted for more than 10% of the outstanding accounts receivable balance.
11.	Income Taxes
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
The Company’s effective tax rate for the three months ended March 31, 2009 and 2008 was 27% and 33%, respectively.
Uncertain Tax Positions

FASB Interpretation No. 48 (“FIN 48”) prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of March 31, 2009 and at December 31, 2008, the Company had a long-term accrued liability of $0.3 million related to various federal and state income tax matters on the consolidated balance sheet, the recognition of all of which would impact the Company’s effective tax rate.
Changes in the balance of the liability for tax uncertainties are as follows (in thousands):

	Three months ended
	March 31,
	2009	2008

Beginning balance	$297	$202
Effect of change in accounting position for income tax uncertainties	—	—
Increase in interest related to tax positions taken in prior years	11	17

Balance at March 31	$308	$219

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
12.	Contingencies
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
13.	Derivative Instruments and Fair Value
The Company uses variable-rate LIBOR debt to finance its operations. These debt obligations expose the Company to variability in interest payments on its long term-debt due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.
Pursuant to the terms of the Company’s $48 million credit agreement, the Company entered into interest rate contracts with notional amounts equal to 50% of the borrowed amount, or $24 million, for a three-year period from the date of issue. The Company entered into a 3-year interest rate swap agreement with a notional amount of $14 million to fix the LIBOR rate on $14 million of the term loan at 4.31%, resulting in an effective rate of 7.56% after adding the 3.25% margin per the credit agreement — see Note 7 for more information. Under the interest rate swap, the Company receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent to fixed-rate debt. The Company also entered into a 3-year interest rate cap with a notional amount of $10 million to effectively cap the LIBOR rate on $10 million of the term loan at 4.50%, resulting in a maximum effective rate of 7.75% after adding the 3.25% margin per the credit agreement, excluding the associated fees, to help manage exposure to interest rate fluctuations. These instruments were designated as cash flow hedges during 2008.
The two derivative instruments mentioned above were entered into to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR, and to comply with the terms of the credit agreement.
As of March 31, 2009, both derivative instruments are “out of the money” and the Company is not currently exposed to any credit risk for amounts classified on the consolidated balance sheet should the counterparty in the agreement fail to meet its obligations under the agreement. To manage credit risks, the Company selects counterparties based on credit assessments, limits overall exposure to any single counterparty and monitors the market position with each counterparty. At March 31, 2009, the Company concluded that it was probable that the counterparty would be able to comply with the contractual terms of the agreements and that the forecasted transactions are probable of occurring.
The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company does not enter into derivative instruments for any purpose other than hedging identified exposures. That is, the Company does not speculate using derivative instruments and has not designated any instruments as fair value hedges or hedges of the foreign currency exposure of a net investment in foreign operations.
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

Changes in the fair value of the interest rate swaps designated as hedging instruments of the variability of cash flows associated with floating-rate, long-term debt obligations subsequent to the implementation of cash flow hedge accounting are reported in AOCI. These amounts are subsequently reclassified into interest expense in the same period in which the related interest on the floating-rate debt obligations affects earnings. The amount recorded in AOCI at March 31, 2009 was $0.6 million before income taxes.
As of March 31, 2009, approximately $0.4 million of losses in AOCI related to the interest rate swap are expected to be reclassified into interest expense as a yield adjustment of the hedged debt obligation within the next 12 months. During the three months ended March 31, 2009, $0.1 million of losses previously recorded in AOCI were reclassified into interest expense.
Effective January 1, 2008, SFAS No. 157 defines a three-level hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, with level 1 considered the most reliable. For assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet, the table below categorizes fair value measurements across the three levels as of March 31, 2009 (in thousands):

	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Derivatives	$—	$5	$—	$5

Liabilities:
Derivatives	$—	$904	$—	$904
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
The Company has classified derivative assets as other noncurrent assets and derivative liabilities as other noncurrent liabilities on the consolidated balance sheet. The fair values represent quoted prices from a financial institution. Derivative assets relate to the interest rate cap for which the Company paid $0.2 million upon entering into the agreement. At March 31, 2009, the fair value of the asset was insignificant. Derivative liabilities relate to the interest rate swap, which had a fair value of $0.9 million at March 31, 2009.
The following table below categorizes the fair value changes in the derivative agreements during the current period (in thousands):

Effective portion of gain on	Ineffective portion of loss on		Effective portion of loss on interest rate contracts during term of hedging relationship
interest rate contracts	interest rate contracts	Total change in fair value of	reclassed into interest expense
included in AOCI	included in interest expense	interest rate contracts	during the current period

$39	$11	$28	$100

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Management’s Discussion and Analysis (“MD&A”) section of the Company’s 2008 Annual Report on Form 10-K. Results of the interim periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.
Caution Concerning Forward-Looking Statements
Certain information in this MD&A, in various filings with regulators, in reports to shareholders and in other communications contain forward-looking statements within the meaning of certain securities laws and is subject to important risks, uncertainties and assumptions. These forward-looking statements include, among others, statements with respect to the Company’s industry, objectives, competitive strengths and strategies, future financial performance and market opportunities. These statements are often, but not always, made through the use of words or phrases such as as “expects,” “anticipates,” “believes,” “estimates,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could.” There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to adequately address: the risks associated with further market acceptance of the Company’s products and services; its ability to manage its growth effectively; its reliance on key customers and key personnel; industry conditions such as consolidation of customers, competitors and acquisition targets; the Company’s ability to acquire a company, manage integration and potential dilution; the impact of technology changes on its products and service offerings, including impacts on the intellectual property rights of others; the impacts of regulation and legislation changes in the healthcare industry; and the sufficiency and fluctuations of its liquidity and capital needs.
When relying on forward-looking information to make decisions, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. In making the forward-looking statements contained in this MD&A, the Company does not assume any significant acquisitions, dispositions or one-time items. It does assume, however, the renewal of certain customer contracts. Every year, the Company has major customer contracts that are subject to renewal. In addition, the Company also assumes new customer contracts. In this regard, the Company is pursuing large opportunities that present a very long and complex sales cycle which substantially affect its forecasting abilities. The Company has made certain assumptions with respect to the timing of the realization of these opportunities which it thinks are reasonable but which may not be achieved. Furthermore, the pursuit of these larger opportunities does not ensure a linear progression of revenue and earnings since they may involve significant up-front costs followed by renewals and cancellations of existing contracts. The Company has also assumed that the material factors referred to in the previous paragraph will not have an impact such that the forward-looking information contained herein will differ materially from actual results or events. The foregoing list of factors is not exhaustive and is subject to change and there can be no assurance that such assumptions will reflect the actual outcome of such items or factors. For additional information with respect to certain of these and other factors, refer to the “Risk Factors” sections of the Company’s filings with the Securities and Exchange Commission, including its 2008 Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q. The forward-looking statements contained in this MD&A represent the Company’s current expectations and, accordingly, are subject to change. However, the Company expressly disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Participant co-payments related to the Company’s nationwide network of pharmacies are not recorded as revenue. Under the Company’s customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants. As such, the Company does not include participant co-payments to retail pharmacies in revenue or cost of revenue. If these amounts were included in revenue and cost of revenue, operating income and net income would not have been affected.
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
Operating Expenses
The Company’s operating expenses primarily consist of cost of revenue, product development costs, selling, general and administrative (“SG&A”) costs, depreciation and amortization. Cost of revenue includes the costs of drugs dispensed as well as costs related to the products and services provided to customers and costs associated with the operation and maintenance of the transaction processing centers. These costs include salaries and related expenses for professional services personnel, transaction processing centers’ personnel, customer support personnel, any hardware or equipment sold to customers and depreciation expense related to data center operations. Product development costs consist of staffing expenses to produce enhancements and new initiatives. SG&A costs relate to selling expenses, commissions, marketing, network administration and administrative costs, including legal, accounting, investor relations and corporate development costs. Depreciation expense relates to the depreciation of property and equipment used by the Company. Amortization expense relates to definite-lived intangible assets acquired through business acquisitions.
Industry
The PBM industry is intensely competitive, generally resulting in continuous pressure on gross profit as a percentage of total revenue. In recent years, industry consolidation and dramatic growth in managed healthcare have led to increasingly aggressive pricing of PBM services. Given the pressure on all parties to reduce healthcare costs, the Company expects this competitive environment to continue for the foreseeable future. The Company looks to continue to drive purchasing efficiencies of pharmaceuticals to improve operating margins as well as targeting the acquisition of other businesses as ways to achieve its strategy of expanding its product offerings and customer base to remain competitive. The Company also looks to retain and expand its customer base by improving the quality of service provided by enhancing its solutions and lowering the total drug spend for customers.
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
The Company operates in a competitive environment as clients and other payers seek to control the growth in the cost of providing prescription drug benefits. The Company’s business model is designed to reduce the level of drug cost. The Company helps manage drug cost primarily by its programs designed to maximize the substitution of expensive brand-name drugs by equivalent but much lower cost generic drugs, obtaining competitive discounts from brand-name and generic drug pharmaceutical manufacturers, obtaining rebates from brand-name pharmaceutical manufacturers, securing discounts from retail pharmacies, applying the Company’s sophisticated clinical programs and efficiently administering prescriptions dispensed through the Company’s Mail Service and Specialty Service pharmacies.
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
Selected financial highlights for the three months ended March 31, 2009 compared to the same period in 2008
NMHC Acquisition
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
Selected financial highlights for the three months ended March 31, 2009 and 2008 are noted below:
•
Total revenue in 2009 was $291.0 million, which included $267.8 million of revenue from the Company’s new PBM segment, which is largely attributable to the acquisition of NMHC in April 2008, as compared to $24.3 million in 2008.

•
The Company reported net income of $7.7 million, or $0.31 per share (fully-diluted), for the three months ended March 31, 2009, which included $2.8 million of expense related to the amortization of intangible assets, compared to $3.4 million, or $0.16 per share (fully-diluted), for the same period in 2008, which included $0.4 million of expense related to the amortization of intangible assets.

Results of Operations
Three months ended March 31, 2009 as compared to the three months ended March 31, 2008

	Three months ended March 31,
In thousands, except per share data	2009	2008
Revenue	$290,960	$24,317
Gross profit	39,184	13,480
Product development costs	3,163	2,458
SG&A	20,797	5,871
Depreciation of property and equipment	1,482	762
Amortization of inangible assets	2,825	396
Interest expense (income), net	710	(1,019)
Other expense (income), net	(325)	6

Income before income taxes	10,532	5,006
Income tax expense	2,850	1,649

Net income	$7,682	$3,357

Diluted earnings per share	$0.31	$0.16
Revenue
Revenue increased $266.7 million to $291.0 million during 2009, primarily due to the NMHC acquisition, and consists primarily of PBM revenue of $267.8 million. Revenue under the contracts acquired in the NMHC acquisition are recorded gross as the Company acts as a principal in the transaction, whereas revenues from the majority of historical PBM contracts are recorded net as the Company functions as an agent. In addition, revenue increased due to new contracts that began in 2008.

Cost of Revenue
Cost of revenue increased $241.0 million to $251.8 million during 2009, primarily due to the NMHC acquisition, and consists primarily of PBM cost of revenue of $239.0 million. Cost of revenue in the PBM segment relates to the actual cost of the prescription drugs sold. Cost of revenue for the HCIT segment relates primarily to the cost of labor to deliver the services provided.
Gross Profit
Gross profit increased $25.7 million during 2009, primarily due to the NMHC acquisition, as well as the launch of new contracts during 2008.
Product Development Costs
Product development costs for the three months ended March 31, 2009 were $3.2 million compared to $2.5 million for the three months ended March 31, 2008. Product development continues to be a key focus of the Company as it continues to pursue enhancements of existing products, as well as the development of new offerings, to support its market expansion.
Product development costs include stock-based compensation cost of $0.1 million for the three months ended March 31, 2009 and 2008.
SG&A Costs
SG&A costs for the three months ended March 31, 2009 were $20.8 million compared to $5.9 million for the three months ended March 31, 2008. The increase is largely attributable to increased operating expenses due to the acquisition of NMHC. SG&A costs consist primarily of employee costs in addition to audit, legal, facilities and costs not related to cost of revenue.
SG&A costs include stock-based compensation cost of $0.4 million and $0.6 million for the three months ended March 31, 2009 and 2008, respectively. The decrease is primarily attributable to stock options that fully vested in 2008, partially offset by the assumption and grant of restricted stock units to former employees of NMHC in 2008.
Depreciation
Depreciation expense relates to property and equipment for all areas of the Company except for those depreciable assets directly related to the generation of revenue, which is included in the cost of revenue in the consolidated statement of operations. Depreciation expense increased $0.7 million to $1.5 million for the three months ended March 31, 2009 from $0.8 million for the same period in 2008, due primarily to the expense related to assets associated with the acquisition of NMHC, as well as purchases related to the Company’s expansion of its Lisle, Illinois facility and network capacity.
Amortization
Amortization expense for the three months ended March 31, 2009 was $2.8 million compared to $0.4 million for the same period in 2008. The increase is due to amortization of intangible assets associated with the acquisition of NMHC. Amortization expense on all the Company’s intangible assets is expected to be approximately $9.6 million for the year ended December 31, 2009.
Interest Income and Expense
Interest income decreased $0.9 million for the three months ended March 31, 2009 as compared to the same period in 2008 due to lower interest rates combined with lower cash balances available for investment. Interest expense increased to $0.9 million for the three months ended March 31, 2009, primarily due to the long-term debt incurred to finance a portion of the NMHC acquisition.
Income Taxes
The Company recognized income tax expense of $2.9 million for the three months ended March 31, 2009, representing an effective tax rate of 27%, compared to a $1.6 million income tax expense, representing an effective tax rate of 33% for the same period in 2008. The change in the effective tax rate is due primarily to the financing structure used to fund the NMHC acquisition.
Net Income
The Company reported net income of $7.7 million for the three months ended March 31, 2009, or $0.31 per share (fully-diluted), compared to $3.4 million, or $0.16 per share (fully-diluted), for the three months ended March 31, 2008.
Segment Analysis
Effective with the acquisition of NMHC, the Company evaluates segment performance based on revenue and gross profit. Results for periods reported prior to the three months ended June 30, 2008 were reported in one operating segment, HCIT. Prior period results have not been restated because to do so would be impracticable. A reconciliation of the Company’s business segments to the consolidated financial statements for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	PBM		HCIT		Consolidated
	2009	2008	2009	2008	2009	2008
Revenue	$267,780	$—	$23,180	$24,317	$290,960	$24,317
Gross profit	$28,808	$—	$10,376	$13,480	$39,184	$13,480
Gross profit %	10.8%	0.0%	44.8%	55.4%	13.5%	55.4%

PBM
Revenue was $267.8 million for the three months ended March 31, 2009 due to the acquisition of NMHC and the launch of new contracts in 2008.
For the three months ended March 31, 2009, there was $2.9 million of co-payments included in revenue related to prescriptions filled at the Company’s Mail and Specialty Service pharmacy. Co-payments retained by retail pharmacies on prescriptions filled for participants are not included in revenue for the three months ended March 31, 2009. Under customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants and as such, the Company does not assume liability for participant co-payments in retail pharmacy transactions. Therefore, the Company does not include participant co-payments to retail pharmacies in revenue or cost of revenue.
Cost of revenue was $239.0 million for the three months ended March 31, 2009, nearly all of which was due to the acquisition of NMHC. Cost of revenue is predominantly comprised of the cost of prescription drugs. As a percentage of revenue, cost of revenue was 89% for the three months ended March 31, 2009.
Gross profit was $28.8 million for the three months ended March 31, 2009, nearly all of which was due to the acquisition of NMHC, complemented by new customers added and increased volumes realized following the acquisition. Gross profit margin was 11% for the three months ended March 31, 2009.
HCIT
HCIT revenue is comprised of the following components for the three months ended March 31, 2009 and 2008 (in thousands):

	2009	2008
Recurring
Transaction processing	$13,727	$14,648
Maintenance	4,474	4,210

Total recurring	18,201	18,858

Non-Recurring
Professional services	3,642	3,791
System sales	1,337	1,668

Total non-recurring	4,979	5,459

Total revenue	$23,180	$24,317

Total HCIT revenue decreased $1.1 million for the three months ended March 31, 2009 as compared to the same period in 2008. On a percentage basis, recurring revenue accounted for 79% and 78% of total HCIT revenue for the three months ended March 31, 2009 and 2008, respectively. Recurring revenue consists of transaction processing and maintenance revenue.
Recurring Revenue: Recurring revenue decreased 3.5% to $18.2 million for the three months ended March 31, 2009 from $18.9 million for the same period in 2008. This decrease is due primarily to the reclassification of certain customers into the PBM segment effective April 1, 2008. Recurring revenue is subject to fluctuations caused by the following: the number and timing of new customers, fluctuations in transaction volumes, and the number of contract terminations and renewals.
Transaction processing revenue, which consists of claims processing, decreased $0.9 million, or 6.3%, to $13.7 million for the three months ended March 31, 2009 compared to $14.6 million for the same period in 2008, due primarily to the reclassification of certain customers into the PBM segment effective April 1, 2008.
Maintenance revenue, which consists of maintenance contracts on system sales, increased slightly to $4.5 million for the three months ended March 31, 2009 compared to $4.2 million for the same period in 2008.
Non-Recurring Revenue: Non-recurring revenue decreased 8.8% to $5.0 million, or 21% of total HCIT revenue, for the three months ended March 31, 2009 from $5.5 million, or 22% of total HCIT revenue, for the same period in 2008.
Professional services revenue decreased $0.2 million, or 3.9%, to $3.6 million for the three months ended March 31, 2009 compared to $3.8 million for the same period in 2008. Professional services revenue is derived from providing support projects for both system sales and transaction processing clients, on an as-needed basis. This revenue is dependent on customers continuing to require the Company to assist them on both a fixed bid and time and materials basis.
System sales are derived from license upgrades and additional applications for existing and new clients, as well as software and hardware sales to pharmacies that purchase the Company’s pharmacy system. Systems sales revenue decreased $0.4 million, or 19.8%, to $1.3 million for the three months ended March 31, 2009 compared to $1.7 million for the three months ended March 31, 2008.
Cost of Revenue: Cost of revenue increased 18.2% to $12.8 million for the three months ended March 31, 2009 from $10.8 million for the three months ended March 31, 2008. The increase is due primarily to personnel and support costs related to the growing transaction processing business.
Cost of revenue includes depreciation expense of $0.5 million for the three months ended March 31, 2009 and $0.4 million for the same period in 2008. In addition, cost of revenue includes stock-based compensation expense of $0.1 million each for the three months ended March 31, 2009 and 2008.
Gross Profit: Gross profit margin was 45% for the three months ended March 31, 2009 compared to 55% for the three months ended March 31, 2008. Gross profit decreased $3.1 million to $10.4 million for the three months ended March 31, 2009 as compared to $13.5 million for the same period in 2008. The decrease is due primarily to the reclassification of certain customers to the PBM segment effective April 1, 2008.

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
At March 31, 2009 and December 31, 2008, the Company had cash and cash equivalents totalling $80.0 million and $67.7 million, respectively. The Company believes that its cash on hand, together with cash generated from operating activities and amounts available under its existing credit facility, will be sufficient to support planned operations for the foreseeable future. At March 31, 2009, cash and cash equivalents consist of cash on hand, deposits in banks, money market funds and bank term deposits with original maturities of 90 days or less. As of March 31, 2009, all of the Company’s cash and cash equivalents were exposed to market risks, primarily changes in U.S. interest rates. Declines in interest rates over time will reduce interest income related to these balances.
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
The interest rates applicable to the loans under the Credit Facilities are based on a fluctuating rate measured by reference to either, at US Corp.’s option, (i) a base rate, plus an applicable margin, subject to adjustment, or (ii) an adjusted London interbank offered rate (adjusted for maximum reserves) (“LIBOR”), plus an applicable margin. The initial margin for all borrowings is 2.25% with respect to base rate borrowings and 3.25% with respect to LIBOR borrowings. The interest rate at March 31, 2009 was 4.47%. During an event of default, default interest is payable at a rate that is 2% higher than the rate otherwise applicable. In addition to paying interest on outstanding principal under the Credit Facilities, US Corp. is required to pay an unused commitment fee to the lenders in respect of any unutilized commitments under the Revolving Credit Facility at a rate of 0.50% per annum. US Corp. is also required to pay customary letter of credit fees.
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
Consolidated Balance Sheets

At March 31, 2009, cash and cash-equivalents totaled $80.0 million, up $12.3 million from $67.7 million at December 31, 2008. The increase is primarily related to favorable operating cash flows.
Selected balance sheet highlights at March 31, 2009 are as follows:
•
Restricted cash totaling $13.6 million relates to cash balances required to be maintained in accordance with various state statues, contractual terms with customers and other customer restrictions related to the PBM business associated with the acquisition of NMHC. The Company continues to monitor changes in balance requirements that may release restrictions and allow the funds to be used for general corporate purposes.

•
Rebates receivable of $23.9 million relate to billed and unbilled PBM receivables from pharmaceutical manufacturers in connection with the administration of the rebate program where the Company is the principal contracting party. The receivable and related payables are based on estimates, which are subject to final settlement.

•	The Company’s inventory balance of $6.0 million consists predominately of prescription drugs and medical supplies at its Mail Service and Specialty Service pharmacies.

•	Other assets of $1.4 million consist primarily of security deposits related to the Company’s inventory facilities.

•
Customer deposits payable of $14.0 million relate to deposits required by the Company from certain customers in order to satisfy liabilities incurred on the customer’s behalf for the adjudication of pharmacy claims.

Cash flows from operating activities
For the three months ended March 31, 2009, the Company generated $11.8 million of cash through its operations. Cash from operations consisted of net income of $7.7 million adjusted for $4.8 million in depreciation and amortization, $0.6 million in stock-based compensation expense, a reduction of rebates receivable of $5.7 million, an increase in deferred revenue of $3.2 million, an increase in rebates payable of $2.5 million and an increase in customer deposits of $2.2 million. These were partially offset by a reduction of accrued liabilities of $8.6 million, an increase in accounts receivable of $3.9 million, a reduction in accounts payable of $1.2 million and an increase in restricted cash of $1.1 million.
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
For the three months ended March 31, 2008, the Company generated $8.0 million of cash through its operations, which primarily consisted of $3.4 million of net income adjusted for $1.6 million in depreciation and amortization, $0.8 million in stock-based compensation expense, a reduction of accounts receivable of $1.2 million, an increase in accrued liabilities of $0.4 million and an increase in rebates payable of $1.4 million. These were partially offset by a reduction of deferred revenue of $0.8 million and a reduction of accounts payable of $0.6 million.
Cash flows from investing activities
For the three months ended March 31, 2009, the Company used $3.5 million of cash for investing activities, which consisted primarily of the purchases of property and equipment to support increased transaction volume.
As the Company grows, it continues to purchase capital assets to support increases in network capacity and personnel. The Company monitors and budgets these costs to ensure the expenditures aid in its strategic growth plan.
For the three months ended March 31, 2008, the Company used $2.6 million of cash for investing activities, which consisted of purchases of property and equipment to support increased transaction volume activity.
Cash flows from financing activities
For the three months ended March 31, 2009, the Company generated $3.8 million of cash from financing activities, which consisted of exercise of stock options of $2.3 million and a $1.6 million tax benefit on the exercise of stock options, partially offset by repayments of long-term debt of $0.1 million.
Cash flows from financing activities generally fluctuate based on the timing of option exercises by the Company’s employees, which is affected by market prices, vesting dates and expiration dates. In addition, the Company is required to make quarterly principal and interest payments on its long-term debt, which varies based on the loan’s repayment schedule and respective interest rates.
For the three months ended March 31, 2008, the Company generated $0.2 million of cash from financing activities, which consisted of the proceeds from the exercise of stock options.
Future Capital Requirements
The Company’s future capital requirements depend on many factors, including its product development programs. The Company expects to fund the growth of its business through cash flows from operations and its cash and cash equivalents. The Company expects that purchases of property and equipment will remain consistent with the prior year. The Company cannot provide assurance that its actual cash requirements will not be greater than expected as of the date of this report. The Company will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact liquidity requirements or cause the issuance of additional equity or debt securities. Any issuance of additional equity or debt securities may result in dilution to shareholders, and the Company cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to the Company, or at all.
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
Contractual Obligations
For the three months ended March 31, 2009, there have been no significant changes to the Company’s contractual obligations as disclosed in its 2008 Annual Report on Form 10-K.
Outstanding Securities
As of April 30, 2009, the Company had 24,477,294 common shares outstanding, 1,714,144 options outstanding and 102,889 restricted stock units outstanding. The options are exercisable on a one-for-one basis into common shares and, upon vesting, the restricted stock units convert into common shares on a one-for-one basis.
Critical Accounting Estimates
See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates in the 2008 Annual Report on Form 10-K for a discussion of the Company’s critical accounting estimates.
Recent Accounting Standards
FASB Statement No. 161
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”), which amends and expands the disclosure requirements of SFAS 133. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 was effective for the Company’s fiscal year beginning January 1, 2009, and its adoption did not have a material impact to the Company.
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
FASB Statement No. 160
In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. A noncontrolling interest (previously referred to as a minority interest) is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 was effective for the Company’s fiscal year beginning January 1, 2009, and will be applied prospectively to all noncontrolling interests, including those that arose before the effective date, and its adoption did not have a material impact to the Company.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in interest rates and foreign exchange rates with Canada.
There has been no material change in the Company’s exposure to market risk during the three months ended March 31, 2009.
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
There has been no change in the Company’s internal controls over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f)) during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
ITEM 1A. Risk Factors
In the first quarter of 2009, there have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2008 Annual Report on Form 10-K.
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

SXC Health Solutions Corp.
May 7, 2009	By:	/s/ Jeffrey Park
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