Form 10-Q
period 2009-06-30
SXC Health Solutions Corp.
filed 2009-08-07
CIK 1363851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2009, there were 24,644,964 shares outstanding of the Registrant’s no par value common stock.

Part I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
SXC HEALTH SOLUTIONS CORP.
Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2009	2008
	(unaudited)

ASSETS

Current assets
Cash and cash equivalents	$96,634	$67,715
Restricted cash	14,135	12,498
Accounts receivable, net of allowance for doubtful accounts of $3,133 (2008 — $3,570)	81,013	80,531
Rebates receivable	22,512	29,586
Unbilled revenue	—	73
Prepaid expenses and other assets	5,580	4,382
Inventory	6,108	6,689
Income tax recoverable	1,327	1,459
Deferred income taxes	8,209	10,219

Total current assets	235,518	213,152

Property and equipment, net of accumulated depreciation of $23,566 (2008 — $19,449)	20,778	20,756
Goodwill	143,852	143,751
Other intangible assets, net of accumulated amortization of $19,339 (2008 — $14,099)	42,066	46,406
Deferred financing charges	1,259	1,481
Deferred income taxes	1,852	1,323
Other assets	1,310	1,474

Total assets	$446,635	$428,343

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$8,386	$8,302
Customer deposits	12,647	11,875
Salaries and wages payable	12,509	15,681
Accrued liabilities	25,751	32,039
Pharmacy benefit management rebates payable	45,856	36,326
Pharmacy benefit claim payments payable	41,940	51,406
Deferred revenue	8,493	7,978
Current portion of long-term debt	4,800	3,720

Total current liabilities	160,382	167,327

Long-term debt, less current installments	41,520	43,920
Deferred income taxes	15,538	15,060
Deferred lease inducements	2,986	3,217
Deferred rent	1,323	1,461
Other liabilities	3,103	3,195

Total liabilities	224,852	234,180

Commitments and contingencies (Note 12)

Shareholders’ equity
Common stock: no par value, unlimited shares authorized; 24,639,093 shares issued and outstanding at June 30, 2009 (2008 — 24,103,032 shares)	153,320	146,988
Additional paid-in capital	13,407	11,854
Retained earnings	55,410	35,751
Accumulated other comprehensive loss	(354)	(430)

Total shareholders’ equity	221,783	194,163

Total liabilities and shareholders’ equity	$446,635	$428,343

See accompanying notes to the consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenue:
PBM	$293,906	$204,860	$561,686	$204,860
HCIT:
Transaction processing	15,663	11,888	29,390	26,536
Maintenance	4,477	4,130	8,951	8,340
Professional services	3,801	3,066	7,443	6,857
System sales	2,982	3,811	4,319	5,479

Total revenue	320,829	227,755	611,789	252,072

Cost of revenue:
PBM	259,376	188,046	498,374	188,046
HCIT	14,242	9,869	27,020	20,706

Total cost of revenue	273,618	197,915	525,394	208,752

Gross profit	47,211	29,840	86,395	43,320

Expenses:
Product development costs	3,027	2,480	6,190	4,939
Selling, general and administrative	21,907	19,557	42,704	25,428
Depreciation of property and equipment	1,405	1,433	2,887	2,194
Amortization of intangible assets	2,415	2,432	5,240	2,828

	28,754	25,902	57,021	35,389

Operating income	18,457	3,938	29,374	7,931

Interest income	(225)	(647)	(471)	(1,701)
Interest expense	1,204	763	2,160	798

Net interest expense (income)	979	116	1,689	(903)

Other (income) expense	283	29	(42)	35

Income before income taxes	17,195	3,793	27,727	8,799

Income tax expense (benefit):
Current	4,403	597	6,604	1,979
Deferred	815	(71)	1,464	196

Total income taxe expense (benefit)	5,218	526	8,068	2,175

Net income	$11,977	$3,267	$19,659	$6,624

Earnings per share:
Basic	$0.49	$0.14	$0.81	$0.30
Diluted	$0.47	$0.14	$0.79	$0.29

Weighted average number of shares used in computing earnings per share:
Basic	24,638,986	22,948,940	24,417,241	21,972,315
Diluted	25,270,639	23,558,446	25,001,382	22,510,153
See accompanying notes to the consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)

Net income	$11,977	$3,267	$19,659	$6,624

Other comprehensive income — gain on cash flow hedges (net of income taxes of $29 and $38 for the three and six months ended June 30, 2009, respectively)	47	—	76	—

Comprehensive income	$12,024	$3,267	$19,735	$6,624

See accompanying notes to the consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2009	2008
	(unaudited)
Cash flows from operating activities:
Net income	$19,659	$6,624
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,430	2,104
Depreciation of property and equipment	3,944	3,046
Amortization of intangible assets	5,240	2,828
Deferred lease inducements and rent	(369)	(107)
Deferred income taxes	1,464	196
Tax benefit on option exercises	(2,106)	(80)
Gain on foreign exchange	(26)	(21)
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(374)	12,828
Rebates receivable	7,074	1,153
Restricted cash	(1,637)	(4,325)
Unbilled revenue	73	101
Prepaid expenses	(1,164)	1,322
Inventory	597	(264)
Income tax recoverable	2,238	354
Accounts payable	84	1,264
Accrued liabilities	(6,016)	(5,715)
Deferred revenue	472	(254)
Pharmacy benefit claim payments payable	(9,466)	(1,536)
Pharmacy benefit management rebates payable	9,530	(2,448)
Customer deposits	772	102
Other	261	(131)

Net cash provided by operating activities	31,680	17,041

Cash flows from investing activities:
Purchases of property and equipment	(5,746)	(3,414)
Lease inducements received	—	373
Acquisitions, net of cash acquired	(2,176)	(101,670)

Net cash used in investing activities	(7,922)	(104,711)

Cash flows from financing activities:
Issuance of long-term debt	—	48,000
Payment of financing costs	—	(1,518)
Proceeds from exercise of options	4,349	333
Tax benefit on option exercises	2,106	80
Repayment of long-term debt	(1,320)	(120)

Net cash provided by financing activities	5,135	46,775

Effect of foreign exchange on cash balances	26	21

Increase (decrease) in cash and cash equivalents	28,919	(40,874)

Cash and cash equivalents, beginning of period	67,715	90,929

Cash and cash equivalents, end of period	$96,634	$50,055

See accompanying notes to the consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Common Stock		Additional	Retained	Accumulated Other
	Number	Amount	paid-in capital	Earnings (deficit)	Comprehensive Loss	Total

Balance at December 31, 2008	24,103,032	$146,988	$11,854	$35,751	$(430)	$194,163
Activity during the period (unaudited):
Net income	—	—	—	19,659	—	19,659
Exercise of stock options	533,562	6,284	(1,935)	—	—	4,349
Issuance of shares for acquisition	21	—	—	—	—	-
Vesting of restricted stock units	2,478	48	(48)	—	—	-
Tax benefit on options exercised	—	—	2,106	—	—	2,106
Stock-based compensation	—	—	1,430	—	—	1,430
Other comprehensive income	—	—	—	—	76	76

Balance at June 30, 2009 (unaudited)	24,639,093	153,320	13,407	55,410	(354)	221,783

Balance at December 31, 2007	20,985,934	103,520	8,299	20,638	—	132,457
Activity during the period (unaudited):
Net income	—	—	—	6,624	—	6,624
Issuance of shares under ESPP	2,386	33	—	—	—	33
Issuance of shares for acquisition	2,783,151	40,884	—	—	—	40,884
Costs to issue shares for acquisition	—	(320)	—	—	—	(320)
Exercise of stock options	51,800	521	(188)	—	—	333
Tax benefit on options exercised	—	—	80	—	—	80
Stock-based compensation	—	—	2,104	—	—	2,104

Balance at June 30, 2008 (unaudited)	23,823,271	$144,638	$10,295	$27,262	$—	$182,195

See accompanying notes to the consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	Description of Business

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

The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three- and six-month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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
FASB Statement No. 165

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 165, Subsequent Events (“SFAS 165”), which establishes general requirements of accounting and disclosure of events that occur after the balance sheet date, but before the financial statements are issued. SFAS 165 was effective for the Company’s interim period ended June 30, 2009 and its adoption did not have a material impact to the Company’s consolidated financial statements. As of the issuance date of the Company’s financial statements, no subsequent events have occurred that would require disclosure in accordance with SFAS 165.

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

FASB Statement No. 141(R)

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the assets, liabilities, noncontrolling interest and goodwill related to a business combination. SFAS 141(R) also establishes what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

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

The purchase price of the acquired operations was comprised of the following (in thousands):

Cash payment to NMHC shareholders	$98,711
Value assigned to shares issued	40,626
Direct costs of the acquisition	4,114

Total purchase price	$143,451

Direct Costs of the Acquisition

Direct costs of the acquisition include investment banking fees, legal and accounting fees and other external costs directly related to the acquisition.

Purchase Price Allocation

The acquisition was accounted for under the purchase method of accounting with the Company treated as the acquiring entity in accordance with SFAS No. 141, Business Combinations. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired and liabilities assumed was recorded as goodwill. Goodwill is non-amortizing for financial statement purposes and is not tax deductible. The changes in goodwill from December 31, 2008 to June 30, 2009 are primarily due to deferred tax adjustments, changes in the estimated fair value of acquired fixed assets and revisions to the estimated fair values of assumed liabilities related to the NMHC acquisition. The purchase price allocation is considered final as of June 30, 2009 in accordance with SFAS 141.

The following summarizes the estimates of the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Current assets	$115,864
Property and equipment	3,495
Goodwill	124,194
Intangible assets	44,420
Other assets	1,258

Total assets acquired	289,231
Current liabilities	132,618
Deferred income taxes	12,566
Other liabilities	296

Total liabilities assumed	145,480

Net assets acquired	$143,751

During the three and six months ended June 30, 2009, the Company recognized $1.9 million and $4.2 million of amortization expense from intangible assets acquired, respectively. Amortization for the remainder of 2009 is expected to be $3.4 million. Amortization for 2010 and 2011 is expected to be $6.0 million and $5.3 million, respectively. The estimated fair values and useful lives of intangible assets acquired are as follows (in thousands):

	Fair value	Useful Life
Trademarks/Trade names	$1,120	6 months
Customer relationships	39,700	8 years
Non-compete agreements	1,480	1 year
Software	1,120	1 year
Licenses	1,000	15 years

Total	$44,420

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined historical results of the operations of the Company and NMHC as if the acquisition had occurred on the first day of the period presented. Certain adjustments have been made to reflect changes in depreciation, amortization and income taxes based on the Company’s estimates of fair values recognized in the application of purchase accounting, and interest expense on borrowings to finance the acquisition.

Unaudited pro forma results of operations are as follows (in thousands, except per share data):

	Three months ended June	Six months ended June
	30,	30,
	2008	2008
Sales	$321,233	$631,139
Gross profit	$32,863	$66,011
Income (loss)	$(976)	$288
Income (loss) per share:
Basic	$(0.04)	$0.01
Diluted	$(0.04)	$0.01
Weighted average shares outstanding
Basic	23,808,512	23,793,677
Diluted	24,418,018	24,331,515

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

Other Acquisitions

On December 22, 2008, the Company announced that it had acquired substantially all of the assets of Zynchros, a privately-owned leader in formulary management solutions, in a cash transaction effective December 19, 2008. Founded in 2000, Zynchros provides a suite of on-demand formulary management tools to approximately 45 health plan and PBM customers. The zynchros.com platform helps payers to effectively manage their formulary programs, and to maintain Medicare Part D compliance of their programs. The Company recorded identifiable intangible assets of $1.7 million with estimated useful lives of 4 to 5 years and goodwill of $2.7 million associated with the acquisition. The goodwill acquired was allocated to the Company’s HCIT segment. Zynchros’ results of operations are included in the consolidated statement of operations as of the effective date of the acquisition and were not material to the Company’s results of operations on a pro forma basis.

In the second quarter of 2009, the Company completed the acquisition of substantially all of the assets of a small pharmacy system vendor in a cash transaction, effective June 11, 2009. The Company recorded identifiable intangible assets of $0.9 million with estimated useful lives of 1 to 10 years and goodwill of $1.1 million associated with the acquisition. The goodwill acquired was allocated to the Company’s HCIT segment. The results of operations are included in the consolidated statement of operations as of the effective date of the acquisition and were not material to the Company’s results of operations on a pro forma basis.

5.	Cash and Cash Equivalents

The components of cash and cash equivalents are as follows (in thousands):

	June 30, 2009	December 31, 2008
	(unaudited)
Cash on deposit	$75,076	$46,532
Payments in transit	(52,515)	(55,559)
U.S. money market funds	74,043	76,713
Canadian dollar deposits (June 30, 2009 — Cdn. $35 at 1.1554;	30	29

December 31, 2008 — Cdn. $35 at 1.2168)	$96,634	$67,715

In estimating the fair value of its financial instruments, the Company determined the carrying amount reported in the consolidated balance sheets as cash and cash equivalents approximates fair value because of the short maturities of these instruments and are considered Level 1 investments in the fair value hierarchy.

6.	Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually, or more frequently if impairment indicators arise. The Company allocates goodwill to both the PBM and HCIT segments. There were no impairments of goodwill or indefinite-lived intangible assets during the six months ended June 30, 2009 and 2008.

During the second quarter of 2009, the Company recorded an additional $0.9 million in identifiable intangible assets which was allocated to the Company’s HCIT segment. See Note 4 for more information.

Definite-lived intangible assets are amortized over the useful lives of the related assets. The components of intangible assets were as follows (in thousands):

	June 30, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Customer relationships	$53,760	$(14,065)	$39,695	$53,100	$10,043	$43,057
Acquired software	3,765	(2,563)	1,202	3,565	1,903	1,662
Trademarks/Trade names	1,370	(1,153)	217	1,360	1,122	238
Non-compete agreements	1,510	(1,480)	30	1,480	987	493
Licenses	1,000	(78)	922	1,000	44	956

Total	$61,405	$(19,339)	$42,066	$60,505	$14,099	$46,406

Amortization associated with intangible assets at June 30, 2009 is estimated to be $4.5 million for the remainder of 2009, $7.9 million in 2010, $7.1 million in 2011, $6.5 million in 2012, $5.7 million in 2013 and $5.2 million in 2014.

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

The interest rates applicable to the loans under the Credit Facilities are based on a fluctuating rate measured by reference to either, at US Corp.’s option, (i) a base rate, plus an applicable margin, subject to adjustment, or (ii) an adjusted London interbank offered rate (adjusted for the maximum reserves)(“LIBOR”), plus an applicable margin. The initial rate for all borrowings is prime plus 2.25% with respect to base rate borrowings or LIBOR plus 3.25%. During an event of default, default interest is payable at a rate that is 2% higher than the rate otherwise applicable. The interest rate on the loan at June 30, 2009 was 3.85%. In addition to paying interest on outstanding principal under the Credit Facilities, US Corp. is required to pay an unused commitment fee to the lenders in respect of any unutilized commitments under the Revolving Credit Facility at a rate of 0.50% per annum. US Corp. is also required to pay customary letter of credit fees. In addition, pursuant to the terms of its credit agreement, the Company entered into interest rate contracts for 50% of the borrowed amount, or $24 million, to provide protection against fluctuations in interest rates for a three-year period from the date of issue. See Note 13 for more information.

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

The Credit Agreement also contains certain restrictive covenants including financial covenants that require the Company to maintain (i) a maximum consolidated leverage ratio, (ii) a minimum consolidated fixed charge coverage ratio and (iii) a maximum capital expenditure level. As of June 30, 2009, the Company is in compliance with its covenants.

In connection with the Term Loan Facility, the Company incurred approximately $1.8 million in financing costs. The financing costs are presented on the consolidated balance sheet as deferred financing charges and are being amortized into interest expense over the life of the loan using the effective-interest method.

The fair value of the Company’s debt at June 30, 2009 is $46.3 million, which approximates its carrying value. The estimated fair value of the Company’s variable-rate debt approximates the carrying value of the debt since the variable interest rates are market-based, and the Company believes such debt could be refinanced on materially similar terms.

Interest expense relates to the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Long-term debt	$550	$590	$995	$590
Finacing charges	110	79	222	79
Other	544	94	943	129

Total	$1,204	$763	$2,160	$798

8.	Shareholders’ equity
(a)	Stock incentive plans:

The Company maintains a stock option plan (the “Option Plan”), as amended, under which there were outstanding 1,734,989 stock options as of June 30, 2009. Effective on March 11, 2009, the Board of Directors of the Company adopted the SXC Health Solutions Corp. Long-Term Incentive Plan (the “LTIP”), which was approved by the shareholders of the Company at the Annual and Special Meeting of Shareholders on May 13, 2009. The LTIP provides for the grant of stock option awards, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other stock-based awards to eligible persons, including executive officers and directors of the Company. The purpose of the LTIP is to advance the interests of the Company by attracting and retaining high caliber employees and other key individuals who perform services for the Company, a subsidiary or an affiliate; align the interests of the Company’s shareholders and recipients of awards under the LTIP by increasing the proprietary interest of such recipients in the Company’s growth and success; and motivate award recipients to act in the best long-term interest of the Company and its shareholders. The LTIP replaced the Option Plan, and no further grants or awards will be issued under the Option Plan. The LTIP provides for a maximum of 1,070,000 common shares of the Company to be issued in addition to the common shares available that remained available for issuance under the Option Plan.

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

During the first quarter of 2009, the ESPP was amended so that the common shares available for purchase under the ESPP are drawn from reacquired common shares purchased on behalf of the Company in the open market. During the six months ended June 30, 2009 and 2008, there were 3,720 and nil shares issued under the ESPP, respectively.

The ESPP is not considered compensatory under the provisions of SFAS No. 123R and, therefore, no portion of the costs related to ESPP purchases will be included in the Company’s stock-based compensation expense.

(c)	Outstanding shares and stock options:

At June 30, 2009, the Company had outstanding common shares of 24,639,093 and stock options outstanding of 1,734,989. At December 31, 2008, the Company had outstanding common shares of 24,103,032 and stock options outstanding of 2,093,194. As of June 30, 2009, stock options outstanding consisted of 624,582 options at a weighted-average exercise price of Canadian $11.28 and 1,110,407 options at a weighted-average exercise price of U.S. $18.64.

(d)	Restricted stock units:

The Company assumed 170,500 restricted stock units (“RSUs”) of NMHC after the acquisition, which converted into 126,749 RSUs of the Company. In September 2008, the Company issued an additional 51,000 RSUs with a grant date fair value of $15.90 per share to certain new employees who were previous employees of NMHC.

During the six months ended June 30, 2009, the Company granted a total of 168,205 RSUs to its employees and non-employee directors with a grant date fair value per share of $25.54.

Substantially all RSUs vest on a straight-line basis over a range of three to four years. Certain additional RSUs granted to senior management cliff vest based upon reaching agreed upon three-year performance conditions.

At June 30, 2009, there were 266,633 restricted stock units outstanding.
9.	Stock-based compensation

During the three and six month periods ended June 30, 2009, the Company recorded stock-based compensation expense of $0.8 million and $1.4 million, respectively. During the three and six month periods ended June 30, 2008, the Company recorded stock-based compensation expense of $1.3 million and $2.1 million, respectively. The Black-Scholes option-pricing model was used to estimate the fair value of the stock options at the grant date based on the following assumptions:

	Six months ended June 30,
	2009	2008

Total U.S. dollar stock options granted	184,107	267,450
Volatility	47.1 – 47.2%	49.6 – 52.4%
Risk-free interest rate	1.96 – 2.56%	1.67 – 3.00%
Expected life	4.5 years	2.5 – 4.5 years
Dividend yield	—	—
Weighted-average grant date fair value	$10.67	$4.94
There were no Canadian dollar stock options granted during the six months ended June 30, 2009 and 2008.
10.	Segment information

The Company operates in two geographic areas as follows (in thousands):

	Three mon ths ended June 30,		Six month s ended June 30,
	2009	2008	2009	2008

Revenue

United States	$320,264	$226,545	$610,731	$249,649
Canada	565	1,210	1,058	2,423

Total	$320,829	$227,755	$611,789	$252,072

13

	June 30, 2009	December 31, 2008

Net assets

United States	$206,526	$182,105
Canada	15,257	12,058

Total	$221,783	$194,163

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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
PBM:
Revenues	$293,906	$204,860	$561,686	$204,860
Gross profit	$34,530	$16,814	$63,312	$16,814

Total assets at June 30	$300,169	$303,834

HCIT:
Revenues	$26,923	$22,895	$50,103	$47,212
Gross profit	$12,681	$13,026	$23,083	$26,506

Total assets at June 30	$146,466	$118,457

Consolidated:
Revenues	$320,829	$227,755	$611,789	$252,072
Gross profit	$47,211	$29,840	$86,395	$43,320

Total assets at June 30	$446,635	$422,291

For the three-month period ended June 30, 2009, one customer accounted for 14.2% of total revenue. For the three-month period ended June 30, 2008, one customer accounted for 11.1% and another for 10.4% of consolidated revenue, respectively.

For the six-month period ended June 30, 2009, one customer accounted for 14.7% of total revenue. For the six-month period ended June 30, 2008, one customer accounted for 10.0% of consolidated revenue.

At June 30, 2009 and December 31, 2008 no one customer accounted for 10% or more of the outstanding accounts receivable balance.
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

The Company’s effective tax rate for the three months ended June 30, 2009 and 2008 was 30% and 14%, respectively.

Uncertain Tax Positions

FASB Interpretation No. 48 (“FIN 48”) prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of June 30, 2009 and at December 31, 2008, the Company had a long-term accrued liability of $0.3 million related to various federal and state income tax matters on the consolidated balance sheet, the recognition of all of which would impact the Company’s effective tax rate.

14

Changes in the balance of the liability for tax uncertainties are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Beginning balance	$308	$219	$297	$202
Effect of change in accounting position for income tax uncertainties	3	42	3	42
Increase in interest related to tax positions taken in prior years	10	9	21	26

Balance at June 30	$321	$270	$321	$270

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company does not expect the liability to change significantly in the next twelve months.

The Company and its subsidiaries file income tax returns in Canadian and U.S. federal jurisdictions, and various provincial, state and local jurisdictions. With a few exceptions, the Company is no longer subject to tax examinations by tax authorities for years prior to 2004.

12.	Contingencies

From time to time in connection with its operations, the Company is named as a defendant in actions for damages and costs allegedly sustained by the plaintiffs. The Company has considered these proceedings and disputes in determining the necessity of any reserves for losses that are probable and reasonably estimable. In addition, various aspects of the Company’s business may subject it to litigation and liability for damages arising from errors in the processing of prescription drug claims, failure to meet performance measures within certain contracts relating to its services or its ability to obtain certain levels of discounts for rebates on prescription purchases from retail pharmacies and drug manufacturers or other actions or omissions. The Company’s recorded reserves are based on estimates developed with consideration given to the potential merits of claims or quantification of any performance obligations. The Company takes into account its history of claims, the limitations of any insurance coverage, advice from outside counsel, and management’s strategy with regard to the settlement or defense of such claims and obligations. While the ultimate outcome of those claims, lawsuits or performance obligations cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these claims and performance obligations, that adequate provisions have been recorded in the consolidated financial statements where required.

The Company provides routine indemnification to its customers against liability if the Company’s products infringe on a third party’s intellectual property rights. The maximum amount of these indemnifications cannot be reasonably estimated due to their uncertain nature. Historically, the Company has not made payments related to these indemnifications.

During the routine course of securing new clients, the Company is sometimes required to provide payment and performance bonds to cover client transaction fees and any funds and pharmacy benefit claim payments provided by the client in the event that the Company does not perform its duties under the contract. The terms of these payment and performance bonds are typically one year in duration and may require renewals for the length of the contract period.

13.	Derivative Instruments and Fair Value

The Company uses variable-rate LIBOR debt to finance its operations. These debt obligations expose the Company to variability in interest payments on its long term-debt due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.

Pursuant to the terms of the Company’s $48 million credit agreement, the Company entered into interest rate contracts with notional amounts equal to 50% of the borrowed amount, or $24 million, for a three-year period from the date of issue. The Company entered into a 3-year interest rate swap agreement with a notional amount of $14 million to fix the LIBOR rate on $14 million of the term loan at 4.31%, resulting in an effective rate of 7.56% after adding the 3.25% margin per the credit agreement – see Note 7 for more information. Under the interest rate swap, the Company receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent to fixed-rate debt. The Company also entered into a 3-year interest rate cap with a notional amount of $10 million to effectively cap the LIBOR rate on $10 million of the term loan at 4.50%, resulting in a maximum effective rate of 7.75% after adding the 3.25% margin per the credit agreement, excluding the associated fees, to help manage exposure to interest rate fluctuations. These instruments were designated as cash flow hedges during 2008.

The two derivative instruments mentioned above were entered into to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR, and to comply with the terms of the credit agreement.

As of June 30, 2009, both derivative instruments are “out of the money” and the Company is not currently exposed to any credit risk for amounts classified on the consolidated balance sheet should the counterparty in the agreement fail to meet its obligations under the agreement. To manage credit risks, the Company selects counterparties based on credit assessments, limits overall exposure to any single counterparty and monitors the market position with each counterparty. At June 30, 2009, the Company concluded that it was probable that the counterparty would be able to comply with the contractual terms of the agreements and that the forecasted transactions are probable of occurring.

15

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

Changes in the fair value of the interest rate swaps designated as hedging instruments of the variability of cash flows associated with floating-rate, long-term debt obligations subsequent to the implementation of cash flow hedge accounting are reported in AOCI. These amounts are subsequently reclassified into interest expense in the same period in which the related interest on the floating-rate debt obligations affects earnings. The amount recorded in AOCI at June 30, 2009 was $0.4 million before income taxes.

As of June 30, 2009, approximately $0.5 million of losses in AOCI related to the interest rate swap are expected to be reclassified into interest expense as a yield adjustment of the hedged debt obligation within the next 12 months.

Effective January 1, 2008, SFAS No. 157 defines a three-level hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, with level 1 considered the most reliable. For assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet, the table below categorizes fair value measurements across the three levels as of June 30, 2009 (in thousands):

			Significant
	Quoted Prices in	Significant	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Derivatives	$—	$14	$—	$14

Liabilities:
Derivatives	$—	$829	$—	$829

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

The Company has classified derivative assets as other noncurrent assets and derivative liabilities as other noncurrent liabilities on the consolidated balance sheet. The fair values represent quoted prices from a financial institution. Derivative assets relate to the interest rate cap for which the Company paid $0.2 million upon entering into the agreement. At June 30, 2009, the fair value of the asset was insignificant. Derivative liabilities relate to the interest rate swap, which had a fair value of $0.8 million at June 30, 2009.

The following table below categorizes the fair value changes in the derivative agreements during the current period (in thousands):

Effective portion of loss on
interest rate contracts during
Effective portion of gain on	Ineffective portion of loss on	Total change in fair	term of hedging relationship
interest rate contracts	interest rate contracts	value of interest rate	reclassed into interest expense
included in AOCI	included in interest expense	contracts	during the current period

$114	$1	$113	$209

16

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Management’s Discussion and Analysis (“MD&A”) section of the Company’s 2008 Annual Report on Form 10-K. Results of the interim periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.
Caution Concerning Forward-Looking Statements
Certain information in this MD&A, in various filings with regulators, in reports to shareholders and in other communications contains forward-looking statements within the meaning of certain securities laws and is subject to important risks, uncertainties and assumptions. These forward-looking statements include, among others, statements with respect to the Company’s industry, objectives, competitive strengths and strategies, future financial performance and market opportunities. These statements are often, but not always, made through the use of words or phrases such as as “expects,” “anticipates,” “believes,” “estimates,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could.” There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to adequately address: the risks associated with further market acceptance of the Company’s products and services; its ability to manage its growth effectively; its reliance on key customers and key personnel; industry conditions such as consolidation of customers, competitors and acquisition targets; the Company’s ability to acquire a company, manage integration and potential dilution; the impact of technology changes on its products and service offerings, including impacts on the intellectual property rights of others; the impacts of regulation and legislation changes in the healthcare industry; and the sufficiency and fluctuations of its liquidity and capital needs.
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
The frequency with which the Company’s customer contracts come up for renewal and the potential for one of the Company’s larger customers to terminate, or elect not to renew, its existing contract with the Company create the risk that the Company’s results of operations may be volatile. The Company’s customer contracts generally do not have terms longer than three years and, in some cases, are terminable by the customer on relatively short notice. The Company’s larger customers generally seek bids from other PBM providers in advance of the expiration of their contracts. In addition, many of the Company’s clients put their contract out for competitive bidding prior to expiration. If existing customers elect not to renew their contracts with the Company at the expiry of the current terms of those contracts, and in particular if one of the Company’s largest customers elects not to renew, the Company’s recurring revenue base will be reduced and results of operations will be adversely affected.
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
Selected financial highlights for the three and six months ended June 30, 2009 compared to the same periods in 2008
NMHC Acquisition
Effective April 30, 2008, the Company completed its acquisition of National Medical Health Card Systems, Inc. (“NMHC”). The Company believes that NMHC is a complementary company, the acquisition of which has yielded benefits for health plan sponsors through more effective cost-management solutions and innovative programs. The Company believes that it has operated the combined companies more efficiently than either company could have operated on its own. The acquisition has enabled the combined companies to achieve significant synergies from purchasing scale and operating efficiencies. Purchasing synergies are largely comprised of purchase discounts and/or rebates obtained from generic and brand name manufacturers and cost efficiencies obtained from retail pharmacy networks. Operating synergies include decreases in overhead expense, as well as increases in productivity and efficiencies by eliminating excess capacity. The Company expects synergies to continue to be realized during the remainder of the year. In the long term, the Company expects that the acquisition will create significant incremental revenue opportunities. These opportunities are expected to be derived from a variety of new programs and benefit designs that leverage client relationships.
Effective with the acquisition, the Company is now comprised of two operating segments: PBM and HCIT.
Selected financial highlights for the three months ended June 30, 2009 and 2008 are noted below:
•
Total revenue in 2009 was $320.8 million as compared to $227.8 million in 2008. The increase is largely attributable to an $89.0 million increase in the Company’s new PBM segment which included a full three months of activity in the second quarter of 2009 as compared to only two months of activity for the second quarter of 2008. Revenue from the PBM segment is a result of the acquisition of NMHC in April 2008.

•
The Company reported net income of $12.0 million, or $0.47 per share (fully-diluted), for the three months ended June 30, 2009, compared to $3.3 million, or $0.14 per share (fully-diluted), for the same period in 2008. The increase is related to higher gross profit and control over SG&A costs, partially offset by increases in interest expense and income taxes.

Selected financial highlights for the six months ended June 30, 2009 and 2008 are noted below:
•
Total revenue in 2009 was $611.8 million as compared to $252.1 million in 2008. The increase is largely attributable to the acquisition of NMHC and the inclusion of a full six months of revenue from the Company’s new PBM segment for the six months ended June 30, 2009 as compared to only two months for the same period last year.

•
The Company reported net income of $19.7 million, or $0.79 per share (fully-diluted), for the six months ended June 30, 2009 compared to $6.6 million, or $0.29 per share (fully-diluted), for the same period in 2008. The 2009 period included $5.2 million of expense related to the amortization of intangible assets compared to $2.8 million in the 2008 period. The increase is related to higher gross profit and control over SG&A costs, partially offset by increases in interest expense and income taxes.

Results of Operations
Three months ended June 30, 2009 as compared to the three months ended June 30, 2008

	Three months ended June 30,
In thousands, except per share data	2009	2008
Revenue	$320,829	$227,755
Gross profit	47,211	29,840
Product development costs	3,027	2,480
SG&A	21,907	19,557
Depreciation of property and equipment	1,405	1,433
Amortization of inangible assets	2,415	2,432
Interest expense, net	979	116
Other expense (income), net	283	29

Income before income taxes	17,195	3,793
Income tax expense	5,218	526

Net income	$11,977	$3,267

Diluted earnings per share	$0.47	$0.14
Revenue
Revenue increased $93.1 million to $320.8 million during 2009, primarily due to the NMHC acquisition, and consists primarily of PBM revenue of $293.9 million. Revenue under the contracts acquired in the NMHC acquisition are recorded gross as the Company acts as a principal in the transaction, whereas revenues from the majority of historical PBM contracts are recorded net as the Company functions as an agent. The increase in revenue is largely attributable to a full three months of activity in the second quarter of 2009 as compared to only two months of activity in the second quarter of 2008 resulting from the timing of the NMHC acquisition. In addition, new contracts launched in 2008 and 2009 contributed to the increase in revenue for 2009.
Cost of Revenue
Cost of revenue increased $75.7 million to $273.6 million during 2009, primarily due to the NMHC acquisition, and consists primarily of PBM cost of revenue of $259.4 million. Cost of revenue in the PBM segment relates to the actual cost of the prescription drugs sold. Cost of revenue for the HCIT segment relates primarily to the cost of labor to deliver the services provided.
Gross Profit
Gross profit increased $17.4 million to $47.2 million during 2009, primarily due to the NMHC acquisition and purchasing efficiencies realized in the cost of prescription drugs due to the increased size of the organization, as well as the launch of new contracts during 2008 and 2009.
Product Development Costs
Product development costs for the three months ended June 30, 2009 were $3.0 million compared to $2.5 million for the three months ended June 30, 2008. Product development continues to be a key focus of the Company as it continues to pursue enhancements of existing products, as well as the development of new offerings, to support its market expansion.
SG&A Costs
SG&A costs for the three months ended June 30, 2009 were $21.9 million compared to $19.6 million for the three months ended June 30, 2008. The increase is largely attributable to increased operating expenses due to the acquisition of NMHC. The second quarter of 2008 only reflected two months of expenses related to the acquired NMHC business as compared to a full three months in the second quarter of 2009. SG&A costs consist primarily of employee costs in addition to professional services costs, facilities and costs not related to cost of revenue.
SG&A costs include stock-based compensation cost of $0.6 million and $1.1 million for the three months ended June 30, 2009 and 2008, respectively. The decrease is primarily attributable to stock options that fully vested in 2008, partially offset by new grants during the second quarter of 2009.
Depreciation
Depreciation expense relates to property and equipment for all areas of the Company except for those depreciable assets directly related to the generation of revenue, which is included in the cost of revenue in the consolidated statements of operations. Depreciation expense was $1.4 million for the three months ended June 30, 2009 and 2008.
Amortization
Amortization expense for the three months ended June 30, 2009 and 2008 was $2.4 million. Amortization expense on all the Company’s intangible assets is expected to be approximately $9.7 million for the year ending December 31, 2009.
Interest Income and Expense
Interest income decreased $0.4 million for the three months ended June 30, 2009 as compared to the same period in 2008, due primarily to lower interest rates. Interest expense increased to $1.2 million for the three months ended June 30, 2009, primarily due to the long-term debt incurred to finance a portion of the NMHC acquisition.

Income Taxes
The Company recognized income tax expense of $5.2 million for the three months ended June 30, 2009, representing an effective tax rate of 30%, compared to a $0.5 million income tax expense, representing an effective tax rate of 14%, for the same period in 2008. The change in the effective tax rate is due primarily to increased earnings in 2009.
Net Income
The Company reported net income of $12.0 million for the three months ended June 30, 2009, or $0.47 per share (fully-diluted), compared to $3.3 million, or $0.14 per share (fully-diluted), for the three months ended June 30, 2008.
Segment Analysis
Effective with the acquisition of NMHC, the Company evaluates segment performance based on revenue and gross profit. Results for periods reported prior to the three months ended June 30, 2008 were reported in one operating segment, HCIT. Prior period results have not been restated because to do so would be impracticable. A reconciliation of the Company’s business segments to the consolidated financial statements for the three months ended June 30, 2009 and 2008 is as follows (in thousands):

	PBM		HCIT		Consolidated
	2009	2008	2009	2008	2009	2008
Revenue	$293,906	$204,860	$26,923	$22,895	$320,829	$227,755
Gross profit	$34,530	$16,814	$12,681	$13,026	$47,211	$29,840
Gross profit %	11.7%	8.2%	47.1%	56.9%	14.7%	13.1%
PBM
Revenue was $293.9 million for the three months ended June 30, 2009 due to a full three months of activity in the second quarter of 2009 as compared to two months of activity in the second quarter of 2008 resulting from the acquisition of NMHC in April 2008. In addition, new contracts launched during 2008 and 2009 contributed to the increase in revenue.
For the three months ended June 30, 2009 and 2008, there was $2.8 million and $2.6 million of co-payments, respectively, included in revenue related to prescriptions filled at the Company’s Mail and Specialty Service pharmacy. Co-payments retained by retail pharmacies on prescriptions filled for participants are not included in revenue for the respective periods. Under customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants and as such, the Company does not assume liability for participant co-payments in retail pharmacy transactions. Therefore, the Company does not include participant co-payments to retail pharmacies in revenue or cost of revenue.
Cost of revenue was $259.4 million for the three months ended June 30, 2009 compared to $188.0 million for the same period in 2008. Cost of revenue is predominantly comprised of the cost of prescription drugs. As a percentage of revenue, cost of revenue was 88.3% and 91.8% for the three months ended June 30, 2009 and 2008, respectively. The improvement in the percentage of revenue is due to the improved purchasing efficiencies for prescription drugs and the increased use of lower cost generic drugs.
Gross profit was $34.5 million for the three months ended June 30, 2009 due to a full three months of activity in the second quarter of 2009 as compared to two months of activity in the second quarter of 2008 resulting from the acquisition of NMHC in April 2008. In addition, new customers added and increased volumes from existing customers realized following the acquisition complemented the increase. Gross profit margin was 11.7% and 8.2% for the three months ended June 30, 2009 and 2008, respectively.
HCIT
HCIT revenue is comprised of the following components for the three months ended June 30, 2009 and 2008 (in thousands):

	2009	2008
Recurring
Transaction processing	$15,663	$11,888
Maintenance	4,477	4,130

Total recurring	20,140	16,018

Non-Recurring
Professional services	3,801	3,066
System sales	2,982	3,811

Total non-recurring	6,783	6,877

Total revenue	$26,923	$22,895

Total HCIT revenue increased $4.0 million for the three months ended June 30, 2009 as compared to the same period in 2008. On a percentage basis, recurring revenue accounted for 74.8% and 70.0% of total HCIT revenue for the three months ended June 30, 2009 and 2008, respectively. Recurring revenue consists of transaction processing and maintenance revenue.

Recurring Revenue: Recurring revenue increased 25.7% to $20.1 million for the three months ended June 30, 2009 from $16.0 million for the same period in 2008. Recurring revenue is subject to fluctuations caused by the following: the number and timing of new customers, fluctuations in transaction volumes, and the number of contract terminations and renewals.
Transaction processing revenue, which consists of claims processing, increased $3.8 million, or 31.8%, to $15.7 million for the three months ended June 30, 2009 compared to $11.9 million for the same period in 2008, due primarily to the launch of new contracts during 2008 and 2009 as well as increased volumes on existing customers.
Maintenance revenue, which consists of maintenance contracts on system sales, increased $0.3 million to $4.5 million for the three months ended June 30, 2009 compared to $4.1 million for the same period in 2008, due primarily to the launch of new customer contracts during 2008 and 2009.
Non-Recurring Revenue: Non-recurring revenue decreased slightly to $6.8 million, or 25.2% of total HCIT revenue, for the three months ended June 30, 2009 from $6.9 million, or 30.0% of total HCIT revenue, for the same period in 2008.
Professional services revenue increased $0.7 million, or 24.0%, to $3.8 million for the three months ended June 30, 2009 compared to $3.1 million for the same period in 2008. Professional services revenue is derived from providing support projects for both system sales and transaction processing clients, on an as-needed basis. This revenue is dependent on customers continuing to require the Company to assist them on both a fixed bid and time and materials basis.
System sales are derived from license upgrades and additional applications for existing and new clients, as well as software and hardware sales to pharmacies that purchase the Company’s pharmacy system. Systems sales revenue decreased $0.8 million, or 21.8%, to $3.0 million for the three months ended June 30, 2009 compared to $3.8 million for the three months ended June 30, 2008.
Cost of Revenue: Cost of revenue increased 44.3% to $14.2 million for the three months ended June 30, 2009 from $9.9 million for the three months ended June 30, 2008. The increase is due primarily to personnel and support costs related to the growing transaction processing business and related support services.
Cost of revenue includes depreciation expense of $0.6 million for the three months ended June 30, 2009 and $0.4 million for the same period in 2008.
Gross Profit: Gross profit margin was 47.1% for the three months ended June 30, 2009 compared to 56.9% for the three months ended June 30, 2008. Gross profit decreased $0.3 million to $12.7 million for the three months ended June 30, 2009 as compared to $13.0 million for the same period in 2008. The decrease is due to the reduction in system sales in the second quarter of 2009 as compared to the same period last year. In addition, the decrease is due to increased support costs for new customers added in 2009.
Six months ended June 30, 2009 as compared to the six months ended June 30, 2008

	Six months ended June 30,
In thousands, except per share data	2009	2008
Revenue	$611,789	$252,072
Gross profit	86,395	43,320
Product development costs	6,190	4,939
SG&A	42,704	25,428
Depreciation of property and equipment	2,887	2,194
Amortization of inangible assets	5,240	2,828
Interest expense (income), net	1,689	(903)
Other expense (income), net	(42)	35

Income before income taxes	27,727	8,799
Income tax expense	8,068	2,175

Net income	$19,659	$6,624

Diluted earnings per share	$0.79	$0.29
Revenue
Revenue increased $359.7 million to $611.8 million during 2009, primarily due the inclusion of a full six months of the activities of NMHC in 2009 as compared to only two months in the prior year. Revenue under the contracts acquired in the NMHC acquisition are recorded gross as the Company acts as a principal in the transaction, whereas revenues from the majority of historical PBM contracts are recorded net as the Company functions as an agent. In addition, revenue increased due to new contracts that began in 2008 and 2009.
Cost of Revenue
Cost of revenue increased $316.6 million to $525.4 million during 2009, primarily due to the increase in revenue over the prior year, and consists primarily of PBM cost of revenue of $498.4 million. Cost of revenue in the PBM segment relates to the actual cost of the prescription drugs sold. Cost of revenue for the HCIT segment relates primarily to the cost of labor to deliver the services provided.
Gross Profit
Gross profit increased $43.1 million during 2009, primarily due to the NMHC acquisition, as well as the launch of new contracts during 2008.

Product Development Costs
Product development costs for the six months ended June 30, 2009 were $6.2 million compared to $4.9 million for the six months ended June 30, 2008. Product development continues to be a key focus of the Company as it continues to pursue enhancements of existing products, as well as the development of new offerings, to support its market expansion.
Product development costs include stock-based compensation cost of $0.1 million for the six months ended June 30, 2009 and 2008.
SG&A Costs
SG&A costs for the six months ended June 30, 2009 were $42.7 million compared to $25.4 million for the six months ended June 30, 2008. The increase is largely attributable to increased operating expenses due to the acquisition of NMHC. SG&A costs consist primarily of employee costs in addition to professional services costs, facilities and costs not related to cost of revenue.
SG&A costs include stock-based compensation cost of $1.1 million and $1.7 million for the six months ended June 30, 2009 and 2008, respectively. The decrease is primarily attributable to stock options that fully vested in 2008, partially offset by new grants late in 2008 as well as in 2009.
Depreciation
Depreciation expense relates to property and equipment for all areas of the Company except for those depreciable assets directly related to the generation of revenue, which is included in the cost of revenue in the consolidated statements of operations. Depreciation expense increased $0.7 million to $2.9 million for the six months ended June 30, 2009 from $2.2 million for the same period in 2008, due primarily to the expense related to assets associated with the acquisition of NMHC, as well as purchases related to the Company’s expansion of its Lisle, Illinois facility and network capacity.
Amortization
Amortization expense for the six months ended June 30, 2009 was $5.2 million compared to $2.8 million for the same period in 2008. The increase is due to amortization of intangible assets primarily associated with the acquisition of NMHC. Amortization expense on all the Company’s intangible assets is expected to be approximately $9.7 million for the year ending December 31, 2009.
Interest Income and Expense
Interest income decreased $1.2 million for the six months ended June 30, 2009 as compared to the same period in 2008 due to lower interest rates. Interest expense increased to $2.2 million for the six months ended June 30, 2009, primarily due to the long-term debt incurred to finance a portion of the acquisition.
Income Taxes
The Company recognized income tax expense of $8.1 million for the six months ended June 30, 2009, representing an effective tax rate of 30%, compared to a $2.2 million income tax expense, representing an effective tax rate of 25%, for the same period in 2008. The change in the effective tax rate is due primarily to increased earnings in 2009.
Net Income
The Company reported net income of $19.7 million for the six months ended June 30, 2009, or $0.79 per share (fully-diluted), compared to $6.6 million, or $0.29 per share (fully-diluted), for the six months ended June 30, 2008.
Segment Analysis
Effective with the acquisition of NMHC, the Company evaluates segment performance based on revenue and gross profit. Results for periods reported prior to the six months ended June 30, 2008 were reported in one operating segment, HCIT. Prior period results have not been restated because to do so would be impracticable. A reconciliation of the Company’s business segments to the consolidated financial statements for the six months ended June 30, 2009 and 2008 is as follows (in thousands):

	PBM		HCIT		Consolidated
	2009	2008	2009	2008	2009	2008
Revenue	$561,686	$204,860	$50,103	$47,212	$611,789	$252,072
Gross profit	$63,312	$16,814	$23,083	$26,506	$86,395	$43,320
Gross profit %	11.3%	8.2%	46.1%	56.1%	14.1%	17.2%
PBM
Revenue was $561.7 million for the six months ended June 30, 2009 as compared to $204.9 million for the same period last year. The increase is due to the inclusion of a full six months of revenue related to the NMHC business as compared to only two months for the same period in 2008.
For the six months ended June 30, 2009 and 2008, there was $5.7 million and $2.6 million of co-payments, respectively, included in revenue related to prescriptions filled at the Company’s Mail and Specialty Service pharmacy. Co-payments retained by retail pharmacies on prescriptions filled for participants are not included in revenue for the respective periods. Under customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants and as such, the Company does not assume liability for participant co-payments in retail pharmacy transactions. Therefore, the Company does not include participant co-payments to retail pharmacies in revenue or cost of revenue.
Cost of revenue was $498.4 million and $188.0 million for the six months ended June 30, 2009, respectively, nearly all of which was due to the acquisition of NMHC. Cost of revenue is predominantly comprised of the cost of prescription drugs.

Gross profit was 11.3% for the six months ended June 30, 2009 as compared to 8.2% for the same period last year. The increase is due to increased purchasing efficiencies achieved over the year resulting in lower cost of prescription drugs.
HCIT
HCIT revenue is comprised of the following components for the six months ended June 30, 2009 and 2008 (in thousands):

	2009	2008
Recurring
Transaction processing	$29,390	$26,536
Maintenance	8,951	8,340

Total recurring	38,341	34,876

Non-Recurring
Professional services	7,443	6,857
System sales	4,319	5,479

Total non-recurring	11,762	12,336

Total revenue	$50,103	$47,212

Total HCIT revenue increased $2.9 million for the six months ended June 30, 2009 as compared to the same period in 2008. On a percentage basis, recurring revenue accounted for 76.5% and 73.9% of total HCIT revenue for the six months ended June 30, 2009 and 2008, respectively. Recurring revenue consists of transaction processing and maintenance revenue.
Recurring Revenue: Recurring revenue increased 9.9% to $38.3 million for the six months ended June 30, 2009 from $34.9 million for the same period in 2008. Recurring revenue is subject to fluctuations caused by the following: the number and timing of new customers, fluctuations in transaction volumes, and the number of contract terminations and renewals.
Transaction processing revenue, which consists of claims processing, increased $2.9 million, or 10.8%, to $29.4 million for the six months ended June 30, 2009 compared to $26.5 million for the same period in 2008, due primarily to the launch of new contracts during 2008 as well as increased volumes on existing customers.
Maintenance revenue, which consists of maintenance contracts on system sales, increased $0.7 million to $9.0 million for the six months ended June 30, 2009 compared to $8.3 million for the same period in 2008, due primarily to the launch of new customer contracts during 2008 and 2009.
Non-Recurring Revenue: Non-recurring revenue decreased 4.7% to $11.8 million, or 23.5% of total HCIT revenue, for the six months ended June 30, 2009 from $12.3 million, or 26.1% of total HCIT revenue, for the same period in 2008.
Professional services revenue increased $0.6 million, or 8.5%, to $7.4 million for the six months ended June 30, 2009 compared to $6.9 million for the same period in 2008. Professional services revenue is derived from providing support projects for both system sales and transaction processing clients, on an as-needed basis. This revenue is dependent on customers continuing to require the Company to assist them on both a fixed bid and time and materials basis.
System sales are derived from license upgrades and additional applications for existing and new clients, as well as software and hardware sales to pharmacies that purchase the Company’s pharmacy system. Systems sales revenue decreased $1.2 million, or 21.2%, to $4.3 million for the six months ended June 30, 2009 compared to $5.5 million for the six months ended June 30, 2008.
Cost of Revenue: Cost of revenue increased 30.5% to $27.0 million for the six months ended June 30, 2009 from $20.7 million for the six months ended June 30, 2008. The increase is due primarily to personnel and support costs related to the growing transaction processing business.
Cost of revenue includes depreciation expense of $1.1 million for the six months ended June 30, 2009 and $0.8 million for the same period in 2008. In addition, cost of revenue includes stock-based compensation expense of $0.3 million for the six months ended June 30, 2009 and 2008.
Gross Profit: Gross profit margin was 46.1% for the six months ended June 30, 2009 compared to 56.1% for the six months ended June 30, 2008. Gross profit decreased $3.4 million to $23.1 million for the six months ended June 30, 2009 as compared to $26.5 million for the same period in 2008. The decrease is due primarily to the reduced system sales and the increased costs related to the support of the new business added since June 30, 2008.
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
At June 30, 2009 and December 31, 2008, the Company had cash and cash equivalents totalling $96.6 million and $67.7 million, respectively. The Company believes that its cash on hand, together with cash generated from operating activities and amounts available under its existing credit facility, will be sufficient to support planned operations for the foreseeable future. At June 30, 2009, cash and cash equivalents consist of cash on hand, deposits in banks, money market funds and bank term deposits with original maturities of 90 days or less. As of June 30, 2009, all of the Company’s cash and cash equivalents were exposed to market risks, primarily changes in U.S. interest rates. Declines in interest rates over time would reduce interest income related to these balances.

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
The interest rates applicable to the loans under the Credit Facilities are based on a fluctuating rate measured by reference to either, at US Corp.’s option, (i) a base rate, plus an applicable margin, subject to adjustment, or (ii) an adjusted London interbank offered rate (adjusted for maximum reserves) (“LIBOR”), plus an applicable margin. The initial margin for all borrowings is 2.25% with respect to base rate borrowings and 3.25% with respect to LIBOR borrowings. The interest rate at June 30, 2009 was 3.85%. During an event of default, default interest is payable at a rate that is 2% higher than the rate otherwise applicable. In addition to paying interest on outstanding principal under the Credit Facilities, US Corp. is required to pay an unused commitment fee to the lenders in respect of any unutilized commitments under the Revolving Credit Facility at a rate of 0.50% per annum. US Corp. is also required to pay customary letter of credit fees.
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
Consolidated Balance Sheets
At June 30, 2009, cash and cash-equivalents totaled $96.6 million, up $28.9 million from $67.7 million at December 31, 2008. The increase is primarily related to favorable operating cash flows.
Selected balance sheet highlights at June 30, 2009 are as follows:
•
Restricted cash totaling $14.1 million relates to cash balances required to be maintained in accordance with various state statutes, contractual terms with customers and other customer restrictions related to the PBM business. The Company continues to monitor changes in balance requirements that may release restrictions and allow the funds to be used for general corporate purposes.

•
Rebates receivable of $22.5 million relate to billed and unbilled PBM receivables from pharmaceutical manufacturers in connection with the administration of the rebate program where the Company is the principal contracting party. The receivable and related payables are based on estimates, which are subject to final settlement. Rebates receivable decreased $7.1 million from $29.6 million at December 31, 2008, due primarily to improved collections of rebates.

•
Prepaid expenses and other assets increased $1.2 million to $5.6 million at June 30, 2009 compared to $4.4 million at December 31, 2008, due primarily to the renewal of the Company’s corporate insurance policies in the second quarter of 2009 which expire in 2010.

•
The Company’s inventory balance of $6.1 million consists predominately of prescription drugs and medical supplies at its Mail Service and Specialty Service pharmacies. Changes in the inventory balance from period to period are caused by some seasonality in certain products, taking advantage of buying opportunities and changing inventory levels to properly support sales.

•	Other assets of $1.3 million consist primarily of security deposits related to the Company’s inventory facilities.

•
Customer deposits payable of $12.6 million relate to deposits required by the Company from certain customers in order to satisfy liabilities incurred on the customer’s behalf for the adjudication of pharmacy claims, and is related to the restricted cash balances outlined above.

•	Total long-term debt decreased $1.3 million to $46.3 million at June 30, 2009 from $47.6 million at December 31, 2008 due to quarterly installment payments made in 2009.

•
Accrued liabilities decreased $6.2 million to $25.8 million at June 30, 2009 from $32.0 million at December 31, 2008 due primarily to final adjustments made to the fair values of assumed liabilities related to the NMHC acquisition. In addition, the decrease is due to payments on previously recorded liabilities related to the NMHC acquisition.

Cash flows from operating activities:
For the six months ended June 30, 2009, the Company generated $31.7 million of cash through its operations. Cash from operations consisted of net income of $19.7 million adjusted for $9.2 million in depreciation and amortization, $1.4 million in stock-based compensation expense, a reduction of rebates receivable of $7.1 million, an increase in deferred revenue of $0.5 million, an increase in rebates payable of $9.5 million and an increase in customer deposits of $0.8 million. These were partially offset by a reduction of accrued liabilities of $6.0 million, an increase in prepaid expenses of $1.2 million and an increase in restricted cash of $1.6 million.
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
Changes in operating assets and liabilities, as well as non-cash items related to income taxes, will fluctuate based on working capital requirements and the tax provision, which is determined by examining taxes actually paid or owed, as well as amounts expected to be paid or owed in the future.
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
Cash flows from investing activities
For the six months ended June 30, 2009, the Company used $7.9 million of cash for investing activities, which consisted primarily of purchases of property and equipment to support increased transaction volume. In addition, the Company used $2.0 million to purchase the assets of a small pharmacy system in June 2009 (see Note 4 to the unaudited consolidated financial statements for more information).
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
Cash flows from financing activities
For the six months ended June 30, 2009, the Company generated $5.1 million of cash from financing activities, which consisted of proceeds from the exercise of stock options of $4.3 million and a $2.1 million tax benefit on the exercise of stock options, partially offset by repayments of long-term debt of $1.3 million.
Cash flows from financing activities generally fluctuate based on the timing of option exercises by the Company’s employees, which is affected by market prices, vesting dates and expiration dates. In addition, the Company is required to make quarterly principal and interest payments on its long-term debt, which varies based on the loan’s repayment schedule and respective interest rates.
For the six months ended June 30, 2008, the Company generated $46.8 million of cash from financing activities, which consisted of the net proceeds from the issuance of long-term debt of $46.5 million along with proceeds from the exercise of stock options of $0.3 million.
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

Contingencies
From time to time in connection with its operations, the Company is named as a defendant in actions for damages and costs allegedly sustained by the plaintiffs. The Company has considered these proceedings and disputes in determining the necessity of any reserves for losses that are probable and reasonably estimable. In addition, various aspects of the Company’s business may subject it to litigation and liability for damages arising from errors in processing prescription drug claims, failure to meet performance measures within certain contracts relating to its services or its ability to obtain certain levels of discounts for rebates on prescription purchases from retail pharmacies and drug manufacturers, or other actions or omissions. The Company’s recorded reserves are based on estimates developed with consideration given to the potential merits of claims or quantification of any performance obligations. The Company takes into account its history of claims, the limitations of any insurance coverage, advice from outside counsel, and management’s strategy with regard to the settlement or defense of such claims and obligations. While the ultimate outcome of those claims, lawsuits or performance obligations cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these claims and performance obligations, that adequate provisions have been recorded in the accounts where required.
The Company provides routine indemnification to its customers against liability if the Company’s products infringe on a third party’s intellectual property rights. The maximum amount of these indemnifications cannot be reasonably estimated due to their uncertain nature. Historically, the Company has not made payments related to these indemnifications.
During the routine course of securing new clients, the Company is sometimes required to provide payment and performance bonds to cover client transaction fees and any funds and pharmacy benefit claim payments provided by the client in the event that the Company does not perform its duties under the contract. The terms of these payment and performance bonds are typically one year in duration and may require renewals for the length of the contract period.
Contractual Obligations
For the three months ended June 30, 2009, there have been no significant changes to the Company’s contractual obligations as disclosed in its 2008 Annual Report on Form 10-K.
Outstanding Securities
As of July 31, 2009, the Company had 24,644,964 common shares outstanding, 1,725,564 options outstanding and 266,633 restricted stock units outstanding. The options are exercisable on a one-for-one basis into common shares and, upon vesting, the restricted stock units convert into common shares on a one-for-one basis.
Critical Accounting Estimates
See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in the 2008 Annual Report on Form 10-K for a discussion of the Company’s critical accounting estimates.
Recent Accounting Standards
FASB Statement No. 165
In June 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”), which establishes general requirements of accounting and disclosure of events that occur after the balance sheet date, but before the financial statements are issued. SFAS 165 was effective for the Company’s interim period ending June 30, 2009 and its adoption did not have a material impact to the Company’s consolidated financial statements.
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
FASB Statement No. 141(R)
In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the assets, liabilities, noncontrolling interest and goodwill related to a business combination. SFAS 141(R) also establishes what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.
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
There has been no material change in the Company’s exposure to market risk during the three months ended June 30, 2009.
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
ITEM 1A. Risk Factors
In the second quarter of 2009, there have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2008 Annual Report on Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
The Annual and Special Meeting of Shareholders of the Company (the “Meeting”) was held on May 13, 2009. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the board of directors’ solicitation. Voting results are for shares eligible to vote as of the record date.

Nominees for directors, as listed in the proxy statement, were elected as indicated below. Votes were cast as follows:

Nominee	For	Withheld
Terrence C. Burke	21,723,278	61,955
William J. Davis	21,723,278	61,955
Philip R. Reddon	21,723,278	61,955
Mark A. Thierer	21,723,278	61,955
Steven Cosler	21,723,278	61,955
Curtis Thorne	21,723,278	61,955
Anthony Masso	21,723,278	61,955
The shareholders confirmed, ratified and approved the LTIP adopted by the board of directors of the Company on March 11, 2009 and attached as Appendix A to the proxy circular and proxy statement prepared in connection with the Meeting. There was a ballot conducted and 18,566,119 shares were voted FOR the resolution, being 89.8% of the shares voted at the Meeting, and 2,108,870 shares were voted against AGAINST the resolution, being 10.2% of the shares voted at the Meeting.
The shareholders ratified the appointment of KPMG LLP as the independent registered public accounting firm of the Company for 2009. Votes were cast as follows:

For	Withheld
21,587,491	197,743
ITEM 5. Other Information
None.
ITEM 6. Exhibits

Exhibit
Number	Description of Document	Reference
10.1	SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.1 to SXC Health Solutions Corp.’s Current Report on Form 8-K filed on May 19, 2009.

10.2	Form of SXC Health Solutions Corp. Stock Option Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Filed herewith

10.3	Form of SXC Health Solutions Corp. Time-Vesting Restricted Stock Unit Award Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Filed herewith

10.4	Form of SXC Health Solutions Corp. Time-Vesting Restricted Stock Unit Award Agreement for Non-Employee Directors under the SXC Health Solutions Corp. Long-Term Incentive Plan	Filed herewith

10.5	Form of SXC Health Solutions Corp. Performance-Based Restricted Stock Unit Award Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SXC Health Solutions Corp.
August 6, 2009	By:	/s/ Jeffrey Park
Jeffrey Park
Chief Financial Officer (on behalf of the registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document	Reference
10.1	SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.1 to SXC Health Solutions Corp.’s Current Report on Form 8-K filed on May 19, 2009.

10.2	Form of SXC Health Solutions Corp. Stock Option Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Filed herewith

10.3	Form of SXC Health Solutions Corp. Time-Vesting Restricted Stock Unit Award Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Filed herewith

10.4	Form of SXC Health Solutions Corp. Time-Vesting Restricted Stock Unit Award Agreement for Non-Employee Directors under the SXC Health Solutions Corp. Long-Term Incentive Plan	Filed herewith

10.5	Form of SXC Health Solutions Corp. Performance-Based Restricted Stock Unit Award Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith