Form 10-Q
period 2009-09-30
SXC Health Solutions Corp.
filed 2009-11-05
CIK 1363851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2009, there were 29,986,219 of the Registrant’s common shares, no par value, outstanding.

Part I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
SXC HEALTH SOLUTIONS CORP.
Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2009	2008
	(unaudited)

ASSETS

Current assets
Cash and cash equivalents	$319,522	$67,715
Restricted cash	12,433	12,498
Accounts receivable, net of allowance for doubtful accounts of $3,319 (2008 — $3,570)	90,083	80,531
Rebates receivable	20,577	29,586
Unbilled revenue	—	73
Prepaid expenses and other assets	4,718	4,382
Inventory	7,023	6,689
Income tax recoverable	—	1,459
Deferred income taxes	9,919	10,219

Total current assets	464,275	213,152

Property and equipment, net of accumulated depreciation of $25,388 (2008 — $19,449)	19,543	20,756
Goodwill	141,785	143,751
Other intangible assets, net of accumulated amortization of $21,585 (2008 — $14,099)	39,820	46,406
Deferred financing charges	1,154	1,481
Deferred income taxes	1,846	1,323
Other assets	1,293	1,474

Total assets	$669,716	$428,343

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$5,920	$8,302
Customer deposits	12,553	11,875
Salaries and wages payable	13,184	15,681
Accrued liabilities	27,709	32,039
Pharmacy benefit management rebates payable	43,830	36,326
Pharmacy benefit claim payments payable	51,808	51,406
Deferred revenue	8,430	7,978
Current portion of long-term debt	4,800	3,720

Total current liabilities	168,234	167,327

Long-term debt, less current installments	40,320	43,920
Deferred income taxes	13,032	15,060
Deferred lease inducements	2,867	3,217
Deferred rent	1,327	1,461
Other liabilities	2,929	3,195

Total liabilities	228,709	234,180

Commitments and contingencies (Note 12)

Shareholders’ equity
Common shares: no par value, unlimited shares authorized; 29,979,169 shares issued and outstanding at September 30, 2009 (2008 — 24,103,032 shares)	360,131	146,988
Additional paid-in capital	14,661	11,854
Retained earnings	66,619	35,751
Accumulated other comprehensive loss	(404)	(430)

Total shareholders’ equity	441,007	194,163

Total liabilities and shareholders’ equity	$669,716	$428,343

See accompanying notes to the consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)

Revenue:
PBM	$357,473	$297,178	$919,158	$502,038
HCIT:
Transaction processing	16,461	11,631	45,852	38,167
Maintenance	4,733	3,998	13,684	12,338
Professional services	3,187	3,836	10,630	10,693
System sales	1,675	1,458	5,994	6,937

Total revenue	383,529	318,101	995,318	570,173

Cost of revenue:
PBM	321,234	272,654	819,608	460,700
HCIT	14,615	10,561	41,634	31,267

Total cost of revenue	335,849	283,215	861,242	491,967

Gross profit	47,680	34,886	134,076	78,206

Expenses:
Product development costs	2,833	2,486	9,024	7,425
Selling, general and administrative	22,153	21,863	64,857	47,291
Depreciation of property and equipment	1,467	1,222	4,354	3,416
Amortization of intangible assets	2,238	3,449	7,478	6,277

	28,691	29,020	85,713	64,409

Operating income	18,989	5,866	48,363	13,797

Interest income	(101)	(508)	(572)	(2,209)
Interest expense	1,088	1,609	3,248	2,407

Net interest expense	987	1,101	2,676	198

Other income, net	(20)	(50)	(62)	(15)

Income before income taxes	18,022	4,815	45,749	13,614

Income tax expense (benefit):
Current	9,215	3,356	15,818	5,335
Deferred	(2,402)	(2,080)	(937)	(1,884)

	6,813	1,276	14,881	3,451

Net income	$11,209	$3,539	$30,868	$10,163

Earnings per share:
Basic	$0.45	$0.15	$1.25	$0.45
Diluted	$0.43	$0.15	$1.22	$0.44

Weighted average number of shares used in computing earnings per share:
Basic	25,111,763	23,891,438	24,651,293	22,616,694
Diluted	26,109,202	24,346,740	25,318,349	23,034,651
See accompanying notes to the consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)

Net income	$11,209	$3,539	$30,868	$10,163

Other comprehensive (loss) income, net of tax

Unrealized (loss) gain on cash flow hedges (net of income tax benefit of $31, and income tax expense of $7, for the three and nine months ended September 30, 2009, respectively)	(50)	—	26	—

Comprehensive income	$11,159	$3,539	$30,894	$10,163

See accompanying notes to the consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended
	September 30,
	2009	2008
	(unaudited)

Cash flows from operating activities:
Net income	$30,868	$10,163
Items not involving cash:
Stock-based compensation	2,477	3,006
Depreciation of property and equipment	5,981	4,715
Amortization of intangible assets	7,478	6,277
Deferred lease inducements and rent	(484)	(206)
Deferred income taxes	(937)	(1,884)
Tax benefit on option exercises	(3,447)	(799)
Gain on foreign exchange	(50)	(14)
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(9,444)	7,858
Rebates receivable	9,009	3,017
Restricted cash	65	(4,660)
Unbilled revenue	73	103
Prepaid expenses	(302)	915
Inventory	(318)	(171)
Income tax recoverable	5,205	1,618
Accounts payable	(2,382)	496
Accrued liabilities	(3,575)	(4,452)
Pharmacy benefit claim payments payable	402	1,049
Pharmacy benefit management rebates payable	7,504	(5,080)
Deferred revenue	409	(393)
Customer deposits	678	(1,070)
Other	383	111

Net cash provided by operating activities	49,593	20,599

Cash flows from investing activities:
Purchases of property and equipment	(6,611)	(5,970)
Lease inducements received	—	373
Acquisitions, net of cash acquired	(2,176)	(102,562)

Net cash used in investing activities	(8,787)	(108,159)

Cash flows from financing activities:
Issuance of long-term debt	—	48,000
Proceeds from public offering, net of issuance costs	204,107	—
Payment of financing costs	—	(1,792)
Repayment of long-term debt	(2,520)	(240)
Proceeds from exercise of options	5,917	1,440
Tax benefit on option exercises	3,447	799

Net cash provided by financing activities	210,951	48,207

Effect of foreign exchange on cash balances	50	14

Increase (decrease) in cash and cash equivalents	251,807	(39,339)

Cash and cash equivalents, beginning of period	67,715	90,929

Cash and cash equivalents, end of period	$319,522	$51,590

See accompanying notes to unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Common Shares		Additional	Retained	Accumulated Other
	Shares	Amount	Paid-in Capital	Earnings	Comprehensive Loss	Total

Balance at December 31, 2008	24,103,032	$146,988	$11,854	$35,751	$(430)	$194,163
Activity during the period (unaudited):
Net income	—	—	—	30,868	—	30,868
Exercise of stock options	687,045	8,549	(2,632)	—	—	5,917
Issuance of common shares	5,175,000	204,107	—	—	—	204,107
Issuance of common shares for acquisition	140	2	—	—	—	2
Vesting of restricted stock units	13,952	485	(485)	—	—	—
Tax benefit on options exercised	—	—	3,447	—	—	3,447
Stock-based compensation	—	—	2,477	—	—	2,477
Other comprehensive income, net of tax	—	—	—	—	26	26

Balance at September 30, 2009 (unaudited)	29,979,169	360,131	14,661	66,619	(404)	441,007

Balance at December 31, 2007	20,985,934	103,520	8,299	20,638	—	132,457
Activity during the period (unaudited):
Net income	—	—	—	10,163	—	10,163
Issuance of shares under ESPP	2,386	33	—	—	—	33
Issuance of shares for acquisition	2,785,636	40,921	—	—	—	40,921
Costs to issue shares for acquisition	—	(362)	—	—	—	(362)
Exercise of stock options	269,426	2,095	(655)	—	—	1,440
Tax benefit on options exercised	—	—	799	—	—	799
Stock-based compensation	—	—	3,006	—	—	3,006

Balance at September 30, 2008 (unaudited)	24,043,382	$146,207	$11,449	$30,801	$—	$188,457

See accompanying notes to the consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	Description of Business

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

Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or excluded. As a result, these unaudited interim consolidated financial statements do not contain all the disclosures required to be included in the annual consolidated financial statements and should be read in conjunction with the most recent audited annual consolidated financial statements and notes thereto for the year ended December 31, 2008.

These unaudited interim consolidated financial statements are prepared following accounting policies consistent with the Company’s audited annual consolidated financial statements for the year ended December 31, 2008.

The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three- and nine-month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

(c)	Subsequent Events:

As of the issuance date of the Company’s financial statements, no subsequent events have occurred that would require disclosure in accordance with Financial Accounting Standards Board’s (“FASB”) guidance.

(d)	Accounting Standards Codification

Effective with the quarter ended September 30, 2009, the Company adopted the FASB’s Accounting Standards Codification (“the Codification”), which is now the exclusive authoritative reference for nongovernmental U.S. GAAP. Where applicable, titles and references to accounting standards have been updated to reflect the Codification.

3.	Recent Accounting Pronouncements
Derivative Instruments and Hedging Activities Disclosures

In March 2008, the FASB issued an amendment to derivative instruments and hedging activities guidance. The amended accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The amended accounting guidance was effective for the Company’s fiscal year beginning January 1, 2009, and its adoption did not have a material impact to the Company.

Business Combinations

New accounting guidance for business combinations was issued by the FASB in December 2007. The new accounting guidance applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses. The new guidance establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the assets, liabilities, noncontrolling interest and goodwill related to a business combination. It also establishes what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This new accounting guidance applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued updated accounting guidance for non-controlling interests in consolidated financial statements. The updated accounting guidance establishes accounting and reporting standards for entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. A noncontrolling interest (previously referred to as a minority interest) is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The updated accounting guidance was effective for the Company’s fiscal year beginning January 1, 2009, and has been applied prospectively to all noncontrolling interests, including those that arose before the effective date. Its adoption did not have a material impact to the Company.

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued an amendment to revenue recognition guidance for transactions with multiple deliverables. The updated accounting guidance changes the criteria necessary for a delivered item to be considered a separate element. The new accounting guidance eliminates the requirement of using objective and reliable evidence of fair value in determining the amount of revenue to recognize. In place of having objective and reliable evidence of fair value for delivered and undelivered elements, a company may use its best estimate of selling price to determine the amount of revenue to recognize. The new guidance is effective for the Company’s fiscal year beginning January 1, 2011, with early adoption permitted. The Company is currently evaluating the impact the new guidance will have on its financial results.

Revenue Arrangements that Include Software Elements

The FASB issued new revenue recognition guidance in October 2009 for transactions of tangible products that have software components. The new accounting guidance removes the non-software components and software elements of the tangible product from the scope of software revenue recognition accounting guidance. The new accounting guidance is effective for the Company’s fiscal year beginning January 1, 2011, with early adoption permitted. The Company is currently evaluating the impact the new guidance will have on its financial results.

4.	Business Combinations

NMHC Acquisition

Effective April 30, 2008, the Company completed the acquisition of NMHC, a pharmacy benefit management company, in an exchange offer of (i) 0.217 of a Company common share and (ii) $7.70 in cash for each outstanding NMHC common share. Total deal consideration approximated $143.8 million, which included the issuance of 2,786,100 Company common shares. The value of the common shares issued was based on the average market price of the Company’s common shares from a few days before to a few days after the agreement was finalized and announced. To fund the transaction, the Company entered into a six-year $48.0 million term loan agreement. The Company also signed a $10.0 million senior secured revolving credit agreement. NMHC results of operations are included in the consolidated financial statements from the date of acquisition.

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

The purchase price of the acquired operations was comprised of the following (in thousands):

Cash payment to NMHC shareholders	$98,711
Value assigned to shares issued	40,928
Direct costs of the acquisition	4,114

Total purchase price	$143,753

Direct Costs of the Acquisition Direct costs of the acquisition include investment banking fees, legal and accounting fees and other external costs directly related to the acquisition.

Purchase Price Allocation

The acquisition was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired and liabilities assumed was recorded as goodwill. Goodwill is non-amortizing for financial statement purposes and is not tax deductible. The changes in goodwill from December 31, 2008 to September 30, 2009 are primarily due to deferred tax adjustments, changes in the estimated fair value of acquired fixed assets and revisions to the estimated fair values of assumed liabilities related to the NMHC acquisition. During the three months ended September 30, 2009, the Company recorded an adjustment to goodwill and deferred tax liabilities. The adjustment decreased goodwill and decreased deferred tax liabilities (non-current) by approximately $2.1 million. The purchase price allocation is considered final as of June 30, 2009.

The following summarizes the estimates of the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Current assets	$115,864
Property and equipment	3,495
Goodwill	122,120
Intangible assets	44,420
Other assets	1,258

Total assets acquired	287,157
Current liabilities	132,618
Deferred income taxes	10,490
Other liabilities	296

Total liabilities assumed	143,404

Net assets acquired	$143,753

During the three and nine months ended September 30, 2009, the Company recognized $1.7 million and $5.9 million of amortization expense from intangible assets acquired, respectively. Amortization for the remainder of 2009 is expected to be $1.7 million. Amortization for 2010 and 2011 is expected to be $6.0 million and $5.3 million, respectively. The estimated fair values and useful lives of intangible assets acquired are as follows (in thousands):

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

Unaudited pro forma results of operations are as follows (in thousands, except per share data):

Nine months
ended
September 30,
2008
Sales	$951,842
Gross profit	$103,493
Income	$6,157
Income per share:
Basic	$0.26
Diluted	$0.25
Weighted average shares outstanding
Basic	23,828,989
Diluted	24,246,946

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

5.	Cash and Cash Equivalents
The components of cash and cash equivalents are as follows (in thousands):

	September 30,	December 31,
	2009	2008
	(unaudited)

Cash on deposit	$146,254	$46,532
Payments in transit	(79,476)	(55,559)
U.S. money market funds	252,711	76,713
Canadian dollar deposits (September 30, 2009 — Cdn. $35 at 1.0691;	33	29

December 31, 2008 — Cdn. $35 at 1.2168)	$319,522	$67,715

The Company determined the carrying amount reported in the consolidated balance sheets as cash and cash equivalents approximates fair value because of the short maturities of these instruments and are considered Level 1 investments in the fair value hierarchy.

6.	Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or more frequently if impairment indicators arise. The Company allocates goodwill to both the PBM and HCIT segments. There were no impairments of goodwill or indefinite-lived intangible assets during the nine months ended September 30, 2009 and 2008.

During the second quarter of 2009, the Company recorded an additional $0.9 million in identifiable intangible assets related to the acquisition of a small pharmacy system vendor as described in Note 4. The identifiable intangible assets were allocated to the Company’s HCIT segment.

Definite-lived intangible assets are amortized over the useful lives of the related assets. The components of intangible assets were as follows (in thousands):

	September 30, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Customer relationships	$53,760	$16,090	$37,670	$53,100	$10,043	$43,057
Acquired software	3,765	2,748	1,017	3,565	1,903	1,662
Trademarks/Trade names	1,370	1,170	200	1,360	1,122	238
Non-compete agreements	1,510	1,483	27	1,480	987	493
Licenses	1,000	94	906	1,000	44	956

Total	$61,405	$21,585	$39,820	$60,505	$14,099	$46,406

Amortization associated with intangible assets at September 30, 2009 is estimated to be $2.2 million for the remainder of 2009, $7.9 million in 2010, $7.1 million in 2011, $6.5 million in 2012, $5.7 million in 2013, $5.2 million in 2014 and $5.2 million for years after 2014.

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

The interest rates applicable to the loans under the Credit Facilities are based on a fluctuating rate measured by reference to either, at US Corp.’s option, (i) a base rate, plus an applicable margin, subject to adjustment, or (ii) an adjusted London interbank offered rate (adjusted for the maximum reserves)(“LIBOR”), plus an applicable margin. The initial rate for all borrowings is prime plus 2.25% with respect to base rate borrowings or LIBOR plus 3.25%. During an event of default, default interest is payable at a rate that is 2% higher than the rate otherwise applicable. The interest rate on the loan at September 30, 2009 was 3.53%. In addition to paying interest on outstanding principal under the Credit Facilities, US Corp. is required to pay an unused commitment fee to the lenders in respect of any unutilized commitments under the Revolving Credit Facility at a rate of 0.50% per annum. US Corp. is also required to pay customary letter of credit fees. In addition, pursuant to the terms of its credit agreement, the Company entered into interest rate contracts for 50% of the borrowed amount, or $24 million, to provide protection against fluctuations in interest rates for a three-year period from the date of issue. See Note 13 for more information.

The Credit Facilities require US Corp. to prepay outstanding loans, subject to certain exceptions, with:
•	50% of the net proceeds arising from the issuance or sale by the Company of its own common shares;

•	100% of the net proceeds of an incurrence of debt, other than proceeds from the debt permitted under the Credit Facilities; and

•	100% of the net proceeds of certain asset sales and casualty events, subject to a right to reinvest the proceeds.
The foregoing mandatory prepayments will be applied first to the Term Loan Facility and second to the Revolving Credit Facility.

In September 2009, the Company raised net proceeds of $204.1 million from a public offering of the Company’s common shares as described in Note 8. US Corp. obtained a consent from its creditors which waived the need to use part of the proceeds to prepay the outstanding loans under the Credit Facilities. The consent applies only to this public offering of the Company’s common shares and does not amend the Credit Facilities for future issuances or other events that would require a prepayment of outstanding loans under the Credit Facilities as noted above.

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

The Credit Agreement also contains certain restrictive covenants including financial covenants that require the Company to maintain (i) a maximum consolidated leverage ratio, (ii) a minimum consolidated fixed charge coverage ratio and (iii) a maximum capital expenditure level. As of September 30, 2009, the Company is in compliance with its covenants.

In connection with the Term Loan Facility, the Company incurred approximately $1.8 million in financing costs. The financing costs are presented on the consolidated balance sheet as deferred financing charges and are being amortized into interest expense over the life of the loan using the effective-interest method.
The fair value of the Company’s debt at September 30, 2009 is $45.1 million, which approximates its carrying value. The carrying value of the Company’s debt approximates the fair value of the Company’s debt because the interest rates applicable to the debt are market-based, and the Company believes such debt could be refinanced on materially similar terms.
Interest expense relates to the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Long-term debt	$468	$782	$1,463	$1,372
Finacing charges	106	118	328	197
Other	514	709	1,457	838

Total	$1,088	$1,609	$3,248	$2,407

8.	Shareholders’ equity
(a)	Public offering:

On September 23, 2009, the Company completed a public offering of 5,175,000 of its common shares. The shares were offered to the public at a price of $41.50 per share. The net proceeds to the Company from the offering totalled $204.1 million, net of $10.7 million for underwriting discounts and commissions, and other offering costs.

(b)	Stock incentive plans:

The Company maintains a stock option plan (the “Option Plan”), as amended, under which there were outstanding 1,581,956 stock options as of September 30, 2009. Effective on March 11, 2009, the Board of Directors of the Company adopted the SXC Health Solutions Corp. Long-Term Incentive Plan (the “LTIP”), which was approved by the shareholders of the Company at the Annual and Special Meeting of Shareholders on May 13, 2009. The LTIP provides for the grant of stock option awards, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other stock-based awards to eligible persons, including executive officers and directors of the Company. The purpose of the LTIP is to advance the interests of the Company by attracting and retaining high caliber employees and other key individuals who perform services for the Company, a subsidiary or an affiliate; align the interests of the Company’s shareholders and recipients of awards under the LTIP by increasing the proprietary interest of such recipients in the Company’s growth and success; and motivate award recipients to act in the best long-term interest of the Company and its shareholders. The LTIP replaced the Option Plan, and no further grants or awards will be issued under the Option Plan. The LTIP provides for a maximum of 1,070,000 common shares of the Company to be issued in addition to the common shares that remained available for issuance under the Option Plan.

(c)	Employee Stock Purchase Plan:

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

During the first quarter of 2009, the ESPP was amended so that the common shares available for purchase under the ESPP are drawn from reacquired common shares purchased on behalf of the Company in the open market. During the nine months ended September 30, 2009 and 2008, there were 6,198 and 2,386 shares issued under the ESPP, respectively.

The ESPP is not considered compensatory as its purchase discount is not greater than 5%, the plan is available to substantially all employees, and the plan does not incorporate option features. Accordingly, no portion of the cost related to ESPP purchases is included in the Company’s stock-based compensation expense.

(d)	Outstanding shares and stock options:

At September 30, 2009, the Company had outstanding common shares of 29,979,169 and stock options outstanding of 1,581,956. At December 31, 2008, the Company had outstanding common shares of 24,103,032 and stock options outstanding of 2,093,194. As of September 30, 2009, stock options outstanding consisted of 524,587 options at a weighted-average exercise price of Canadian $12.04 and 1,057,369 options at a weighted-average exercise price of U.S. $18.87.

(e)	Restricted stock units:

The Company assumed 170,500 restricted stock units (“RSUs”) of NMHC after the NMHC acquisition, which converted into 126,749 RSUs of the Company. In September 2008, the Company issued an additional 51,000 RSUs with a grant date fair value of $15.90 per share to certain new employees who were previous employees of NMHC.

During the nine months ended September 30, 2009, the Company granted a total of 168,205 RSUs to its employees and non-employee directors with a grant date fair value of $25.54 per share.

Substantially all RSUs vest on a straight-line basis over a range of three to four years. Certain additional RSUs granted to senior management cliff vest based upon reaching agreed upon three-year performance conditions.

At September 30, 2009, there were 256,133 RSUs outstanding.
9.	Stock-based compensation

During the three and nine month periods ended September 30, 2009, the Company recorded stock-based compensation expense of $1.1 million and $2.5 million, respectively. During the three and nine month periods ended September 30, 2008, the Company recorded stock-based compensation expense of $0.9 million and $3.0 million, respectively. The Black-Scholes option-pricing model was used to estimate the fair value of the stock options at the grant date based on the following assumptions:

	Nine months ended September 30,
	2009	2008

Total stock options granted	191,607	474,950
Volatility	47.1 — 48.0%	49.6 — 52.4%
Risk-free interest rate	1.96 — 2.75%	1.67 — 3.27%
Expected life	4.5 years	2.5 — 4.5 years
Dividend yield	—	—
Weighted-average grant date fair value:	$10.89	$5.69
There were no Canadian dollar stock options granted during the nine months ended September 30, 2009 and 2008.
10.	Segment information
The Company operates in two geographic areas as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Revenue	2009	2008	2009	2008

United States	$382,754	$317,122	$993,486	$566,772
Canada	775	979	1,832	3,401

Total	$383,529	$318,101	$995,318	$570,173

Net assets	September 30, 2009	December 31, 2008

United States	$427,113	$182,105
Canada	13,894	12,058

Total	$441,007	$194,163

With the acquisition of NMHC during the second quarter of 2008, the Company changed its internal organization structure and now reports two operating segments: PBM and HCIT. The Company evaluates segment performance based upon revenue and gross profit. Results for periods reported prior to the three months ended September 30, 2008 were reported in one operating segment, HCIT. Prior period results have not been restated because to do so would be impracticable. Financial information by segment is presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

PBM:
Revenues	$357,473	$297,178	$919,158	$502,038
Gross profit	$36,239	$24,524	$99,550	$41,338
Total assets at September 30	$420,677	$291,544

HCIT:
Revenues	$26,056	$20,923	$76,161	$68,135
Gross profit	$11,441	$10,362	$34,526	$36,868
Total assets at September 30	$249,039	$121,460

Consolidated:
Revenues	$383,529	$318,101	$995,319	$570,173
Gross profit	$47,680	$34,886	$134,076	$78,206
Total assets at September 30	$669,716	$413,004

For the three-month period ended September 30, 2009, one customer accounted for 11.8% and another for 11.2% of total revenues. For the three-month period ended September 30, 2008, one customer accounted for 12.1% and another for 11.4% of consolidated revenue, respectively.

For the nine-month period ended September 30, 2009, one customer accounted for 13.6% and another for 12.6% of total revenue, respectively. For the nine-month period ended September 30, 2008, one customer accounted for 10.5% and another for 11.2% of consolidated revenue, respectively.

At September 30, 2009 and December 31, 2008, no one customer accounted for 10% or more of the outstanding accounts receivable balance.
11.	Income Taxes

The Company recognizes income taxes based on the amount of taxes payable for the current year plus deferred tax liability and asset impacts driven by future tax consequences. The Company’s tax recognition includes both tax benefits utilized by the Company as a result of historical net operating losses (“NOLs”) and tax-related timing differences. In assessing the realizability of deferred tax assets (“DTAs”), management considers whether it is more likely than not that some portion or all of the DTAs will be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible, in addition to management’s tax planning strategies. In consideration of net losses incurred, the Company has provided a valuation allowance to reduce the net carrying value of DTAs. The amount of this valuation allowance is subject to adjustment by the Company in future periods based upon its assessment of evidence supporting the degree of probability that DTAs will be realized.

The Company’s effective tax rate for the three months ended September 30, 2009 and 2008 was 37.8% and 26.5%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2009 and 2008 was 32.5% and 25.3%, respectively.

Uncertain Tax Positions

U.S. GAAP accounting guidance for uncertain tax positions prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of September 30, 2009 and at December 31, 2008, the Company had a long-term accrued liability of $0.3 million related to various federal and state income tax matters on the consolidated balance sheet, the recognition of which would impact the Company’s effective tax rate.

Changes in the balance of the liability for tax uncertainties are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Beginning balance	$321	$270	$297	$202
Effect of change in accounting position for income tax uncertainties	(66)	2	(63)	44
Increase in interest related to tax positions taken in prior years	10	14	31	40

Balance at September 30	$265	$286	$265	$286

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company does not expect the liability to change significantly in the next twelve months.

The Company and its subsidiaries file income tax returns in Canadian and U.S. federal jurisdictions, and various provincial, state and local jurisdictions. With a few exceptions, the Company is no longer subject to tax examinations by tax authorities for years prior to 2005.

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

As of September 30, 2009, the interest rate swap derivative instrument is “out of the money” and the Company is not currently exposed to any credit risk for amounts classified on the consolidated balance sheet should the counterparty in the agreement fail to meet its obligations under the agreement. To manage credit risks, the Company selects counterparties based on credit assessments, limits overall exposure to any single counterparty and monitors the market position with each counterparty. At September 30, 2009, the Company concluded that it was probable that the counterparty would be able to comply with the contractual terms of the agreements and that the forecasted transactions are probable of occurring.

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

Cash flow hedge accounting may be elected only for highly effective hedges, based upon an assessment, performed at least quarterly, of the historical and prospective future correlation of changes in the fair value of the derivative instrument to changes in the expected future cash flows of the hedged item. To the extent cash flow hedge accounting is applied, the effective portion of any changes in the fair value of the derivative instruments is initially reported as a component of accumulated other comprehensive income or loss (“AOCI”). Ineffectiveness, if any, is immediately recognized in the statement of operations. The amount in AOCI is reclassified to earnings when the forecasted transaction occurs, even if the derivative instrument is sold, extinguished or terminated prior to the transaction occurring, if it is still probable that the forecasted transaction will occur. If the forecasted transaction is no longer probable of occurring, the amount in AOCI is immediately reclassified to earnings.

There was no hedge ineffectiveness subsequent to the implementation of cash flow hedge accounting related to the interest rate swap. Derivatives and hedge accounting guidance requires that all derivative instruments are recorded on the balance sheet at their respective fair values.

Changes in the fair value of the interest rate swaps designated as hedges of the variability in cash flows associated with floating-rate, long-term debt obligations, subsequent to the implementation of cash flow hedge accounting, are reported in AOCI. These amounts are subsequently reclassified into interest expense in the same period in which the related interest on the floating-rate debt obligations affects earnings. The amount recorded in AOCI at September 30, 2009 was $0.4 million net of income taxes.

As of September 30, 2009, approximately $0.6 million of losses in AOCI related to the interest rate swap are expected to be reclassified into interest expense as a yield adjustment of the hedged debt obligation within the next 12 months.

Effective January 1, 2008, accounting guidance for fair value measurements was issued. The accounting guidance defines a three-level hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, with level 1 considered the most reliable. For assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet, the table below categorizes fair value measurements across the three levels as of September 30, 2009 (in thousands):

	Quoted Prices in	Significant	Significant
	Active Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Interest Rate Cap Derivative	$—	$11	$—	$11

Liabilities:
Interest Rate Swap Derivative	$—	$910	$—	$910

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

The Company has classified derivative assets as other noncurrent assets and derivative liabilities as other noncurrent liabilities on the consolidated balance sheet. The interest rate contract derivatives fair values are derived from calculations using observable interest rate inputs from a financial institution. The fair values of the derivatives are noted in the tables above. The notional amounts of the interest rate contracts are noted previously in this footnote. The interest rate cap derivative fair value is recorded in other assets long term. The fair value of the interest rate swap agreement is recorded in other liabilities long term.

The following table below categorizes the fair value changes in the derivative agreements during the three and nine months ended September 30, 2009 (in thousands):

	Amount of Gain (Loss)			Amount of Gain (Loss)		Location of Gain (Loss)	Amount of Gain (Loss)
	Recognized in OCI		Location of Gain	Reclassified from AOCI		Recognized in Income	Recognized in Income on Derivative
	on Derivative		(Loss)	into Income		on Derivative	(Ineffective portion excluded
	(effective portion)		Reclassified from	(effective portion)		(Ineffective portion	from effectiveness testing)
	For the Three	For the Nine	AOCI into Income	For the Three	For the Nine	excluded from	For the Three	For the Nine
	Months Ended	Months Ended	(effective portion)	Months Ended	Months Ended	effectiveness testing)	Months Ended	Months Ended
Interest Rate Contracts	82	(31)	Interest Expense	(133)	(342)	Interest Expense	(3)	(4)

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
Caution Concerning Forward-Looking Statements
Certain information in this MD&A, in various filings with regulators, in reports to shareholders and in other communications contains forward-looking statements within the meaning of certain securities laws and is subject to important risks, uncertainties and assumptions. These forward-looking statements include, among others, statements with respect to the Company’s industry, objectives, competitive strengths and strategies, future financial performance and market opportunities. These statements are often, but not always, made through the use of words or phrases such as “expects,” “anticipates,” “believes,” “estimates,” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could.” There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to adequately address: the risks associated with further market acceptance of the Company’s products and services; its ability to manage its growth effectively; its reliance on, and ability to retain, key customers and key personnel; industry conditions such as consolidation of customers, competitors and acquisition targets; the Company’s ability to acquire a company, manage integration and potential dilution; the impact of technology changes on its products and service offerings, including impacts on the intellectual property rights of others; the impact of regulation and legislation changes in the healthcare industry; and the sufficiency and fluctuations of its liquidity and capital needs.
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

HCIT Business
The Company is also a leading provider of HCIT solutions and services to providers, payers and other participants in the pharmaceutical supply chain in North America. The Company’s product offerings include a wide range of software products for managing prescription drug programs and for drug prescribing and dispensing. The Company’s solutions are available on a license basis with on-going maintenance and support or on a transaction fee basis using an Application Service Provider (“ASP”) model. The Company’s payer customers include managed care organizations, Blue Cross Blue Shield organizations, government agencies, employers and intermediaries such as Pharmacy Benefit Managers. The solutions offered by the Company’s services assist both payers and providers in managing the complexity and reducing the cost of their prescription drug programs and dispensing activities.
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
Flexible, Customized and Independent Services: The Company believes a key differentiator between itself and its competitors is not only the Company’s ability to provide innovative PBM services, but also to deliver these services on an à la carte basis with transparent pricing. The informedRx suite offers the flexibility of broad product choice along the entire PBM continuum, enabling enhanced customer control, solutions tailored to the Company’s customers’ specific requirements, and transparent pricing. The market for the Company’s products is divided between large customers that have the sophisticated technology infrastructure and staff required to operate a 24-hour data center and other customers that are not able or willing to operate these sophisticated systems.
Leading technology and platform: The Company’s technology is robust, scaleable and web-enabled. The Company’s payer offerings efficiently supported over 440 million transactions in 2008. The platform is able to instantly cross-check multiple processes, such as reviewing claim eligibility, adverse drug reaction and properly calculating member, pharmacy and payer payments. The Company’s technology is built on flexible, database-driven rule sets and broad functionality applicable for most any book of business. The Company believes it has one of the most comprehensive claims processing platforms in the market.
Measurable cost savings for our customers: The Company provides our customers with increased control over prescription drug costs and drug benefit programs. The Company’s transparent pricing model and flexible product offerings are designed to deliver measurable cost savings to the Company’s customers. The Company believes transparent pricing is a key differentiator from its competitors for the Company’s customers who want to gain control of their prescription drug costs. For example, the Company’s pharmacy network contracts and manufacturer rebate agreements are made available by the Company to each customer. For customers who select the Company’s pharmacy network and manufacturer rebate services on a fixed fee per transaction basis, there is clarity to the rebates and other fees payable by the manufacturer to the client. The Company believes that the Company’s transparent model together with the flexibility to select from the Company’s broad range of à la carte services helps our customers realize measurable cost savings.
Selected financial highlights for the three and nine months ended September 30, 2009 compared to the same periods in 2008
NMHC Acquisition
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
Selected financial highlights for the three months ended September 30, 2009 and 2008 are noted below:
•
Total revenue in 2009 was $383.5 million as compared to $318.1 million in 2008. The increase is largely attributable to an increase in PBM revenue of $60.3 million compared to 2008. PBM revenues increased primarily due to additional services and changes in services provided to several HCIT customers. These additional services vary by customer, but include the use of the Company’s national pharmacy network, pharmaceutical rebate agreements, eligibility and clinical services. The addition of these services and the additional risks and rewards of these contracts have caused the new or revised arrangements to be accounted for under gross revenue reporting whereas previously, they were accounted for on a net basis.

•
The Company reported net income of $11.2 million, or $0.43 per share (fully-diluted), for the three months ended September 30, 2009, compared to $3.5 million, or $0.15 per share (fully-diluted), for the same period in 2008. The increase is driven by higher gross profit caused by an increase in revenues, as well as control over SG&A costs. These increases are partially offset by increases in cost of revenues, interest expense and income taxes.

Selected financial highlights for the nine months ended September 30, 2009 and 2008 are noted below:
•
Total revenue in 2009 was $995.3 million as compared to $570.2 million in 2008. The increase is largely attributable to the acquisition of NMHC and the inclusion of a full nine months of revenue from the Company’s new PBM segment for the nine months ended September 30, 2009 as compared to only five months for the same period last year.

•
The Company reported net income of $30.9 million, or $1.22 per share (fully-diluted), for the nine months ended September 30, 2009 compared to $10.2 million, or $0.44 per share (fully-diluted), for the same period in 2008. Net income is higher for the nine months ended September 30, 2009 as compared to the same period in 2008 due to higher gross profit as a result of having a full nine months of the PBM segment activity in 2009 versus five months in 2008, as well as additional gross margin generated from new customers added during 2009. The higher gross profit is offset by higher operating expenses in 2009, mostly due to a full nine months of the PBM segment costs compared to five months in 2008, plus higher interest expense and income taxes in 2009.

Results of Operations
Three months ended September 30, 2009 as compared to the three months ended September 30, 2008

	Three months ended September 30,
In thousands, except per share data	2009	2008
Revenue	$383,529	$318,101
Gross profit	47,680	34,886
Product development costs	2,833	2,486
SG&A	22,153	21,863
Depreciation of property and equipment	1,467	1,222
Amortization of intangible assets	2,238	3,449
Interest expense, net	987	1,101
Other income, net	(20)	(50)

Income before income taxes	18,022	4,815
Income tax expense	6,813	1,276

Net income	$11,209	$3,539

Diluted earnings per share	$0.43	$0.15
Revenue
Revenue increased $65.3 million to $383.5 million during 2009, primarily due to changes in services provided to several HCIT customers, as well as from new customers added during the quarter. During the three months ended September 30, 2009, the terms of services for several HCIT customers were changed to include, or add more, PBM services. The change in service terms and new contracts moved these customers from the HCIT segment to the PBM segment. Additionally, the change in services and contract terms also caused the revenue recognition for these customers to move from net recognition to gross recognition as the Company is now acting as a principal versus an agent. Overall, these changes are a result of synergies realized from the NMHC acquisition which has allowed the Company to offer a broader array of products and services to the Company’s customers. The Company will continue to leverage these synergies to provide incremental revenue opportunities.
Cost of Revenue
Cost of revenue increased $52.6 million to $335.8 million for the three months ended September 30, 2009, primarily due to increased transaction volumes in 2009. The increase consists primarily of PBM cost of revenue of $48.6 million. Cost of revenue in the PBM segment relates to the actual cost of the prescription drugs sold. Costs of revenue have increased in line with the increase in PBM revenues which are driven by prescription drugs sold.
Gross Profit
Gross profit increased $12.8 million to $47.7 million during 2009, primarily due to increased PBM revenues, coupled with purchasing efficiencies realized in the cost of prescription drugs due to the increased size of the organization as a result of the NMHC acquisition.
Product Development Costs
Product development costs for the three months ended September 30, 2009 were $2.8 million compared to $2.5 million for the three months ended September 30, 2008. Product development continues to be a key focus of the Company as it continues to pursue enhancements of existing products, as well as the development of new offerings, to support its market expansion.
SG&A Costs
SG&A costs for the three months ended September 30, 2009 were $22.2 million compared to $21.9 million for the three months ended September 30, 2008. SG&A costs consist primarily of employee costs in addition to professional services costs, facilities and costs not related to cost of revenue. These costs have stayed relatively flat versus the prior year due to the Company’s focus on controlling its cost structure.
SG&A costs include stock-based compensation cost of $0.8 million and $0.7 million for the three months ended September 30, 2009 and 2008, respectively. The increase is primarily attributable to new grants during the second quarter of 2009.
Depreciation
Depreciation expense relates to property and equipment for all areas of the Company except for those depreciable assets directly related to the generation of revenue, which is included in the cost of revenue in the consolidated statements of operations. Depreciation expense was $1.5 million and $1.2 million for the three months ended September 30, 2009 and 2008, respectively. The expense increase is mostly driven by new asset purchases in 2009.
Amortization
Amortization expense for the three months ended September 30, 2009 and 2008 was $2.2 million and $3.4 million, respectively. Amortization expense has decreased due to the amortization methodology for the intangible assets attained from the NMHC acquisition. These intangible assets are amortized in line with their estimated future economic benefits, which for certain assets is greater at the beginning of their life versus the end. Accordingly, over time periodic amortization will decrease. Amortization expense on all the Company’s intangible assets is expected to be approximately $2.2 million for the remainder of 2009. Refer to Note 6 Goodwill and Other Intangible Assets in the Notes to the Unaudited Consolidated Financial Statements for more information on amortization expected in future years.

Interest Income and Expense
Interest income decreased $0.4 million for the three months ended September 30, 2009 as compared to the same period in 2008, due primarily to lower interest rates. Interest expense decreased to $1.1 million for the three months ended September 30, 2009 from $1.6 million in the same period in 2008 primarily due to lower interest rates in 2009 compared to 2008, and a higher loss on the interest rate swap derivative in the three months ended September 30, 2008 compared to the same period in 2009.
Income Taxes
The Company recognized income tax expense of $6.8 million for the three months ended September 30, 2009, representing an effective tax rate of 37.8%, compared to a $1.3 million income tax expense, representing an effective tax rate of 26.5%, for the same period in 2008. The effective tax rate increased during the three months ended September 30, 2009 compared to the same period in 2008, primarily due to the diminishing impact of the income tax benefit produced from the financing structure used to fund the NMHC acquisition, and the difference in the proportion of overall income among jurisdictions.
Net Income
The Company reported net income of $11.2 million for the three months ended September 30, 2009, or $0.43 per share (fully-diluted), compared to $3.5 million, or $0.15 per share (fully-diluted), for the three months ended September 30, 2008.
Segment Analysis
Effective with the acquisition of NMHC, the Company evaluates segment performance based on revenue and gross profit. Results for periods reported prior to the three months ended June 30, 2008 were reported in one operating segment, HCIT. Prior period results have not been restated because to do so would be impracticable. A reconciliation of the Company’s business segments to the consolidated financial statements for the three months ended September 30, 2009 and 2008 is as follows (in thousands):

	PBM		HCIT		Consolidated
	2009	2008	2009	2008	2009	2008
Revenue	$357,473	$297,178	$26,056	$20,923	$383,529	$318,101
Gross profit	$36,239	$24,524	$11,441	$10,362	$47,680	$34,886
Gross profit %	10.1%	8.3%	43.9%	49.5%	12.4%	11.0%
PBM
Revenue was $357.5 million for the three months ended September 30, 2009, an increase of $60.3 million compared to the same period in 2008. The increase is driven by new revenues from several customers that were previously HCIT customers. During the three months ended September 30, 2009, the terms of services for several HCIT customers were changed to include, or add more, PBM services. The change in service terms moved these customers from the HCIT segment to the PBM segment. Additionally, the change in services and contract terms also caused the revenue recognition for these customers to move from net recognition to gross recognition as the Company is now acting as a principal versus an agent.
For the three months ended September 30, 2009 and 2008, there were $3.4 million and $3.9 million of co-payments, respectively, included in revenue related to prescriptions filled at the Company’s Mail and Specialty Service pharmacies. Co-payments retained by retail pharmacies on prescriptions filled for participants are not included in revenue for the respective periods. Under customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants and as such, the Company does not assume liability for participant co-payments in retail pharmacy transactions. Therefore, the Company does not include participant co-payments to retail pharmacies in revenue or cost of revenue.
Cost of revenue was $321.2 million for the three months ended September 30, 2009 compared to $272.7 million for the same period in 2008. Cost of revenue has increased in line with the increase in PBM revenues, and is predominantly comprised of the cost of prescription drugs. As a percentage of revenue, cost of revenue was 89.9% and 91.7% for the three months ended September 30, 2009 and 2008, respectively. The decrease in the cost of revenue as a percentage of revenue is due to the improved purchasing efficiencies for prescription drugs realized as a result of the increased size of the organization as a result of the NMHC acquisition and the increased use of lower cost generic drugs. Generic drug usage continues to be a focus of the industry, and the Company, to help drive down health care costs. The Company will continue to seek opportunities for increased generic prescription drug usage to help reduce overall prescription drug costs to the Company and its customers.
Gross profit was $36.2 million for the three months ended September 30, 2009 compared to $24.5 million for the same period in 2008. Gross profit increased due to higher revenues, plus lower costs of revenue as a percentage of revenues. Gross profit margin was 10.1% and 8.3% for the three months ended September 30, 2009 and 2008, respectively.

HCIT
HCIT revenue is comprised of the following components for the three months ended September 30, 2009 and 2008 (in thousands):

	2009	2008
Recurring
Transaction processing	$16,461	$11,631
Maintenance	4,733	3,998

Total recurring	21,194	15,629

Non-Recurring
Professional services	3,187	3,836
System sales	1,675	1,458

Total non-recurring	4,862	5,294

Total revenue	$26,056	$20,923

Total HCIT revenue increased $5.1 million for the three months ended September 30, 2009 as compared to the same period in 2008. On a percentage basis, recurring revenue accounted for 81.3% and 74.7% of total HCIT revenue for the three months ended September 30, 2009 and 2008, respectively. Recurring revenue consists of transaction processing and maintenance revenue.
Recurring Revenue: Recurring revenue increased 35.6% to $21.2 million for the three months ended September 30, 2009 from $15.6 million for the same period in 2008. Recurring revenue is subject to fluctuations caused by the following: the number and timing of new customers, fluctuations in transaction volumes, and the number of contract terminations and renewals.
Transaction processing revenue, which consists of claims processing, increased $4.8 million, or 41.6%, to $16.5 million for the three months ended September 30, 2009 compared to $11.6 million for the same period in 2008, due primarily to the launch of new contracts during 2008 and 2009 as well as increased volumes on existing customers. The increase in revenue was offset by a decrease in transaction processing revenue generated from HCIT customers who moved to the PBM segment in the third quarter of 2009. As discussed previously, these customers moved to the PBM segment due to additional services and changes in the nature of the services provided. The changes in our contractual relationships with these customers also caused revenues to be recognized gross rather than net, as the Company now acts as a principal versus an agent in those transactions.
Maintenance revenue, which consists of maintenance contracts on system sales, increased $0.7 million to $4.7 million for the three months ended September 30, 2009 compared to $4.0 million for the same period in 2008, due primarily to the launch of new customer contracts during 2008 and 2009.
Non-Recurring Revenue: Non-recurring revenue decreased to $4.9 million, or 18.7% of total HCIT revenue, for the three months ended September 30, 2009 from $5.3 million, or 25.3% of total HCIT revenue, for the same period in 2008. Non-recurring revenues fell as a percentage of HCIT revenues mostly due to the increase in transaction processing revenues.
Professional services revenue decreased $0.7 million, or 17.0%, to $3.2 million for the three months ended September 30, 2009 compared to $3.8 million for the same period in 2008. Professional services revenue is derived from providing support projects for both system sales and transaction processing clients, on an as-needed basis. This revenue is dependent on customers continuing to require the Company to assist them on both a fixed bid and time and materials basis.
System sales are derived from license upgrades and additional applications for existing and new clients, as well as software and hardware sales to pharmacies that purchase the Company’s pharmacy system. Systems sales revenue increased $0.2 million, or 14.9%, to $1.7 million for the three months ended September 30, 2009 compared to $1.5 million for the three months ended September 30, 2008. This revenue is dependent on acquiring new customers, or selling license upgrades or additional applications to existing customers, and will fluctuate accordingly as new customers are added, or license upgrades and additional applications are sold to existing customers.
Cost of Revenue: Cost of revenue increased 38.4% to $14.6 million for the three months ended September 30, 2009 from $10.6 million for the three months ended September 30, 2008. The increase is due primarily to personnel and support costs related to the growing transaction processing business and related support services.
Cost of revenue includes depreciation expense of $0.6 million for the three months ended September 30, 2009 and $0.5 million for the same period in 2008.
Gross Profit: Gross profit margin was 43.9% for the three months ended September 30, 2009 compared to 49.5% for the three months ended September 30, 2008. Gross profit margin decreased for the three months ended September 30, 2009, compared to the same period in 2008, due to fixed costs in the HCIT segment increasing faster than revenues. A large portion of HCIT costs of revenue are fixed in nature and do not generally change in line with the increase in revenues. During the three months ended September 30, 2009, fixed costs increased due to an increase in HCIT personnel to help support the growing transaction processing and support services businesses. Gross profit increased $1.1 million to $11.4 million for the three months ended September 30, 2009 as compared to $10.4 million for the same period in 2008. The increase is due to the increase in transaction sales in the third quarter of 2009 as compared to the same period last year, offset by increased support costs for new customers added in 2009 and higher transaction volumes.

Nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008

	Nine months ended September 30,
In thousands, except per share data	2009	2008
Revenue	$995,318	$570,173
Gross profit	134,076	78,206
Product development costs	9,024	7,425
SG&A	64,857	47,291
Depreciation of property and equipment	4,354	3,416
Amortization of intangible assets	7,478	6,277
Interest expense, net	2,676	198
Other income, net	(62)	(15)

Income before income taxes	45,749	13,614
Income tax expense	14,881	3,451

Net income	$30,868	$10,163

Diluted earnings per share	$1.22	$0.44
Revenue
Revenue increased $425.1 million to $995.3 million during 2009, primarily due the inclusion of a full nine months of the activities of NMHC in 2009 as compared to only five months in the prior year. Revenue under the contracts acquired in the NMHC acquisition are recorded gross as the Company acts as a principal in the transaction, whereas revenues from the majority of historical PBM contracts are recorded net as the Company functions as an agent. In addition, revenue increased due to new contracts and contract amendments entered into with several HCIT customers that brought them into the PBM segment. Refer to the three months ended September 30, 2009 discussion within this section for further information on these new contracts and contract amendments.
Cost of Revenue
Cost of revenue increased $369.3 million to $861.2 million during 2009, primarily due to the increase in revenue over the prior year, and consists primarily of PBM cost of revenue of $819.6 million. Cost of revenue in the PBM segment relates to the actual cost of the prescription drugs sold. Cost of revenues has increased in line with the increase in PBM revenues, which are driven by prescription drugs sold. Cost of revenue for the HCIT segment relates primarily to the cost of labor to deliver the services provided.
Gross Profit
Gross profit increased $55.9 million during 2009, primarily due to the NMHC acquisition, as well as the launch of new contracts during 2008 and 2009.
Product Development Costs
Product development costs for the nine months ended September 30, 2009 were $9.0 million compared to $7.4 million for the nine months ended September 30, 2008. Product development continues to be a key focus of the Company as it continues to pursue enhancements of existing products, as well as the development of new offerings, to support its market expansion.
SG&A Costs
SG&A costs for the nine months ended September 30, 2009 were $64.9 million compared to $47.3 million for the nine months ended September 30, 2008. The increase is largely attributable to increased operating expenses due to the acquisition of NMHC. SG&A costs consist primarily of employee costs in addition to professional services costs, facilities and costs not related to cost of revenue.
SG&A costs include stock-based compensation cost of $1.9 million and $2.4 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease is primarily attributable to stock options that fully vested in 2008, partially offset by new grants late in 2008 as well as in 2009.
Depreciation
Depreciation expense relates to property and equipment for all areas of the Company except for those depreciable assets directly related to the generation of revenue, which is included in the cost of revenue in the consolidated statements of operations. Depreciation expense increased $0.9 million to $4.4 million for the nine months ended September 30, 2009 from $3.4 million for the same period in 2008, due primarily to the expense related to assets associated with the acquisition of NMHC, as well as purchases related to the Company’s expansion of its Lisle, Illinois facility and network capacity.
Amortization
Amortization expense for the nine months ended September 30, 2009 was $7.5 million compared to $6.3 million for the same period in 2008. The increase is due to nine months of amortization of intangible assets associated with the acquisition of NMHC in 2009 compared to five months of amortization in the same period for 2008. Amortization expense on all the Company’s intangible assets is expected to be approximately $9.7 million for the year ending December 31, 2009. Refer to Note 6 Goodwill and Other Intangible Assets in the Notes to the Unaudited Consolidated Financial Statements for more information on amortization expected in future years.

Interest Income and Expense
Interest income decreased by $1.6 million for the nine months ended September 30, 2009 as compared to the same period in 2008 due to lower interest rates. Interest expense increased to $3.3 million for the nine months ended September 30, 2009, primarily due to the long-term debt incurred to finance a portion of the NMHC acquisition.
Income Taxes
The Company recognized income tax expense of $14.9 million for the nine months ended September 30, 2009, representing an effective tax rate of 32.5%, compared to a $3.5 million income tax expense, representing an effective tax rate of 25.3%, for the same period in 2008. The effective tax rate increased during the nine months ended September 30, 2009 compared to the same period in 2008, primarily due to the diminishing impact of the income tax benefit produced from the financing structure used to fund the NMHC acquisition, and the difference in the proportion of overall income among jurisdictions.
Net Income
The Company reported net income of $30.9 million for the nine months ended September 30, 2009, or $1.22 per share (fully-diluted), compared to $10.2 million, or $0.44 per share (fully-diluted), for the nine months ended September 30, 2008.
Segment Analysis
Effective with the acquisition of NMHC, the Company evaluates segment performance based on revenue and gross profit. Results for periods reported prior to the nine months ended September 30, 2008 were reported in one operating segment, HCIT. Prior period results have not been restated because to do so would be impracticable. A reconciliation of the Company’s business segments to the consolidated financial statements for the nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	PBM		HCIT		Consolidated
	2009	2008	2009	2008	2009	2008
Revenue	$919,158	$502,038	$76,160	$68,135	$995,318	$570,173
Gross profit	$99,550	$41,338	$34,526	$36,668	$134,076	$78,206
Gross profit %	10.8%	8.2%	45.3%	53.8%	13.5%	13.7%
PBM
Revenue was $919.2 million for the nine months ended September 30, 2009 as compared to $502.0 million for the same period last year. The increase is due to the inclusion of a full nine months of revenue related to the NMHC business as compared to only five months for the same period in 2008. In addition, revenue increased due to new contracts and contract amendments entered into with several HCIT customers that brought them into the PBM segment. Refer to the three months ended September 30, 2009 discussion within this section for further information on these new contracts and contract amendments.
For the nine months ended September 30, 2009 and 2008, there were $9.1 million and $6.6 million of co-payments, respectively, included in revenue related to prescriptions filled at the Company’s Mail and Specialty Service pharmacy. Co-payments retained by retail pharmacies on prescriptions filled for participants are not included in revenue for the respective periods. Under customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants and as such, the Company does not assume liability for participant co-payments in retail pharmacy transactions. Therefore, the Company does not include participant co-payments to retail pharmacies in revenue or cost of revenue.
Cost of revenue was $819.6 million and $460.7 million for the nine months ended September 30, 2009 and 2008, respectively, nearly all of which was due to the acquisition of NMHC. Cost of revenue is predominantly comprised of the cost of prescription drugs. The increase is due to the inclusion of a full nine months of revenue related to the NMHC business as compared to only five months for the same period in 2008.
Gross profit was 10.8% for the nine months ended September 30, 2009 as compared to 8.2% for the same period last year. The increase is due to increased purchasing efficiencies achieved over the year due to the increased size of the organization as a result of the NMHC acquisition resulting in lower cost of prescription drugs and the increased use of lower cost generic drugs. Generic drug usage continues to be a focus of the industry, and the Company, to help drive down health care costs. The Company will continue to seek opportunities for increased generic prescription drug usage to help reduce overall prescription drug costs to the Company and its customers.
HCIT
HCIT revenue is comprised of the following components for the nine months ended September 30, 2009 and 2008 (in thousands):

	2009	2008
Recurring
Transaction processing	$45,852	$38,167
Maintenance	13,684	12,338

Total recurring	59,536	50,505

Non-Recurring
Professional services	10,630	10,693
System sales	5,994	6,937

Total non-recurring	16,624	17,630

Total revenue	$76,160	$68,135

Total HCIT revenue increased $8.0 million for the nine months ended September 30, 2009 as compared to the same period in 2008. On a percentage basis, recurring revenue accounted for 78.2% and 74.1% of total HCIT revenue for the nine months ended September 30, 2009 and 2008, respectively. Recurring revenue consists of transaction processing and maintenance revenue.
Recurring Revenue: Recurring revenue increased 17.9% to $59.5 million for the nine months ended September 30, 2009 from $50.5 million for the same period in 2008. Recurring revenue is subject to fluctuations caused by the following: the number and timing of new customers, fluctuations in transaction volumes, and the number of contract terminations and renewals.
Transaction processing revenue, which consists of claims processing, increased $7.7 million, or 20.1%, to $45.9 million for the nine months ended September 30, 2009 compared to $38.2 million for the same period in 2008, due primarily to the launch of new contracts during 2008, as well as increased volumes on existing customers.
Maintenance revenue, which consists of maintenance contracts on system sales, increased $1.4 million to $13.7 million for the nine months ended September 30, 2009 compared to $12.3 million for the same period in 2008, due primarily to the launch of new customer contracts during 2008 and 2009.
Non-Recurring Revenue: Non-recurring revenue decreased 5.7% to $16.6 million, or 21.8% of total HCIT revenue, for the nine months ended September 30, 2009 from $17.6 million, or 25.9% of total HCIT revenue, for the same period in 2008, due to a decline in system sales revenues of $0.9 million.
Professional services revenue declined slightly to $10.6 million for the nine months ended September 30, 2009 compared to $10.7 million for the same period in 2008. Professional services revenue is derived from providing support projects for both system sales and transaction processing clients, on an as-needed basis. This revenue is dependent on customers continuing to require the Company to assist them on both a fixed bid and time and materials basis.
System sales are derived from license upgrades and additional applications for existing and new clients, as well as software and hardware sales to pharmacies that purchase the Company’s pharmacy system. Systems sales revenue decreased $0.9 million, or 13.6%, to $6.0 million for the nine months ended September 30, 2009 compared to $6.9 million for the nine months ended September 30, 2008. This revenue is dependent on acquiring new customers, or selling license upgrades or additional applications to existing customers, and will fluctuate accordingly as new customers are added, or license upgrades and additional applications are sold to existing customers.
Cost of Revenue: Cost of revenue increased 33.1% to $41.6 million for the nine months ended September 30, 2009 from $31.3 million for the nine months ended September 30, 2008. The increase is due primarily to personnel and support costs related to the growing transaction processing business.
Cost of revenue includes depreciation expense of $1.6 million for the nine months ended September 30, 2009 and $1.3 million for the same period in 2008. In addition, cost of revenue includes stock-based compensation expense of $0.5 million for the nine months ended September 30, 2009 and $0.4 million for the same period in 2008.
Gross Profit: Gross profit margin was 45.3% for the nine months ended September 30, 2009 compared to 53.8% for the nine months ended September 30, 2008. Gross profit margin decreased for the nine months ended September 30, 2009, compared to the same period in 2008, due to fixed costs in the HCIT segment increasing faster than revenues. A large portion of HCIT costs of revenue are fixed in nature and do not generally change in line with the increase in revenues. During the nine months ended September 30, 2009 fixed costs increased due to an increase in HCIT personnel to help support the growing transaction processing and support services businesses. Gross profit decreased $2.2 million to $34.5 million for the nine months ended September 30, 2009 as compared to $36.7 million for the same period in 2008. The decrease is due primarily to the increased costs related to the support of the new business added since September 30, 2008.
Liquidity and Capital Resources
Historically, the Company’s sources of liquidity have primarily been cash provided by operating activities and proceeds from its public offerings. The Company’s principal uses of cash have been to fund working capital, finance capital expenditures, satisfy contractual obligations, and to meet acquisition and investment needs. The Company anticipates that these uses will continue to be the principal demands on cash in the future.
At September 30, 2009 and December 31, 2008, the Company had cash and cash equivalents totalling $319.5 million and $67.7 million, respectively. The Company believes that its cash on hand, together with cash generated from operating activities and amounts available under its existing credit facility, will be sufficient to support planned operations for the foreseeable future. At September 30, 2009, cash and cash equivalents consist of cash on hand, deposits in banks, money market funds and bank term deposits with original maturities of 90 days or less. As of September 30, 2009, all of the Company’s cash and cash equivalents were exposed to market risks, primarily changes in U.S. interest rates. Declines in interest rates over time would reduce interest income related to these balances.
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

The interest rate at September 30, 2009 was 3.53%. During an event of default, default interest is payable at a rate that is 2% higher than the rate otherwise applicable. In addition to paying interest on outstanding principal under the Credit Facilities, US Corp. is required to pay an unused commitment fee to the lenders in respect of any unutilized commitments under the Revolving Credit Facility at a rate of 0.50% per annum. US Corp. is also required to pay customary letter of credit fees.
The Credit Facilities require US Corp. to prepay outstanding loans, subject to certain exceptions, with:
•	50% of the net proceeds arising from the issuance or sale by the Company of its own common shares;

•	100% of the net proceeds of any incurrence of debt, other than proceeds from debt permitted under the Credit Facilities; and

•	100% of the net proceeds of certain asset sales and casualty events, subject to a right to reinvest the proceeds.
The foregoing mandatory prepayments will be applied first to the Term Loan Facility and second to the Revolving Credit Facility.
In September 2009, the Company raised net proceeds of $204.1 million from a public offering of the Company’s common shares as described in Note 8 — Shareholders’ Equity in the Notes to the Unaudited Consolidated Financial Statements. US Corp. obtained a consent from its creditors which waived the need to use part of the proceeds to prepay the outstanding loans under the Credit Facilities. The consent applies only to this public offering of the Company common shares and does not amend the Credit Facilities for future issuances or other events that would require a prepayment of outstanding loans under the Credit Facilities as noted above.
The Term Loan Facility will amortize in quarterly installments, which began on June 30, 2008, in aggregate annual amounts equal to 1% (year 1), 10% (years 2 and 3), 15% (years 4 and 5), and 49% (year 6) of the original funded principal amount of such facility. Principal repayments will be $3.7 million in 2009( $1.2 million remaining payments in 2009 as of September 30, 2009), $4.8 million in 2010, $6.6 million in 2011, $7.2 million in 2012, $19.4 million in 2013 and $5.9 million in 2014. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full on April 30, 2013.
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
Consolidated Balance Sheets
At September 30, 2009, cash and cash-equivalents totaled $319.5 million, up $251.8 million from $67.7 million at December 31, 2008. The increase is primarily related to the $204.1 million in net proceeds from the public offering of 5,175,000 shares and favorable operating cash flows.
Selected balance sheet highlights at September 30, 2009 are as follows:
•
Restricted cash totaling $12.4 million relates to cash balances required to be maintained in accordance with various state statutes, contractual terms with customers and other customer restrictions related to the PBM business. The Company continues to monitor changes in balance requirements that may release restrictions and allow the funds to be used for general corporate purposes.

•
Rebates receivable of $20.6 million relate to billed and unbilled PBM receivables from pharmaceutical manufacturers in connection with the administration of the rebate program where the Company is the principal contracting party. The receivable and related payables are based on estimates, which are subject to final settlement. Rebates receivable decreased $9.0 million from $29.6 million at December 31, 2008, due primarily to improved collections of rebates.

•
Prepaid expenses and other assets increased $0.3 million to $4.7 million at September 30, 2009 compared to $4.4 million at December 31, 2008, due primarily to the renewal of the Company’s annual corporate insurance policies in the second quarter of 2009 which expire in 2010, offset by the amortization of the prepayments during 2009.

•
The Company’s inventory balance of $7.0 million consists predominately of prescription drugs and medical supplies at its Mail Service and Specialty Service pharmacies. Changes in the inventory balance from period to period are caused by some seasonality in certain products, taking advantage of buying opportunities and changing inventory levels to properly support sales.

•	Other assets of $1.3 million consist primarily of security deposits related to the Company’s distribution facilities.

•
Customer deposits payable of $12.6 million relate to deposits required by the Company from certain customers in order to satisfy liabilities incurred on the customer’s behalf for the adjudication of pharmacy claims, and is related to the restricted cash balances outlined above.

•
Pharmacy benefit management rebates payable of $43.8 million represents amounts owed to customers for rebates from pharmaceutical manufacturers where the Company administers the rebate program on the customer’s behalf, and the Company is the principal contracting party. The payables are based on estimates, which are subject to final settlement. Pharmacy benefit management rebates payable increased $7.5 million from $36.3 million at December 31, 2008 due to increased rebate volumes driven by increased prescription drug sales transactions.

•
Pharmacy benefit claim payments payable of $51.8 million predominantly relates to amounts owed to retail pharmacies for prescription drug costs and dispensing fees in connection with prescriptions dispensed by the pharmacies to the Company’s customers when the Company is the principal contracting party with the pharmacy.

•	Total long-term debt decreased $2.5 million to $45.1 million at September 30, 2009 from $47.6 million at December 31, 2008 due to quarterly installment payments made in 2009.

•
Accrued liabilities decreased $4.3 million to $27.7 million at September 30, 2009 from $32.0 million at December 31, 2008 due primarily to final adjustments made to the fair values of assumed liabilities related to the NMHC acquisition. In addition, the decrease is due to payments on previously recorded liabilities related to the NMHC acquisition.

Cash flows from operating activities:
For the nine months ended September 30, 2009, the Company generated $49.6 million of cash through its operations. Cash provided by operating activities has increased as compared to the same period in 2008 mainly due to increased profitability of the Company. The Company’s continued focus on timely collection for its accounts receivables, and cost containment, has also pushed operating cash flows higher. Cash from operations consisted of net income of $30.9 million adjusted for $13.5 million in depreciation and amortization, $2.5 million in stock-based compensation expense, a reduction of rebates receivable of $9.0 million, an increase in deferred revenue of $0.4 million, an increase in rebates payable of $7.5 million and an increase in customer deposits of $0.7 million. These were partially offset by a reduction of accrued liabilities of $3.6 million, a decrease in accounts payable of $2.4 million, an increase in accounts receivable of $9.4 million, a $3.4 million tax benefit from option exercises, and an increase in prepaid expenses of $0.3 million.
Changes in the Company’s cash from operations results primarily from increased gross profits and the timing of collections on its accounts receivable and payment or processing of its various accounts payable and accrued liabilities. The Company continually monitors its balance of trade accounts receivable and devotes ample resources to collection efforts on those balances. Rebates receivable and the related payable are primarily estimates based on claims submitted. Rebates are typically paid to customers on a quarterly basis upon receipt of the billed funds from the pharmaceutical manufacturers. The timing of the payments to customers and collections from pharmaceutical manufacturers on rebates causes fluctuations on the balance sheet, as well as in the Company’s cash from operating activities.
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
For the nine months ended September 30, 2008, the Company generated $20.6 million of cash through its operations. Cash from operations consisted of net income of $10.2 million adjusted for $11.0 million in depreciation and amortization, $3.0 million in stock-based compensation expense, a reduction of accounts receivable of $7.9 million, and a reduction in rebates receivable of $3.0 million. These were partially offset by a reduction of accrued liabilities of $4.5 million, an increase in restricted cash of $4.7 million, and a reduction in pharmacy benefit claim payments payable of $5.1 million.
Cash flows from investing activities
For the nine months ended September 30, 2009, the Company used $8.8 million of cash for investing activities, which consisted primarily of $6.6 million for purchases of property and equipment to support increased transaction volume. In addition, the Company used $2.0 million to purchase the assets of a small pharmacy system in June 2009 (see Note 4 to the unaudited consolidated financial statements for more information).
As the Company grows, it continues to purchase capital assets to support increases in network capacity and personnel. The Company monitors and budgets these costs to ensure the expenditures aid in its strategic growth plan.
For the nine months ended September 30, 2008, the Company used $108.2 million of cash for investing activities, which consisted primarily of cash paid for the acquisition of NMHC of $102.6 million, along with the purchases of property and equipment to support increased transaction volume.
Cash flows from financing activities
For the nine months ended September 30, 2009, the Company generated $211.0 million of cash from financing activities, which mainly consisted of proceeds from the public offering of 5,175,000 shares, netting $204.1 million. The Company intends to use the net proceeds from the public offering for general corporate purposes, which may include financing potential acquisitions and strategic transactions, funding capital expenditures and providing working capital to enhance capital and maintain financial flexibility. In addition to the cash generated from the public offering, other items adding to cash inflows from financing activities included proceeds from the exercise of stock options of $5.9 million and a $3.4 million tax benefit on the exercise of stock options. These were partially offset by repayments of long-term debt of $2.5 million.
Cash flows from financing activities generally fluctuate based on the timing of option exercises by the Company’s employees, which are affected by market prices, vesting dates and expiration dates. In addition, the Company is required to make quarterly principal and interest payments on its long-term debt, which varies based on the loan’s repayment schedule and respective interest rates.
For the nine months ended September 30, 2008, the Company generated $48.2 million of cash from financing activities, which consisted of the net proceeds from the issuance of long-term debt of $46.0 million, the proceeds from the exercise of stock options of $1.4 million, and a $0.8 million tax benefit on the exercise of stock options.
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
Contractual Obligations
For the three months ended September 30, 2009, there have been no significant changes to the Company’s contractual obligations as disclosed in its 2008 Annual Report on Form 10-K.
Outstanding Securities
As of October 31, 2009, the Company had 29,986,219 common shares outstanding, 1,568,406 options outstanding and 255,633 restricted stock units outstanding. The options are exercisable on a one-for-one basis into common shares and, upon vesting, the restricted stock units convert into common shares on a one-for-one basis.
Critical Accounting Estimates
See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in the 2008 Annual Report on Form 10-K for a discussion of the Company’s critical accounting estimates.
Recent Accounting Standards
See Note 3- Recent Accounting Pronouncements in the Notes to the Unaudited Consolidated Financial Statements for information on recent accounting pronouncements. The Company is currently assessing the impact on its financial condition and future operating results for recently issued accounting guidance, or does not expect the recently issued guidance to have a significant impact on the Company’s financial condition or future results of operations.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in interest rates and foreign exchange rates with Canada.
There has been no material change in the Company’s exposure to market risk during the three months ended September 30, 2009.
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
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
In the ordinary course of business, the Company may become subject to legal proceedings and claims. The Company is not aware of any legal proceedings or claims, which, in the opinion of management, will have a material effect on its financial condition, results of operations or cash flows. However, the results of legal proceedings cannot be predicted with certainty. If the Company failed to prevail in any of these legal matters or if several of these legal matters were resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. The Company can give no assurance that its operating results and financial condition will not be materially adversely affected, or that the Company will not be required to materially change its business practices, based on: (i) future enactment of new healthcare or other laws or regulations; (ii) a change in the interpretation or application of existing laws or regulations, as they may relate to the Company’s business or the pharmacy benefit management industry; (iii) future federal or state governmental investigations of the Company’s business or the pharmacy benefit management industry; (iv) institution of government enforcement actions against the Company; or (v) adverse developments in other pending or future legal proceedings against the Company or affecting the pharmacy benefit management industry.
ITEM 1A. Risk Factors
In the third quarter of 2009, there have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2008 Annual Report on Form 10-K, except for the changes in the risk noted below.
BUSINESS RISKS
Changes in the industry pricing benchmarks could adversely affect our financial performance.
Contracts in the prescription drug industry, including our contracts with our retail network pharmacies and with our PBM customers, have traditionally used certain published benchmarks to establish pricing for prescription drugs. These benchmarks include Average Wholesale Price (“AWP”), Average Sales Price (“ASP”), Average Manufacturer Price, Wholesale Acquisition Cost, and Direct Price. Most of our contracts with pharmacies and customers historically utilized the AWP standard. In March 2009, class action litigation against the two primary entities that publish AWP, First DataBank (“FDB”) and Medi-Span, was settled. Those cases, which had challenged the way in which the AWP for certain prescription drugs had been established, were settled with agreements by FDB and Medi-Span to reduce the reported AWP of certain prescription drugs by approximately four percent effective September 26, 2009. FDB and Medi-Span also announced that they would discontinue publishing AWP within two years of the settlement. In response to this action, the Company, as authorized in most of the Company’s standard customer contracts, adopted a revised pricing benchmark to assure cost neutrality for the Company, its customers and pharmacies as to what they paid or received, as applicable, for prescription drug products using the AWP pricing benchmark before September 26, 2009 and what they would pay or receive on or after September 26, 2009. While that transition has been accomplished to date with no material adverse effect on the Company, there can be no assurances that customers and pharmacies in reviewing the results of the transition may not challenge the way in which the transition occurred and/or whether it preserved cost neutrality as intended, or that the results of such challenges will not have a material adverse effect on our financial performance, results of operations and financial condition in future periods.
Further, changes in the reporting of any applicable pricing benchmarks, including the expected introduction of a new pricing benchmark in place of AWP by FDB and Medi-Span, or in the basis for calculating reimbursements proposed by the federal government and certain states, and other legislative or regulatory adjustments that may be made regarding the reimbursement of payments for drugs by Medicaid and Medicare, could impact our pricing to customers and other payors and could impact our ability to negotiate discounts with manufacturers, wholesalers, or retail pharmacies. In some circumstances, such changes could also impact the reimbursement that we receive in our mail order and specialty pharmacies or that we receive from Medicare or Medicaid programs for drugs covered by such programs and from managed care organizations that contract with government health programs to provide prescription drug benefits. In addition, it is possible that payors and pharmacy providers will disagree with the use or application of the changes we have put in place or begin to evaluate other pricing benchmarks as the basis for contracting for prescription drugs and PBM services in the future, and the effect of this development on our business cannot be predicted at this time. Due to these and other uncertainties, we can give no assurance that the short or long term impact of changes to industry pricing benchmarks will not have a material adverse effect on our financial performance, results of operations and financial condition in future periods.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Submission of Matters to a Vote of Security Holders
None.
ITEM 5. Other Information
None.
ITEM 6. Exhibits

Exhibit
Number	Description of Document	Reference

10.1	Underwriting Agreement dated September 17, 2009, among SXC Health Solutions Corp. and J.P. Morgan Securities Inc., as representative of the several underwriters named therein, J.P. Morgan Securities Canada Inc., Paradigm Capital Inc. and Versant Partners Inc.	Incorporated by reference to Exhibit 1.1 to SXC Health Solutions Corp’s Current Report on Form 8-K filed on September 18, 2009.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SXC Health Solutions Corp.
November 5, 2009	By:	/s/ Jeffrey Park
Jeffrey Park
Chief Financial Officer (on behalf of the registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document	Reference

10.1	Underwriting Agreement dated September 17, 2009, among SXC Health Solutions Corp. and J.P. Morgan Securities Inc., as representative of the several underwriters named therein, J.P. Morgan Securities Canada Inc., Paradigm Capital Inc. and Versant Partners Inc.	Incorporated by reference to Exhibit 1.1 to SXC Health Solutions Corp’s Current Report on Form 8-K filed on September 18, 2009.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith