Form 10-K
period 2009-12-31
SXC Health Solutions Corp.
filed 2010-03-05
CIK 1363851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2009 was $616,965,414 based on the closing price of $25.42 as reported on the then NASDAQ Global Market. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates.

As of February 28, 2010, there were 30,060,594 shares outstanding of the Registrant’s no par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

As permitted by General Instruction G of Form 10-K, the information required by Part III of this Form 10-K is incorporated by reference, and will be included either in a definitive proxy statement or an amendment to this Form 10-K, which must be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements, including without limitation, statements concerning SXC Health Solutions Corp.’s operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are developed by combining currently available information with SXC Health Solutions Corp.’s beliefs and assumptions and are generally identified by the words “believe,” “expect,” “anticipate” and other similar expressions. Forward-looking statements do not guarantee future performance, which may be materially different from that expressed in, or implied by, any such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

These forward-looking statements are based largely on SXC Health Solutions Corp.’s current expectations and are subject to a number of risks and uncertainties, including, without limitation, those identified under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Actual results could differ materially from results referred to in the forward-looking statements. In addition, important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in SXC Health Solutions Corp.’s business or growth strategy or an inability to execute its strategy due to changes in its industry or the economy in general. In light of these risks and uncertainties, there can be no assurances that the results referred to in the forward-looking statements contained in this Annual Report on Form 10-K will in fact occur. SXC Health Solutions Corp. undertakes no obligation to, and expressly disclaims any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, changes to future results over time or otherwise.

PART I
THE COMPANY

ITEM 1.	BUSINESS

The following description of the business should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2009. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. References in this Annual Report on Form 10-K to “we,” “our,” “us,” or the “Company,” refer to SXC Health Solutions Corp.

OVERVIEW

The Company is a leading provider of pharmacy benefit management (“PBM”) services and healthcare information technology (“HCIT”) solutions to the healthcare benefit management industry. The Company’s product offerings and solutions combine a wide range of applications and PBM services designed to assist its customers in reducing the cost and managing the complexity of their prescription drug programs. The Company’s customers include many of the largest organizations in the pharmaceutical supply chain, such as pharmacy benefit managers, managed care organizations, self-insured employer groups, unions, third party health care plan administrators, and state and federal government entities.

The Company’s PBM services, which are marketed under the informedRx brand, include electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail service pharmacy claims management, specialty pharmacy claims management, Medicare Part D services, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, data access, and reporting and information analysis. The Company owns a mail service pharmacy and a specialty service pharmacy. In addition, the Company is a national provider of drug benefits to its customers under the federal government’s Medicare Part D program.

The Company’s HCIT solutions include RxCLAIM®, an on-line transaction processing system that provides instant adjudication of prescription drug claims, RxMAX®, the Company’s rebate management system, RxTRACK®, the Company’s data warehouse and analysis system, Zynchros, the Company’s suite of on-demand formulary management tools, the Company’s pharmacy management system for retail, chain, institutional and mail-order pharmacies, as well as a number of other software products for customers in the pharmaceutical supply chain. The Company’s HCIT solutions are available on a license basis with on-going maintenance and support or on a transaction fee basis using an application service provider (“ASP”) model.

The Company conducts business in both the United States and Canada. For the years ended December 31, 2009, 2008 and 2007, the Company recognized revenue of $1,435.8 million, $859.0 million, and $89.2 million, respectively, from the United States. Revenue from Canada for the same periods was $2.8 million in 2009, and $3.9 million in 2008 and 2007.

Effective April 30, 2008, the Company completed its acquisition of National Medical Health Card Systems, Inc. (“NMHC”). The acquisition was funded with a combination of cash and Company common shares, resulting in a purchase price of approximately $143.8 million. Effective with the acquisition of NMHC, the Company operates in two reportable operating segments, PBM and HCIT, which provide both recurring and non-recurring revenues from the pharmaceutical benefits management industry.

In September 2009, the Company issued 5,750,000 shares of its common stock in an underwritten public offering at a price to the public of $41.50 per share. The net proceeds to the Company from the offering were $203.1 million.

The Company exists under the Yukon Business Corporations Act. The Company’s principal executive offices are located at 2441 Warrenville Road, Suite 610, Lisle, Illinois 60532, and the telephone number for the Company’s principal executive office is 800-282-3232. The Company maintains a website at www.sxc.com. The information contained in, or that can be accessed through, the Company’s website is not part of, and is not incorporated into, this Annual Report on Form 10-K or other filings the Company makes with the Securities and Exchange Commission (the “SEC”). The Company will make available free of charge on its website the annual report on Form 10-K, future quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The Company will also make available all financial reports filed in accordance with Canadian GAAP with SEDAR through its website.

Products, Solutions and Services

The Company’s solutions address the challenges faced by the two primary participants in the pharmaceutical supply chain: payors and providers. The Company provides comprehensive pharmacy benefit management systems and services, pharmacy practice management systems and related prescription fulfillment services. The Company believes it is unique in that it can deploy its solutions as:

•	informedRx® — PBM services such as pharmacy network management can be provided to the Company’s customers using the Company’s own system software and services;

•	Web-enabled technology — the Company provides on-line transaction processing solutions through web-enabled, real-time transaction processing technology; and

•	Software solutions — licensed software products can be sold in addition to systems implementation and consulting services and maintenance.

Payor Products and Services Offered by the Company

PBM Services — informedRx

The Company’s informedRx offering is a broad suite of customizable PBM services that provide a flexible and cost-effective alternative to traditional PBM offerings typically employed by health plans, government agencies and employers. The Company provides a broad range of pharmacy spend management solutions and information technology capabilities. Its product offerings and solutions combine a wide range of PBM services designed for managed care organizations, self-insured employer groups, unions, third party health care plan administrators, and state and federal government entities. The Company’s clients have gained increased control of their pharmacy benefit dollars and maximized cost control and quality of care through a full range of pharmacy spend management services, including:

Formulary Administration — Provide support for clients’ existing formularies and preferred drug lists or collaborate to create best-in-class models supported by formulary predictive modeling and impact analysis. Pharmacist, physician and member-focused intervention protocols provide quality controls to drive generics, preferred drug products and appropriate use. Formularies are administered based on specific plan designs, or by enabling clients with the tools to maintain their own custom formularies online.

Benefit Plan Design and Management — Accommodate any plan design option required and support an unlimited number of benefit design variations. The Company specializes in applying data-driven insights to help clients understand the medical risk drivers within their population and take a strategic approach to plan design. The Company provides benefit design configuration and support to clients, in accordance with mutually developed processes. Benefit designs can be modified online, in real time, by the Company or by the client’s staff.

Pharmacy Network Management — A wide range of retail network options, including supporting existing networks or assisting clients in developing proprietary networks that meet specific geographic access requirements, desired price discounts, or other service requirements. A proprietary national retail network, which consists of pharmacies in all 50 states and in Puerto Rico, Guam and the Virgin Islands, provides excellent access to the Company’s clients.

Drug Utilization Review (“DUR”) — Pre-dispensing DUR edit checks are performed in an online, real-time basis between mail and retail pharmacies to encourage appropriate drug utilization, enhance member outcomes, and reduce drug costs. All prescriptions are checked for member eligibility and plan design features and are then compared against previous histories of prescriptions filled by the same pharmacy, by other participating retail network pharmacies and by the mail service pharmacy.

Clinical Services and Consulting — Consultative and technical expertise to augment, develop, deploy, and support any additional clinical programs. Clients also have the option of using the Company’s clinical programs, which incorporate complete prescription drug information to reduce the growth rate of prescription drug costs and increase the quality of care and member safety. The Company offers comprehensive clinical management strategies which help reduce undesirable events, increase medication compliance, decrease medication waste, and promote plan member well-being.

Reporting and Information Analysis Solutions — Providing two main levels of reporting: A comprehensive reporting package (which includes a large menu of unique reports), and an online analytical decision support tool, RxTRACK®, designed to meet and exceed the Company’s clients’ expectations and provide flexibility for customized reporting. The Company uses client plan data and industry benchmark data to drive proactive discussions regarding opportunities to increase savings.

Mail Service — informedMAIL gives members flexibility, privacy, and easy access to their maintenance medications while offering significant plan savings to the client. To provide a higher standard of service and to assert greater control over outcomes for clients, informedMAIL offers a full-service, state of the art mail service pharmacy that provides high quality service, member support and convenient, easy-to-use mail service delivery throughout the U.S. Projected savings for mail service are dependent on plan design features, including co-payments and incentives, and utilization patterns.

Specialty Service— The Company offers clients the ability to control spending on specialty medications and ensure patients receive support for complex medications, in the fastest growing segments of pharmaceutical spending, with Ascend SpecialtyRx.

The Company’s specialty therapy medication management program uses a highly-trained and specialized clinical staff organized in disease pods, a patient-centric approach and evidence based clinical treatment protocols. The patient care team communicates with the patient, patient’s physician, and other caregivers as needed to obtain a complete medical and pharmacy history and then craft an individualized treatment plan including patient education, counseling and expected therapy outcomes. Plan savings are achieved as the cost for specialty medication using this program is generally lower than retail pricing.

Web Services — A suite of Web Services that enables clients to interact with the claims processing system using a standardized protocol in a secure environment. This method of access provides the Company’s clients with the freedom to build products, tools, and reports that utilize data throughout their enterprises. Once the raw data is in house, it can be used by the client as appropriate, thus providing far greater flexibility and return on investment.

A member website, RxPORTALtm, invites members to learn more about their prescription benefit programs, medication histories, drug information and related industry news. This site also features a real-time trial adjudication program that gives members the information they need to make informed, cost-effective choices regarding their prescription therapy. This site can be customized with a client’s logo and name, links to the organization’s Internet home site, and up-to-date news bulletins about the organization.

RxPROVIDER PORTALtm is a web based interface that allows pharmacists and physicians to obtain information from RxCLAIM on a member’s plan to assist in providing more cost effective prescription medications. The portal gives providers the ability to view claim details, remittance advice and eligibility, and perform prior authorizations online.

Healthcare IT Group

The Company’s HCIT operating unit is SXC’s technology driver and provides applications on a license, ASP, or fee-for-service basis. SXC has a broad industry footprint by deploying technology to help healthcare companies manage the rising prescription drug costs and enhance the level of care they provide.

The HCIT unit serves a diversified group of payor customers that include health plans, federal, state and provincial government programs, pharmacy benefit managers, workers’ compensation programs, and long-term and/or chronic care facility operators. In addition, SXC’s robust and flexible technology serves as the engine for informedRx, the Company’s full service PBM.

Technology Products and Services

RxCLAIM® is an on-line transaction processing system designed to provide instant on-line adjudication of third-party prescription drug claims at the point of service, including trouble-free claims management and cost-effective review, as well as payment and billing support and real-time functionality for updating benefit, price, member, provider and drug details. RxCLAIM is designed to provide the Company’s customers with automation efficiencies, flexibility and control by facilitating the real-time processing of pharmacy claims and payments against eligibility, plan benefits, formularies, price, drug utilization review, prior authorization, and rebates in addition to many other features.

Other products

•	Integrail Pathfindertm PRO is a comprehensive software application that enables a wide array of users to understand the impact of healthcare resource allocation and medical decision-making through the incorporation of risk prediction and episode profiling technologies. The application offers users an intuitive system for integrating disparate data sources to pinpoint variations in resource utilization and quality of care. The tool offers both a standardized library of reports and robust ad hoc query capabilities that are designed to provide flexible, easy access to complex information.

•	RxPORTALtm allows customers to interact with the patient’s formulary and drug history in a secure environment allowing patients and health plans to access industry leading tools and up to date information.

•	RxAUTHtm is a prior authorization (“PA”) management solution which offers flexibility and efficiency in automating the PA process from end-to-end. Built upon the powerful prior authorization capabilities housed in RxCLAIM, RxAUTH supports the entire PA lifecycle, from receipt of the request, through rules adjudication, to execution of the resulting decision. RxAUTH is also available in a web based application.

•	RxMAX® is a rebate management system that is designed to assist health plans in managing their relationships with pharmaceutical manufacturers through contract management, record keeping, calculating market share, and creating billing details and summaries.

•	Zynchros provides a suite of on-demand formulary management tools to help payors effectively manage their formulary programs, and to maintain Medicare Part D compliance in their programs.

•	The HBS Retail Pharmacy Management System (“RPMS”) is designed to save time and eliminate manual calculations for quick response in a fast paced retail pharmacy environment. For groups of pharmacies, the HBS Common Profile System offers all the features of the RPMS in addition to the ability to centralize the administration of all stores through a single central processing unit. The HBS Chain-Host System is designed for multi-site pharmacies that have a need to share central database information. In addition, HBS provides pharmacy management systems for institutional and mail-order pharmacies, as well as a complete suite of services ranging from customer support and training, third-party data, hardware, and technical support.

The Industry

The Company believes the key market factors that influence spending on information technology solutions and services by participants in the pharmaceutical supply chain are the amount spent on prescription drugs and the associated volume of prescription drugs dispensed and insurance claims processed each year. According to IMS Health (“IMS”), approximately 3.8 billion pharmacy prescriptions were written and filled in the United States during 2008 — representing a retail value in excess of $290 billion. Based on the factors described below, the Company expects drug utilization rates to continue to rise in the future. The Company estimates that the current market opportunity for its information technology and services in its industry is significant, and is growing at a rate in excess of the drug utilization rate alone due to the following factors:

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

Rising drug prices.  According to IMS, the global pharmaceutical market in 2010 is expected to grow 4% to 6%, and continue to grow at a 4% to 7% annual compound rate. According to AARP, the price for brand name prescriptions continued to rise in 2009 by more than 9% compared to 2008. Industry solutions to counter rising drug prices include supporting clinical programs that help promote generic and clinically equivalent, lower-cost preferred drug products, utilization management programs, such as PA and step-therapy, to help ensure that patients who can benefit from therapies are identified and that cost-effective treatment is encouraged, and tools to identify clinically appropriate, cost-saving opportunities.

Health information technology stimulus.  During 2009, the U.S. government introduced an approximately $20 billion stimulus package to spur the usage of electronic health records in the U.S. The package provides incentive payments to providers or hospitals to become meaningful users of electronic health records. The goal is to create a national infrastructure of health information technology to help improve health care quality, reduce health care costs, and add security to patient health records. The Company believes this program will fundamentally change the method and manners in which health information records are shared, stored, and utilized.

Health care reform.  The current reform bill if passed could provide drug coverage for 20 to 40 million people in the form of expanded Medicaid coverage. The Company is active in this market and believes that expansion will create growth opportunities. In addition, the reform bill provides a pathway for follow-on biologic development, giving more cost effective generic options to clients and opportunity for margin expansion for the Company.

Medicare Part D.  The Company believes that the introduction of the Medicare Part D outpatient prescription drug benefit was a significant development affecting prescription drug coverage in the U.S. Medicare Part D is a program that subsidizes the costs of prescription drugs for Medicare beneficiaries. While CMS is currently utilizing technical standards and processes that are already in common use in the pharmacy claims industry, the Company believes that significant ongoing regulatory changes will fuel the future demands of this program. Medicare Part D has impacted the demand for pharmacy benefit management as well as information technology, as the Company’s customers were required to update their systems, and the Company believes they will continue to require support to maintain these systems.

Growth in Specialty Drug Class.  Biopharmaceuticals are being rapidly developed, with 600+ new drugs in the pipeline to help treat more than 100 diseases, according to Thomson Pharma. There is a move to shift coverage of these drugs from the medical benefit to the pharmacy benefit. The Company believes this movement presents opportunities for its specialty pharmacy program.

Generic Pipeline.  According to IMS, over the next five years, more than $72 billion in brand drugs will come off patent, fueling growth in availability of generic equivalents. The Company believes that this presents an opportunity for client cost savings and Company margin expansion.

Competition

The Company competes with numerous companies that provide the same or similar services. Its competitors range from large publicly traded companies to several small and privately owned companies which compete for a significant part of the market. The principal competitive factors are quality of service, scope of available services, and price. The ability to be competitive is influenced by the Company’s ability to negotiate prices with pharmacies, drug manufacturers, and third party rebate administrators. Some of the Company’s competitors have been in existence for longer periods of time and are better established. Some of them also have broader public recognition, substantially greater financial and marketing resources, and more experienced management. In addition, some of the Company’s customers and potential customers may find it desirable to perform for themselves those services now being rendered by the Company.

The Company’s ability to attract and retain customers is substantially dependent on its capability to provide competitive pricing, efficient and accurate claims management, utilization review services and related reporting, and consulting services.

The payor and pharmaceutical supply chain markets require solutions which address the unique needs of each constituent. The Company’s customers require robust and scaleable technical solutions, as well as the ability to ensure cost efficiency for themselves and their customers. The Company’s product offerings include a wide range of PBM services and software products for managing prescription drug programs and for drug prescribing and dispensing. The Company’s payor suite of products includes a wide range of pharmacy benefits management and claims adjudication systems, as well as informedRx, the Company’s suite of PBM services. The Company’s provider suite of products includes pharmacy practice management systems, point-of-sale applications, and related prescription fulfillment services, which can be integrated with other pharmacy and patient management systems for full enterprise-wide control.

Competitive Strengths

The Company believes that the following competitive strengths are the keys to its success:

Flexible, customized and independent services:  The Company believes a key differentiator between itself and its competitors is not only the Company’s ability to provide innovative PBM services, but also to deliver these services on an à la carte basis. The informedRx suite offers the flexibility of broad product choice along the entire PBM continuum, enabling enhanced customer control, solutions tailored to the Company’s customers’ specific requirements, and flexible pricing. The market for the Company’s products is divided between large customers that have the sophisticated technology infrastructure and staff required to operate a 24-hour data center and other customers that are not able or willing to operate these sophisticated systems.

The Company’s business model allows its large customers to license the Company’s products and operate the Company’s systems themselves (with or without taking advantage of the Company’s significant customization, consulting and systems implementation services) and allows its other customers to utilize the Company’s systems’ capabilities on a fee-per-transaction or subscription basis through ASP processing from the Company’s data center.

Leading technology and platform:  The Company’s technology is robust, scaleable, and web-enabled. The Company’s payor offerings efficiently supported over 400 million transactions in 2009. The platform is able to instantly cross-check multiple processes, such as reviewing claim eligibility, adverse drug reaction and properly calculating member, pharmacy and payor payments. The Company’s technology is built on flexible, database-driven rule sets and broad functionality applicable for most any type of business. The Company believes it has one of the most comprehensive claims processing platforms in the market.

The Company’s technology platform allows it to provide more comprehensive PBM services through its informedRx brand by offering customers a selection of services to choose from to meet their unique needs versus requiring them to accept a one-size-fits-all solution. The Company believes this à la carte offering is a key differentiator from its competitors.

Measurable cost savings for customers:  The Company provides its customers with increased control over prescription drug costs and drug benefit programs. The Company’s pricing model and flexible product offerings are designed to deliver measurable cost savings to the Company’s customers. The Company believes its pricing model is a key differentiator from its competitors for the Company’s customers who want to gain control of their prescription drug costs. For example, the Company’s pharmacy network contracts and manufacturer rebate agreements are made available by the Company to each customer. For customers who select the Company’s pharmacy network and manufacturer rebate services on a fixed fee per transaction basis, there is clarity to the rebates and other fees payable by the pharmaceutical manufacturer or third party rebate administrator to the client. The Company believes that its pricing model together with the flexibility to select from a broad range of customizable services helps the customers realize measurable results and cost savings.

Business Strategy

The Company seeks to enhance its position as a leading provider of technology-enabled PBM services to the pharmaceutical supply chain in North America. The Company’s primary strategies are:

•	Expand the breadth of the Company’s informedRx services for health plans, self-insured employers and government agencies that sponsor pharmacy benefit plans: Within the Company’s informedRx suite of products, it has several key initiatives underway which the Company believes will help it to expand its revenue per claim and make the Company more competitive in the broader market. The Company combines its claims processing capabilities with a full suite of pharmacy benefit management services to offer competitively priced pharmacy networks, specialty drug and mail order programs, manufacturer rebate contracts and clinical programs, to enable the Company’s customers to have more control over their drug spending. With the Company’s diversified product portfolio and the market demand for greater transparency in pricing of prescription drugs, the Company believes it is in an attractive market environment for informedRx to prosper.

•	Provide additional informedRx services to the Company’s existing payor customer base: Based on the success the Company has had to date with informedRx, the Company intends to sell additional services to the Company’s existing customers through its informedRx suite of products which include the Company’s mail and specialty pharmacies, as well as the Company’s competitive pharmacy network and clinical offerings. The Company may also make capital investments in technology to further improve the quality of its products. By providing a broader range of services, the Company believes that it can increase its customer base and the breadth of products utilized by each customer, thereby increasing the Company’s revenue base.

•	Target large public sector fee-for-service opportunities: Based on the success the Company has had to date with public sector opportunities, it intends to sell additional services to state, federal, and provincial Medicaid plans. The Company sells PBM technology solutions to support pharmacy claims processing, Medicaid rebate management, and sophisticated pharmacy claims prior authorization workflow and processing, among other services.

•	Aggressively pursue large health plan technology upgrades: The Company’s goal is to be the industry’s leading provider of tools, technology and services to help its customers better manage pharmacy programs, and in turn, to reduce the cost of drug delivery and enhance the healthcare experience for their plan members.

•	Sell HCIT solutions throughout the LTC/institutional pharmacy market: The long-term care (“LTC”) market often faces the challenge of balancing the conflicting goals of containing healthcare costs, while maintaining and even improving the health of nursing home residents. The dynamics of the nursing home facility/pharmacy/resident relationship, in addition to regulatory restrictions governing the health, safety, and well-being of residents, drive this market’s need for efficient pharmacy benefit management. LTC facilities — including assisted living and skilled nursing facilities — are looking for integrated systems that offer efficient claims processing and adjudication services, cost-saving clinical opportunities, census management and business analysis capabilities.

•	Pursue strategic acquisition opportunities: The Company actively evaluates opportunities to expand its product offerings and customer base through strategic acquisitions. The Company’s acquisition strategy focuses on identifying acquisitions that expand its core footprint in the PBM market, add new products and services in potential high growth areas and provide additional scale in areas such as specialty pharmacy management, oncology or public sector pharmacy (including state Medicare). The Company believes that its management team’s proven ability to successfully identify acquisition opportunities that are complementary and synergistic to its business and to integrate them into its existing operations with minimal disruption has played, and will continue to play, an important role in the expansion of its business.

•	Broaden the Company’s services, technology and markets through next generation growth opportunities: The Company continues to pursue next generation growth opportunities through proprietary development of new technology applications and new PBM services. The Company currently has a number of tools that are available to its HCIT customers to facilitate e-prescribing and other electronic health recordkeeping. The Company believes that this market will continue to grow and offers an excellent opportunity to complement the Company’s PBM services and further enhance its product offerings. In addition, the Company believes that the current healthcare reform efforts, which contemplate an expansion of coverage and emphasis on technology improvements in healthcare services (such as e-prescribing), offer a number of potential growth opportunities.

REGULATORY DEVELOPMENTS

Foreign Private Issuer Status:  The Company is traded on both the Toronto Stock Exchange and the Nasdaq Global Market. In connection with the acquisition of NMHC, a majority of the Company’s outstanding common shares became held by U.S. residents. As a result, the Company ceased to be a “foreign private issuer” (as defined in Rule 3b-4(c) of the Securities Exchange Act of 1934) and is required to file its financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) with the SEC, with a reconciliation of significant differences from accounting principles generally accepted in Canada (“CDN GAAP”) with the Ontario Securities Commission (“OSC”). The Company was required to include a reconciliation to CDN GAAP to the OSC for two years. This requirement ends with the filing of this 2009 Annual Report on Form 10-K, and the related filing with the OSC.

GOVERNMENT REGULATION

Various aspects of the Company’s business are governed by federal and state laws and regulations. Because sanctions may be imposed for violations of these laws, compliance is a significant operational requirement. The Company believes it is in substantial compliance with all existing legal requirements material to the operation of its business. There are, however, significant uncertainties involving the application of many of these legal requirements to its business. In addition, at any given time, there are numerous proposed health care laws and regulations at the federal and state levels, many of which could adversely affect the Company’s business, results of operations, and financial condition. The Company is unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to its business or the health care industry in general, or what effect any such legislation or regulations might have on the Company. The Company also cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws or regulations that could have a material adverse effect on its business or financial performance.

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

Federal Laws and Regulations Affecting the PBM Industry

The following descriptions identify various federal laws and regulations that affect or may affect aspects of the Company’s PBM business:

Legislation and Litigation Affecting Drug Prices

Average wholesale price (“AWP”) is a standard pricing unit published by third party data sources and currently used throughout the pharmacy benefits industry as the basis for determining drug pricing under contracts with clients, pharmacies, and pharmaceutical manufacturers. The calculation and reporting of AWP have been the subject of investigations by federal and state governments and litigation brought against pharmaceutical manufacturers and data services that report AWP. The Company is not responsible for calculations, reports or payments of AWP; however, such investigations or lawsuits could impact its business because many of its customer contracts, pharmaceutical purchase agreements, retail network contracts and other agreements use AWP as a pricing benchmark. In March 2009, a federal district court gave final approval to settlement of class action lawsuits brought against First DataBank (“FDB”) and Medi-Span, two primary sources of AWP reporting. Under the terms of the settlement, FDB and Medi-Span agreed, among other things, to reduce the reported AWP of certain prescription drugs by four percent effective September 26, 2009. FDB and Medi-Span also announced that they would discontinue publishing AWP within two years of the settlement.

In response to this action, the Company, as authorized in most of the Company’s standard customer contracts, adopted a revised pricing benchmark to assure cost neutrality for the Company, its customers, and pharmacies as to what they paid or received, as applicable, for prescription drug products using the AWP pricing benchmark before September 26, 2009 and what they would pay or receive on or after September 26, 2009. While that transition has been accomplished to date with no material adverse effect on the Company, there can be no assurances that customers and pharmacies in reviewing the results of the transition may not challenge the way in which the transition occurred and/or whether it preserved cost neutrality as intended, or that the results of such challenges will not have a material adverse effect on the Company’s financial performance, results of operations and financial condition in future periods. These changes, as well as any changes proposed by the federal government and the states regarding the reimbursement for drugs by Medicaid and Medicare, could impact the Company’s pricing to customers and other payors and could impact its ability to negotiate discounts with manufacturers, wholesalers, or retail pharmacies.

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

As a PDP plan sponsor and in its capacity as a subcontractor with certain Part D Plan clients, the Company is subject to certain federal rules, regulations, and sub-regulatory guidance pertaining to the operation of Medicare Part D. If CMS determines that the Company has not performed satisfactorily as a subcontractor, CMS may request the Company’s PDP or Medicare Advantage Plan client to revoke its Part D activities or responsibilities. While the Company believes that it provides an appropriate level of service under its respective contract and subcontracts, it can give no assurances that CMS or a Part D Plan will not terminate its business relationships insofar as they pertain to Medicare Part D.

PDPs and Medicare Advantage Plans are subject to provisions of the MMA intended to deter “fraud, waste and abuse” and are strictly monitored by CMS and its contracted Medicare Drug Integrity Contractors (“MEDICs”) to ensure that Part D program funds are not spent inappropriately. In April 2006, CMS issued a chapter 9 to the Medicare Prescription Drug Benefit Manual interpreting the fraud, waste and abuse provisions of Part D, referred to as the “FWA Guidance.” Among other things, the FWA Guidance cites the following examples of potential PBM fraud, waste and abuse risks in connection with Part D: prescription drug switching, unlawful remuneration, inappropriate formulary decisions, prescription drug splitting or shorting, and failure to offer negotiated prices. CMS has offered additional sub-regulatory guidance regarding some of these risk areas, particularly with respect to the Part D formulary decision making process which is highly regulated by CMS. No assurance can be given that the Company will not be subject to scrutiny or challenge under one or more of the underlying laws by the government enforcers or private litigants.

Also in 2006, CMS issued guidance to PDPs and Medicare Advantage Plans requiring that such plans report 100% of all price concessions received for PBM services. This CMS guidance suggests that best practices would require PDPs and Medicare Advantage Plans to contractually require the right to audit their PBMs, as well as require 100% transparency as to manufacturer rebates paid for drugs provided under the sponsor’s plan, including the portion of such rebates retained by the PBM as part of the price concession for the PBM’s services. In 2009, CMS codified this guidance in regulations, effective January 1, 2010, that will require Part D drug plan sponsors to use the amount paid to a pharmacy as the basis for determining cost sharing for beneficiaries and for reporting a plan’s drug costs to CMS. The Company does not anticipate that such disclosures will have a materially adverse effect on its business, results of operations, financial condition, or cash flows.

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

In April 2003, the OIG published “Final OIG Compliance Program Guidance for Pharmaceutical Manufacturers” referred to as “Compliance Guidance.” The Compliance Guidance is voluntary and is directly aimed at the compliance efforts of pharmaceutical manufacturers. This Compliance Guidance highlights several transactions as potential risks, including the provision of grants, “prebates” and “upfront payments” to PBMs to support disease management programs and therapeutic interchanges. The Compliance Guidance also indicates that the provision of rebates or other payments to PBMs by pharmaceutical manufacturers may potentially trigger liability under the Anti-Kickback Statute, if not properly structured and disclosed.

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

Federal Statutes Prohibiting False Claims.

The Federal False Claims Act imposes liability for knowingly making or causing to be made false claims with respect to governmental programs, such as Medicare and Medicaid, for services not rendered, or for misrepresenting actual services rendered, in order to obtain higher reimbursement. Private individuals may bring qui tam or whistleblower suits against providers under the Federal False Claims Act, which authorizes the payment of a portion of any recovery to the individual bringing suit. Such actions are initially required to be filed under seal pending their review by the Department of Justice. Federal district courts have interpreted the Federal False Claims Act as applying to claims for reimbursement that violate the anti-kickback statute or federal physician self-referral law under certain circumstances. The Federal False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed to be a separate violation of the Federal False Claims Act. Criminal provisions that are similar to the Federal False Claims Act provide that a corporation may be fined if it is convicted of presenting to any federal agency a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency.

In 2009, the Company did directly contract with the federal government to provide services to beneficiaries of federally funded health programs. Therefore, the Company did directly submit claims to the federal government. In addition, the Company does contract with and provide services to entities or organizations that are federal government contractors, such as Medicare Part D PDPs. There can be no assurance that the government would not potentially view one or more of the Company’s actions in providing services to federal government contractors as causing or assisting in the presentment of a false claim particularly in light of the April 2009 amendment of the law to expand the scope of liability. The Company does not believe it is in violation of the Federal False Claims Act and it has a corporate compliance and ethics program, policies and procedures and internal controls in place to help maintain an organizational culture of honesty and integrity.

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

ERISA also imposes civil and criminal liability on service providers to health plans and certain other persons if certain forms of illegal remuneration are made or received. These provisions of ERISA are similar, but not identical, to the federal healthcare Anti-Kickback Statute discussed above. In particular, ERISA does not provide the statutory and regulatory safe harbor exceptions incorporated into the federal healthcare Anti-Kickback Statute. Like the health care anti-kickback laws, the corresponding provisions of ERISA are written broadly and their application to particular cases is often uncertain. The Company has implemented policies regarding, among other things, disclosure to health plan sponsors with respect to any commissions paid by or to it that might fall within the scope of such provisions and accordingly believe it is in substantial compliance with any applicable provisions of ERISA. However, the Company can provide no assurance that its policies in this regard would be found by the appropriate enforcement authorities and potential private litigants to meet the requirements of ERISA.

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

State Anti-Remuneration/False Claims Laws.

Several states have laws and/or regulations similar to the federal healthcare Anti-Kickback Statute and Federal False Claims Act described above, while several others are currently considering passing or strengthening false claims laws. Such state laws are not necessarily limited to services or items for which federally funded health care program payments may be made. Such state laws may be broad enough to include improper payments made in connection with services or items that are paid by commercial payors. Sanctions for violating these state anti-remuneration and false claims laws may include injunction, imprisonment, criminal and civil fines and exclusion from participation in the state Medicaid programs. Additionally, under the Deficit Reduction Act of 2005, discussed in greater detail below, states are incentivized to pass broad false claims legislation similar to the Federal False Claims Act and there has been activity in several states during the past several years to do so.

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

In addition, certain quasi-regulatory organizations, including the National Association of Boards of Pharmacy and the National Association of Insurance Commissioners (“NAIC”) have issued model regulations or may propose future regulations concerning PBMs and/or PBM activities, and the National Committee for Quality Assurance (“NCQA”), the Utilization Review Accreditation Commission (“URAC”), or other credentialing organizations may provide voluntary standards regarding PBM activities. In 2007, for example, URAC finalized PBM accreditation standards for PBMs serving the commercially insured market. While the actions of these quasi-regulatory organizations do not have the force of law, they may influence states to adopt their requirements or recommendations and influence customer requirements for PBM services. Moreover, any standards established by these organizations could also impact the Company’s health plan customers and/or the services it provides to them.

The Company believes that it is in substantial compliance with all such laws and requirements where required, and continue to monitor legislative and regulatory developments. In 2009, the Company was awarded full pharmacy benefit management accreditation from URAC. There can be no assurance, however, regarding the future interpretation of these laws and their applicability to the activities of the Company’s PBM business. Future legislation or regulation, or interpretations by regulatory and quasi-regulatory authorities of existing laws and regulations, could materially affect the cost and nature of the Company’s business as currently conducted.

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

State Legislation Affecting Plan or Benefit Design.

Some states have enacted legislation that prohibits certain types of managed care plan sponsors from implementing certain restrictive design features, and many states have legislation regulating various aspects of managed care plans, including provisions relating to the pharmacy benefits. For example, some states, under so-called freedom of choice legislation, provide that members of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers. Other states have enacted legislation purporting to prohibit health plans from offering members financial incentives for use of mail service pharmacies. Legislation has been introduced in some states to prohibit or restrict therapeutic intervention, to require coverage of all FDA-approved drugs or to require coverage for off-label uses of drugs where those uses are recognized in peer-reviewed medical journals or reference compendia. Other states mandate coverage of certain benefits or conditions and require health plan coverage of specific drugs, if deemed medically necessary by the prescribing physician. Such legislation does not generally apply to the Company directly, but may apply to certain of its clients, such as HMOs and health insurers. If legislation were to become widely adopted, it could have the effect of limiting the economic benefits achievable through PBMs. This development could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

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

Pharmacy Licensure and Regulation.

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

Deficit Reduction Act of 2005.

The Deficit Reduction Act of 2005 (“DRA”) came into law on February 8, 2006 enacting significant changes to the Medicaid system, a state and federally funded program, with respect to prescription drugs. Among other things, the DRA revises the methodology used to determine federal upper payment limits, the maximum amount a state can reimburse for generic drugs under Medicaid, permits stronger cost-sharing requirements applicable to Medicaid prescription drugs, and contains provisions intended to reduce fraud, waste and abuse in the Medicaid program. The DRA’s fraud, waste and abuse provisions, among other things, incentivize states to enact their own false claims acts, mirrored on the Federal False Claims Act, described above, and appropriate federal funding to increase scrutiny of the Medicaid program. The fraud, waste and abuse provisions also include a provision intended to strengthen Medicaid’s status as payor of last resort relative to private health insurance by specifying that PBMs and self-insured plans may be liable third parties. The provisions in the DRA have the potential to impact the PBM industry by means of increased prosecutorial and private litigant scrutiny of the pharmaceutical industry in general, which may include PBMs. Additionally, the DRA mandates the public availability of pharmaceutical manufacturer average manufacturer prices (“AMPs”) and creates incentives to states to use AMPs for Medicaid reimbursement, potentially paving the way for a more general market shift in reimbursement mechanisms from AWP-based methodologies to AMP-based methodologies, discussed in more detail above, under “Legislation and Litigation Affecting Drug Prices.” Additionally, the third party recovery provisions in the DRA may lead to greater financial recoveries from third party PBMs in cases where Medicaid was not properly a primary payor on a drug claim, even where a PBM is not financially at risk.

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

The Health Insurance Portability and Accountability Act of 1996 and the regulations issued thereunder (collectively “HIPAA”) impose extensive requirements on the way in which health plans, healthcare providers, healthcare clearinghouses (known as “covered entities”) and their business associates use, disclose and safeguard protected health information (“PHI”), including requirements to protect the integrity, availability and confidentiality of electronic PHI. Many of these obligations were expanded under the Health Information Technology for Economic and Clinic Health Act (the “HITECH Act”), passed as part of the American Recovery and Reinvestment Act of 2009.

The final privacy regulations (“Privacy Rule”) issued by the DHHS pursuant to HIPAA, gives individuals the right to know how their PHI is used and disclosed, as well as the right to access, amend and obtain information concerning certain disclosures of PHI. Covered entities, such as pharmacies and health plans, are required to provide a written Notice of Privacy Practices to individuals that describes how the entity uses and discloses PHI, and how individuals may exercise their rights with respect to their PHI. For most uses and disclosures of PHI other than for treatment, payment, healthcare operations or certain public policy purposes, HIPAA generally requires that covered entities obtain a valid written individual authorization. In most cases, use or disclosure of PHI must be limited to the minimum necessary to achieve the purpose of the use or disclosure.

The Company is itself a covered entity under HIPAA in connection with its operation of a mail service pharmacy and specialty pharmacy. In connection with its other PBM activities, the Company is not considered a covered entity. However, the Company’s health plan clients and pharmacy customers are covered entities, and are required to enter into business associate agreements with vendors, such as PBMs, that perform a function or activity for the covered entity that involves the use or disclosure of individually identifiable health information. The business associate agreements mandated by the Privacy Rule create a contractual obligation for the PBM to perform its duties for the covered entity in compliance with the Privacy Rule, and as of February 17, 2010, also create a statutory obligation for the PBM to satisfy certain aspects of the Privacy Rule and the final HIPAA security regulations. Criminal penalties and civil sanctions may be imposed for failing to comply with HIPAA standards, and these penalties and sanctions have significantly increased under the HITECH Act.

The final transactions and code sets regulation (the “Transaction Rule”) promulgated under HIPAA requires that all covered entities that engage in electronic transactions use standardized formats and code sets. It is incumbent upon PBMs to conduct all such transactions in accordance with the Transaction Rule to satisfy the obligations of their covered entity clients. DHHS promulgated a National Provider Identifiers (“NPI”) Final Rule which requires health plans to utilize NPIs in all Standard Transactions. NPIs replaced National Association of Boards of Pharmacy numbers for pharmacies, Drug Enforcement Agency numbers for physicians and similar identifiers for other health care providers. The Company has undertaken the necessary arrangements to ensure that its standard transactions remain compliant with the Transaction Rule subsequent to the implementation of NPI Final Rule.

The final security regulations (the “Security Rule”) issued pursuant to HIPAA mandate the use of administrative, physical, and technical safeguards to protect the confidentiality of electronic health care information. Similarly to the other two rules issued pursuant to HIPAA, the Security Rule applies to covered entities. As of February 17, 2010, aspects of the Security Rule will also apply to business associates. The Company has made the necessary arrangements to ensure compliance with the Security Rule for all aspects of its business.

The Company must also comply with the recently promulgated “breach notification” regulations, which implement provisions of the HITECH Act. Under these regulations, covered entities must promptly notify affected individuals in the case of a breach of “unsecured PHI,” as well as the HHS Secretary and the media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to the HHS Secretary on an annual basis. The regulations also require business associates of covered entities to notify the covered entity of breaches at or by the business associate. The Company is taking reasonable steps to reduce the amount of unsecured PHI it handles.

While new and future regulatory interpretations could alter the Company’s assessment of its efforts to comply with HIPAA, the HITECH Act, and implementing regulations and guidance, the Company currently believes that compliance with these legal authorities should not have a material adverse effect on its business operations.

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

EMPLOYEES

As of December 31, 2009, the Company had 935 employees, primarily located in Lisle, Illinois, and Scottsdale, Arizona, whose services are devoted full time to SXC Health Solutions Corp. and its subsidiaries. The Company has never had a work stoppage. The Company’s personnel are not represented by any collective bargaining unit and are not unionized. The Company considers its relations with its personnel to be good. The Company’s future success will depend, in part, on its ability to continue to attract, retain, and motivate highly qualified technical and managerial personnel, for whom competition is intense.

FINANCIAL INFORMATION ABOUT SEGMENTS

Effective with the acquisition of NMHC in April 2008, the Company operates in two reportable operating segments, PBM and HCIT, which provide both recurring and non-recurring revenues from the pharmaceutical benefits management industry. The Company conducts business in both the United States and Canada. Financial information about the Company’s two segments and two geographical areas is described in Notes 9 and 14 to Item 8, “Financial Statements and Supplementary Data,” to this Annual Report on Form 10-K.

CUSTOMERS

The Company generates a significant portion of its revenue from a small number of customers and for the year ended December 31, 2009, the State of Hawaii accounted for 11.7% of revenue and Boston Medical Health Center accounted for 12.6% of revenue. The loss of, or substantial changes in the services provided to, these significant customers, or the loss of other customers that could be significant in the aggregate, could have a material adverse effect on the Company’s results of operations.

ITEM 1A.	RISK FACTORS

INDUSTRY RISKS

Our future growth is dependent on further market acceptance and increased market penetration of our products.

Our business model depends on our ability to sell our products and services. Achieving increased market acceptance of our products and services will require substantial sales and marketing efforts and the expenditure of significant financial and other resources to create awareness and demand by participants in the pharmaceutical supply chain. Additionally, pharmaceutical providers and payors, which may have invested substantial resources in other methods of conducting business and exchanging information, may be reluctant to purchase our products and services.

We cannot be assured that pharmaceutical providers and payors will purchase our products and services. If we fail to achieve broad acceptance of our products and services by pharmaceutical providers, payors, and other healthcare industry participants, or if we fail to position our services as a preferred method for information management and pharmaceutical healthcare delivery, our business, financial condition, and results of operations will be materially adversely affected.

The electronic healthcare information market is rapidly evolving. A number of market entrants have introduced or developed products and services that are competitive with one or more components of our offerings. We expect that additional companies will continue to enter this market. In new and rapidly evolving industries, there is significant uncertainty and risk as to the demand for, and market acceptance of, products and services. Because the markets for our products and services are evolving, we are not able to predict the size and growth rate of the markets with any certainty. We cannot be assured that the markets for our products and services will continue to grow or, if they do, that they will be strong and continue to grow at a sufficient pace. If markets fail to grow, grow more slowly than expected or become saturated with competitors, our business, financial condition, and results of operations could be materially adversely affected.

Competition in our industry is intense and could reduce or eliminate our profitability.

The PBM industry is very competitive. If we do not compete effectively, our business, results of operations, financial condition or cash flows could suffer. The industry is highly consolidated and dominated by a few large companies with significant resources, purchasing power, and other competitive advantages, which we do not have. A limited number of firms, including national PBM companies such as Medco, Express Scripts, Inc., and CVS/Caremark Rx, Inc., have significant market share of the prescription volume. Our competitors also include drug retailers, physician practice management companies, and insurance companies/health maintenance organizations. We may also experience competition from other sources in the future. PBM companies compete primarily on the basis of price, service, reporting capabilities and clinical services. In most cases, our competitors are large, profitable, and well-established companies with substantially greater financial and marketing resources than our resources.

Consolidation in the healthcare industry could materially adversely affect our business, financial condition and results of operations.

Many healthcare industry participants are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, thereby decreasing the number of market participants, competition to provide products, and services like ours will become more intense, and the importance of establishing relationships with key industry participants will become greater. In the past we have lost customers as a result of industry consolidation. In addition, industry participants may try to use their market power to negotiate price reductions for our products and services. Further, consolidation of management and billing services through integrated delivery systems may decrease demand for our products. If we are forced to reduce prices as a result of either an imbalance of market power or decreased demand for our products, revenue would be reduced and we could become significantly less profitable.

Future changes in laws or regulations in the healthcare industry could adversely affect our business.

The healthcare industry is highly regulated and is subject to changing political, economic, and regulatory influences. For example, the Balanced Budget Act of 1997 (Public Law 105-32) contained significant changes to Medicare and Medicaid and had an impact for several years on healthcare providers’ ability to invest in capital intensive systems. In addition, HIPAA and

Canadian privacy statutes directly impact the healthcare industry by requiring various security and privacy measures in order to ensure the protection of patient health information. More recently, increased government involvement in healthcare, such as the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (which introduced the Medicare Part D benefit effective January 1, 2006), the Deficit Reduction Act of 2005, the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”), the American Recovery and Reinvestment Act of 2009, and other U.S. initiatives at both the federal and state level could lower reimbursement rates and otherwise change the business environment of our customers and the other entities with which we have a business relationship. Further, existing laws and regulations are subject to changing interpretation by courts, regulatory agencies, and agency officials. PBMs have also increasingly become the target of federal and state litigation over practices relating to drug switching, handling of rebates, and fiduciary duties.

These factors affect PBMs directly, as well as impacting the purchasing practices and operation of healthcare organizations. U.S. federal and state legislatures are currently considering programs to reform or amend the U.S. healthcare system and to change healthcare financing and reimbursement systems. Those reforms, if enacted, may increase the number of individuals who have health insurance coverage and expand the market for pharmaceutical products. However, healthcare industry participants may also respond by reducing their investments or postponing investment decisions, including investments in our product offerings. The healthcare industry is expected to continue to undergo significant changes for the foreseeable future, and we cannot predict the effect of possible future legislation and regulation on our business, financial condition and results of operations.

BUSINESS RISKS

Demands by our customers for enhanced service levels or possible loss or unfavorable modification of contracts with our customers could negatively affect our profitability.

As our customers face the continued rapid growth in prescription drug costs, they may demand additional services and enhanced service levels to help mitigate the increase in spending. We operate in a very competitive environment, and as a result, may not be able to increase our fees to compensate for these increased services which could negatively affect our profitability.

Due to the term of our contracts with customers, if we are unable to renew those contracts at the same service levels previously provided, or at all, or replace any lost customers, our future business and results of operation would be adversely affected.

Our contracts with customers generally do not have terms longer than three years and, in some cases, are terminable by the customer on relatively short notice. Our larger customers generally seek bids from other PBM providers in advance of the expiration of their contracts. In addition, we believe the managed care industry is undergoing substantial consolidation, and another party that is not our customer could acquire some of our managed care customers. In such a case, the likelihood such customer would renew its PBM contract with us could be reduced, and the likelihood of a reduction in services would increase.

We are dependent on key customers.

We generate a significant portion of our revenue from a small number of customers. One of our customers accounted for 12.6% and another accounted for 11.7% of our total revenue for the year ended December 31, 2009, respectively. If our existing customers elect not to renew their contracts with us at the expiry of the current terms of those contracts, or reduce the level of service offerings the Company provides, our recurring revenue base will be reduced, which could have a material adverse effect on our results of operations. Furthermore, we sell most of our computer software and services to PBM organizations, Blue Cross/Blue Shield organizations, managed care organizations and retail/mail-order pharmacy chains. If the healthcare benefits industry or our customers in the healthcare benefits industry experience problems, they may curtail spending on our products and services and our business and financial results could be materially adversely affected. For example, we may suffer a loss of customers if there is any significant consolidation among firms in the healthcare benefits industry or other participants in the pharmaceutical supply chain or if demand for pharmaceutical claims processing services should decline.

Many of our clients put their contracts out for competitive bidding prior to expiration. Competitive bidding requires costly and time-consuming efforts on our behalf and, even after we have won such bidding processes, we can incur significant expense in proceedings or litigation contesting the adequacy or fairness of these bidding processes. We could lose clients if they cancel their agreements with us, if we fail to win a competitive bid at the time of contract renewal, if the financial condition of any of our clients deteriorates or if our clients are acquired by, or acquire, companies with which we do not have contracts. Over the past several years, self-funded employers, third party administrators and other managed care companies have experienced significant consolidation. Consolidations by their very nature reduce the number of clients who may need our services. A client involved in a merger or acquisition by a company that is not a client of ours may not renew, and in some instances may terminate, its contract with us. Our clients have been and may continue to be, subject to consolidation pressure.

Our business strategy of expansion through acquisitions may result in unexpected integration costs and challenges, loss of acquired business and/or dilution to existing shareholders.

We look to the acquisition of other businesses, such as the acquisition of NMHC, as a way to achieve our strategy of expanding our product offerings and customer base. The successful implementation of this acquisition strategy depends on our ability to identify suitable acquisition candidates, acquire companies on acceptable terms, integrate the acquired company’s operations and technology successfully with our own, and maintain the goodwill of the acquired business. We are unable to predict whether or when we will be able to identify any suitable additional acquisition candidates or, the likelihood that any potential acquisition will be completed. It is also possible that a potential acquisition will be dilutive to existing shareholders. In addition, while we believe we have the experience and know-how to integrate acquisitions, such efforts entail significant risks including, but not limited to:

•	a diversion of management’s attention from other business concerns;

•	failure to successfully integrate the operations, services, products and personnel of an acquired company;

•	failure to realize expected synergies from an acquired company;

•	possible inconsistencies in standards, controls, procedures and policies among the companies being combined or assimilated, which would make it more difficult to implement and harmonize company-wide financial, accounting, billing, information technology and other systems;

•	possible difficulties maintaining the quality of products and services that acquired companies have historically provided;

•	required amortization of the identifiable intangible assets of an acquired business, which will reduce our net income in the years following its acquisition, and we also would be required to reduce our net income in future years if we were to experience an impairment of goodwill or other intangible assets attributable to an acquisition;

•	the potential loss of key employees or customers from either our current business or the business of the acquired company;

•	coordinating businesses located in different geographic regions; and

•	the assumption of significant and/or unknown liabilities of the acquired company.

Our future success depends upon the ability to grow, and if we are unable to manage our growth effectively, we may incur unexpected expenses and be unable to meet our customers’ requirements.

An important part of our business strategy is to expand the scope of our operations, both organically and through acquisitions. We cannot be certain that our systems, procedures, controls, and space will be adequate to support expansion of our operations, and we may be unable to expand and upgrade our systems and infrastructure to accommodate any future growth. Growth in operations will place significant demands on our management, financial and other resources. Our future operating results will depend on the ability of our management and key employees to successfully manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. Our inability to finance future growth, manage future expansion or hire and retain the personnel needed to manage our business successfully could have a material adverse effect on our business, financial condition and results of operations.

Changes in the industry pricing benchmarks could adversely affect our financial performance.

Contracts in the prescription drug industry, including our contracts with our retail network pharmacies and with our PBM customers, have traditionally used certain published benchmarks to establish pricing for prescription drugs. These benchmarks include Average Wholesale Price (“AWP”), Average Sales Price (“ASP”), Average Manufacturer Price, Wholesale Acquisition Cost, and Direct Price. Most of our contracts with pharmacies and customers historically utilized the AWP standard. In March 2009, class action litigation settlements with the two primary entities that publish AWP, First DataBank (“FDB”) and Medi-Span, have raised uncertainties as to whether payors, pharmacy providers, PBMs and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated or whether other pricing benchmarks will be adopted for establishing prices within the industry.

In March 2009, a federal district court gave final approval to settlements of class action lawsuits brought against FDB and Medi-Span, two primary sources of AWP price reporting. Under the terms of the settlements, FDB and Medi-Span have agreed, among other things to reduce the reported AWP of certain drugs by four percent, and FDB and Medi-Span also announced that they would discontinue publishing AWP within two years of the settlements. On September 3, 2009, a federal appeals court rejected challenges to the settlements, clearing the way for the AWP reductions to take effect on September 26, 2009. In response to this action, the Company, as authorized in most of the Company’s standard customer contracts, adopted a revised pricing benchmark to ensure cost neutrality for the Company, its customers and pharmacies as to what they paid or received, as applicable, for prescription drug products using the AWP pricing benchmark before September 26, 2009 and what they would pay or receive on or after September 26, 2009. While that transition has been accomplished to date with no material adverse effect on the Company, there can be no assurances that customers and pharmacies in reviewing the results of the transition may not challenge the way in which the transition occurred and/or whether it preserved cost neutrality as intended, or that the results of such challenges will not have a material adverse effect on our financial performance, results of operations and financial condition in future periods.

Further, changes in the reporting of any applicable pricing benchmarks, including the expected introduction of a new pricing benchmark in place of AWP by FDB and Medi-Span, or in the basis for calculating reimbursements proposed by the federal government and certain states, and other legislative or regulatory adjustments that may be made regarding the reimbursement of payments for drugs by Medicaid and Medicare, could impact our pricing to customers and other payors and could impact our ability to negotiate discounts with manufacturers, wholesalers, or retail pharmacies. In some circumstances, such changes could also impact the reimbursement that we receive in our mail order and specialty pharmacies or that we receive from Medicare or Medicaid programs for drugs covered by such programs and from managed care organizations that contract with government health programs to provide prescription drug benefits. In addition, it is possible that payors and pharmacy providers will disagree with the use or application of the changes we have put in place or begin to evaluate other pricing benchmarks as the basis for contracting for prescription drugs and PBM services in the future, and the effect of this development on our business cannot be predicted at this time. Due to these and other uncertainties, we can give no assurance that the short or long-term impact of changes to industry pricing benchmarks will not have a material adverse effect on our financial performance, results of operations and financial condition in future periods.

If we lose relationships with one or more key pharmaceutical manufacturers or if rebate payments we receive from pharmaceutical manufacturers and rebate processing service providers decline, our business, results of operations, financial condition or cash flows could be negatively impacted.

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

Congress is currently considering proposals to reform the U.S. healthcare system, including healthcare reform legislation proposed at the end of 2009. Some proposals could impact PBMs directly (e.g. requiring disclosure of information about pricing and product switches), while others would have an indirect effect (e.g. modifying reimbursement rates for pharmaceutical manufacturers participating in government programs). These proposals may increase government involvement in healthcare and regulation of PBM or pharmacy services, or otherwise change the way we do business. These proposals may also increase governmental regulation of managed care plans. Some of these initiatives would, among other things, require that health plan members have greater access to drugs not included on a plan’s formulary and give health plan members the right to sue their health plans for malpractice when they have been denied care. Health plan sponsors may react to these proposals and the uncertainty surrounding them by cutting back or delaying the purchase of our PBM services, and manufacturers may react by reducing rebates or reducing supplies of certain products. These proposals could lead to a decreased demand for our services or to reduced rebates from manufacturers. We cannot predict what effect, if any, these proposals may have on our businesses. Other legislative or market-driven changes in the healthcare system that we cannot anticipate could also materially adversely affect our business, financial condition and results of operations.

If we are unable to compete successfully, our business, financial condition and results of operations will be adversely affected.

The market for our products and services is fragmented, intensely competitive and is characterized by rapidly changing technology, evolving industry standards and user needs and the frequent introduction of new products and services. We compete on the basis of several factors, including: breadth and depth of services; reputation; reliability, accuracy and security of our software programs; ability to enhance existing products and services; ability to introduce and gain market acceptance of new products and services quickly and in a cost-effective manner; customer service; price and cost-saving measures; and industry expertise and experience.

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

In addition, the HCIT market is characterized by rapid technological change and increasingly sophisticated and varied customer needs. To successfully compete in this market, we must continue to enhance our existing products and services, anticipate and develop new technology that addresses the needs of our existing and prospective customers and keep pace with changing industry standards on a timely and cost-effective basis. The development of our proprietary technology entails significant technical and business risks, and we may not be successful in using new technologies effectively or in adapting our proprietary technology to evolving customer requirements or industry practice. Moreover, competitors may develop products that are more efficient, less costly, or otherwise better received by the market than us. We cannot be assured that we will be able to introduce new products in a timely manner, or at all, or that such products will achieve market acceptance.

There can be no assurance that we will be able to compete successfully against current and future competitors or that the competitive pressures that we face will not materially adversely affect our business, financial condition, and results of operations.

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

Furthermore, our customers might use our software together with products from other companies. As a result, when problems occur, it might be difficult to identify the source of the problem. Even when our software does not directly cause these problems, the existence of these errors might cause us to incur significant costs, divert the attention of our technical personnel from development efforts, impact our reputation or cause significant customer relations problems.

We may be liable for the consequences of the use of incorrect or incomplete data that we provide.

We provide data, including patient clinical information, to pharmaceutical providers for their use in dispensing prescription drugs to patients. Third-party contractors provide us with most of this data. If this data is incorrect or incomplete, adverse consequences, including severe injury or death, may occur and give rise to product liability and other claims against us. In addition, a court or government agency may take the position that our delivery of health information directly, including through pharmaceutical providers, or delivery of information by a third-party site that a consumer accesses through our websites, exposes us to personal injury liability, or other liability for wrongful delivery or handling of healthcare services or erroneous health information. While we maintain product liability insurance coverage in an amount that we believe is sufficient for our business, we cannot be assured that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. A claim brought against us that is uninsured or under-insured could materially harm our business, financial condition and results of operations. Even unsuccessful claims could result in substantial costs and diversion of management resources.

It is difficult to predict the length of the sales cycle for our healthcare software solutions.

The length of the sales cycle for our healthcare software solutions is difficult to predict, as it depends on a number of factors, including the nature and size of the potential customer and the extent of the commitment being made by the potential customer. Our sales and marketing efforts with respect to pharmaceutical providers and payors generally involve a lengthy sales cycle due to these organizations’ complex decision-making processes. Additionally, in light of increased government involvement in healthcare and related changes in the operating environment for healthcare organizations, our current and potential customers may react by curtailing or deferring investments, including those for our services. In many cases, our acquisition of new business is dependent on us successfully bidding pursuant to a competitive bidding process. If potential customers take longer than we expect to decide whether to purchase our solutions, our selling expenses could increase and our revenues could decrease or be delayed, which could materially harm our business, financial condition and results of operations.

Due to complex calculations within our customer contracts, we may be required to issue significant credit memos to our customers that could adversely affect our business, profitability and growth prospects.

Contracts with our customers have complex calculations. We are consistently in the process of implementing procedures to improve our monitoring of material contractual obligations. We continue to issue credit memos to customers related to meeting, among other things, pricing performance guarantees. The continued issuance of credit memos could adversely affect our business, profitability and growth prospects.

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

The success of our business depends in part on our ability to operate our systems without interruption. Our products and services are susceptible to all the threats inherent in computer software and other technology-based systems. Our systems are vulnerable to, among other things, power loss and telecommunications failures, software and hardware errors, failures or crashes, computer viruses and similar disruptive problems, and fire, flood, and other natural disasters. Although we take precautions to guard against and minimize damage from these and other potential risks, including implementing disaster recovery systems and procedures, they are often unpredictable and beyond our control. Any significant interruptions in our services could damage our reputation in the marketplace and have a material adverse effect on our business, financial condition and results of operations.

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

We use third-party licenses for some of the technology used in our solutions, and intend to continue licensing technologies from third parties. These licenses are the type that ordinarily accompany the business that we conduct. However, these licenses might not continue to be available to us on commercially reasonable terms or at all in the future. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Although we are not dependant upon any individual license and believe that substitutes are generally available, our inability to obtain or renew any of these licenses could delay development of our new product offerings or prevent us from selling our existing solutions until equivalent technology can be identified, licensed and integrated, or developed by us, and there is no assurance as to when we would be able to do so, if at all. Lack of access to required licenses from third parties could harm our business, financial condition, and results of operations.

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

We could suffer civil and/or criminal penalties, lose customers, and be required to pay substantial damages or make significant changes to our operations if we fail to comply with complex and rapidly evolving laws and regulations.

During the past several years, the U.S. health care industry has been subject to an increase in governmental regulation at both the federal and state levels. Numerous state and federal laws and regulations affect our business and operations. The categories include, but are not necessarily limited to:

•	health care fraud and abuse laws and regulations, which prohibit certain types of payments and referrals as well as false claims made in connection with health benefit programs;

•	privacy and confidentiality laws and regulations, including those under HIPAA;

•	ERISA and related regulations, which regulate many health care plans;

•	potential regulation of the PBM industry by the U.S. Food and Drug Administration;

•	the Medicare prescription drug coverage law and Centers for Medicare and Medicaid Services (“CMS”) regulations;

•	consumer protection and unfair trade practice laws and regulations;

•	various licensure laws, such as state insurance, managed care and third party administrator licensure laws;

•	pharmacy laws and regulations;

•	antitrust lawsuits challenging PBM pricing practices;

•	state legislation regulating PBMs or imposing fiduciary status on PBMs;

•	drug pricing legislation, including “most favored nation” pricing and “unitary pricing” legislation;

•	other Medicare and Medicaid reimbursement regulations;

•	pending legislation regarding importation of drug products into the United States;

•	legislation imposing benefit plan design restrictions, which limit how our customers can design their drug benefit plans;

•	network pharmacy access laws, including “any willing provider” and “due process” legislation, that affect aspects of our pharmacy network contracts; and

•	formulary development and disclosure laws

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

We cannot predict whether or when future healthcare reform initiatives by U.S. federal or state, Canadian or other foreign regulatory authorities will be proposed, enacted or implemented or what impact those initiatives may have on our business, financial condition or results of operations. Additionally, government regulation could alter the clinical workflow of physicians, hospitals, and other healthcare participants, thereby limiting the utility of our products and services to existing and potential customers and resulting in a negative impact on market acceptance of our products and services.

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

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 created a new, voluntary prescription drug benefit for Medicare beneficiaries entitled to Medicare benefits under Part A or enrolled in Medicare Part B effective January 1, 2006. We currently participate in the administration of the Medicare drug benefit: (i) through the provision of PBM services to our health plan customers and other customers that have qualified as a prescription drug plan (“PDP”) or a “Medicare Advantage” plan, (ii) by assisting employers, unions and other health plan customers that qualify for the retiree drug subsidy available under Medicare Part D by collecting and submitting eligibility and/or drug cost data to CMS for them in order to obtain the subsidy, and (iii) by operating as a CMS approved Employer/Union Group Waiver PDP contract with CMS (S8841). Our existing PBM business could be adversely affected if our customers decide to discontinue providing prescription drug benefits altogether to their Medicare-eligible members. We are not yet able to assess the impact that Medicare Part D will have on our customers’ decisions to continue to offer a prescription drug benefit to their Medicare-eligible members.

In addition, as an approved PDP sponsor, we are a direct contractor to the federal government and subject to the rules, regulations, and enforcement authority of the federal government over its contractors. In addition, under regulations established by CMS governing participation in the Medicare Part D program, our subsidiary, NMHC Group Solutions Insurance, Inc. (“GSI”), a former risk-bearing entity regulated under state insurance laws, must obtain licensure as a domestic insurance company. GSI has been approved to operate as a risk-bearing entity in its domicile state, Delaware, as required by CMS, and has obtained approval from all but two state insurance departments that it is not required to maintain a risk bearing license in such states. We did not continue to provide our PDP to individual Medicare Part D enrolees in 2009 and CMS has acknowledged our intent to provide the PDP Medicare benefits solely to employer groups. In addition, as of January 1, 2008, we only provide non-risk bearing Medicare benefits to employer groups that will reimburse us directly for any prescription drug costs. We do not intend at this time to offer our PDP to employer groups in instances where we could be subject to risk.

If our security is breached, outsiders could gain access to information we are required to keep confidential, and we could be subject to liability and customers could be deterred from using our services.

Our business relies on using the Internet to transmit confidential information. However, the difficulty of securely transmitting confidential information over the Internet has been a significant barrier to engaging in sensitive communications over the Internet, and is an important concern of our existing and prospective customers. Publicized compromise of Internet security, including third-party misappropriation of patient information or other data, or a perception of any such security breach, may deter people from using the Internet for these purposes, which would result in an unwillingness to use our systems to conduct transactions that involve transmitting confidential healthcare information. Further, if we are unable to protect the physical and electronic security and privacy of our databases and transactions, we could be subject to potential liability and regulatory action, our reputation and customer relationships would be harmed, and our business, operations, and financial results may be materially adversely affected.

We are highly dependent on senior management and key employees. Competition for our employees is intense, and we may not be able to attract and retain the highly skilled employees that we need to support our business.

Our success largely depends on the skills, experience, and continued efforts of our management and other key personnel, and on our ability to continue to attract, motivate, and retain highly qualified individuals. Competition for senior management and other key personnel is intense, and the pool of suitable candidates is limited. If we lose the services of one or more of our key employees, we may not be able to find a suitable replacement and our business, financial condition and results of operations could be materially adversely affected.

Our ability to provide high-quality services to our customers also depends in large part upon the experience and expertise of our employees generally. We must attract and retain highly qualified personnel with a deep understanding of the healthcare and HCIT industries. We compete with a number of companies for experienced personnel and many of these companies, including customers and competitors, have greater resources than we have and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to customers and competitors who may seek to recruit them and increases the cost of replacing them. If we are unable to attract or retain qualified employees, the quality of our services could diminish and we may be unable to meet our business and financial goals.

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

We have goodwill and other intangible assets of approximately $179.4 million as of December 31, 2009. We are required to periodically evaluate goodwill and other intangible assets for impairment. In the future we may take charges against earnings resulting from impairment. Any determination requiring the write off of a significant portion of our goodwill or other intangible assets could adversely affect our results of operations and our financial condition.

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

Changes in our accounting estimates and assumptions could negatively affect our financial position and results of operations.

We prepare our financial statements in accordance with U.S. GAAP. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including those relating to revenue recognition, rebates, asset impairments, valuation of allowance for doubtful accounts, contingencies, and income taxes. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Actual results could differ from these estimates, and changes in accounting standards could have an adverse impact on our future financial position and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The Company’s principal business operations are conducted from a 93,908 square foot leased office facility located at 2441 Warrenville Road, Suite 610 in Lisle, Illinois (outside of Chicago). This lease expires in January 2018.

The Company’s Specialty Service operation which supports the delivery of certain medications to individuals with chronic or genetic diseases and disorders is located in Maine, and its Mail Order operation is located in Florida.

Besides the Lisle, Specialty Service and Mail Order facilities, the Company maintains operations in several other leased locations in the U.S. and Canada, including operations in Ontario (Milton), Arizona, Hawaii, Georgia, Arkansas, and Pennsylvania.

The Company believes these properties are adequate for its current operations.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we become subject to legal proceedings and claims in the ordinary course of business. Such claims, even if without merit, could result in the significant expenditure of our financial and managerial resources. It is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by an unfavorable resolution of such a claim. We are not aware of any legal proceedings or claims that we believe will, individually or in the aggregate, materially harm our business, results of operations, financial condition or cash flows.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the Toronto Stock Exchange (“TSX”) and NASDAQ Global Market (“NASDAQ”) under the symbol “SXC” and “SXCI,” respectively. Amounts related to trading on the TSX are provided in Canadian dollars. The following table sets forth for each period indicated the high and low sales prices for the Company’s common stock on the TSX:

	High		Low

2009
First quarter	C$	27.85	C$	18.48
Second quarter	C$	30.99	C$	21.30
Third quarter	C$	52.50	C$	28.50
Fourth quarter	C$	59.37	C$	45.61
2008
First quarter	C$	16.41	C$	9.89
Second quarter	C$	17.75	C$	11.96
Third quarter	C$	16.79	C$	13.17
Fourth quarter	C$	23.11	C$	12.60

The Company’s common stock began trading on the NASDAQ on June 13, 2006. The following table sets forth for each period indicated the high and low prices for the Company’s common stock on the NASDAQ:

	High	Low

2009
First quarter	$22.00	$15.61
Second quarter	$26.89	$17.69
Third quarter	$48.85	$24.51
Fourth quarter	$56.16	$42.53
2008
First quarter	$16.00	$9.85
Second quarter	$17.35	$11.75
Third quarter	$16.96	$11.54
Fourth quarter	$18.84	$10.40

On March 1, 2010, the closing sale price of the common stock, as reported by the TSX and NASDAQ was Cdn.$52.96 and $50.76 per share, respectively. As of March 1, 2010, there were approximately 9,939 holders of the Company’s common stock either of record or in street name.

Dividend Policy

The Company has never paid a dividend on its common stock and has no present intention to commence the payment of cash dividends. It is possible that the Board of Directors could determine in the future, based on the Company’s financial and other relevant circumstances at that time, to pay dividends.

Stock Performance Graphs

The following graph shows a four-year comparison of cumulative returns for the Company’s stock, as compared to the Nasdaq Composite Index and the S&P Healthcare index, as of December 31 of each year indicated. The graph assumes an initial investment of $100 was made on June 13, 2006 (the date of the U.S. initial public offering) and assumes the reinvestment of any dividends.

Cumulative Total Return

	6/13/2006	2006	2007	2008	2009

SXC	$100.00	$143.46	$103.13	$132.79	$383.71
Nasdaq Composite	$100.00	$116.54	$127.98	$76.09	$109.49
S&P Healthcare index	$100.00	$111.91	$117.94	$89.07	$104.27

The following graph shows a five-year comparison of cumulative returns for the Company’s stock, as compared to the TSX Composite Index and the S&P/TSX Capped Health Care index, as of December 31 of each year indicated. The graph assumes an initial investment of $100 was made on January 3, 2005 and assumes the reinvestment of any dividends.

	Cumulative Total Return
	1/1/2005	2005	2006	2007	2008	2009
SXC	$100.00	$192.31	$409.79	$254.55	$397.55	$1,001.75

TSX Composite	$100.00	$121.91	$139.60	$149.60	$97.20	$127.03

S&P/TSX Capped Health Care Index	$100.00	$95.95	$96.97	$72.48	$51.20	$65.61

The information in this “Stock Performance Graphs” section shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

Recent Sales of Unregistered Securities

Not applicable.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data as at December 31, 2009 and 2008 and for each of the years in the three-year period ended December 31, 2009 has been derived from the audited consolidated financial statements of the Company prepared in accordance with U.S. GAAP contained elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data as at December 31, 2007 and for the year ended December 31, 2006 has been derived from the audited financial statements of the Company prepared in accordance with U.S. GAAP contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The selected consolidated financial data as at December 31, 2006 and for the year ended December 31, 2005 has been derived from the audited financial statements of the Company prepared in accordance with U.S. GAAP contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The selected consolidated financial data as at December 31, 2005 has been constructed from the fiscal 2006 audited financial statements of the Company prepared in accordance with Canadian GAAP and reconciled to U.S. GAAP. Selected consolidated financial data for fiscal 2009, 2008, 2007, 2006, and 2005 are all in accordance with U.S. GAAP. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements, including the notes thereto.

	For The Years Ended December 31,
	2009(6)	2008(5)	2007(4)	2006(2)(3)	2005(1)
	(Dollars in thousands except per share data)

Statement of Operations Data:
Revenue	$1,438,634	$862,939	$93,171	$80,923	$54,123
Net income	$46,061	$15,113	$13,146	$13,647	$7,722
Earnings per share, basic	$1.77	$0.66	$0.63	$0.73	$0.52
Earnings per share, diluted	$1.72	$0.65	$0.61	$0.69	$0.50
Weighed average common shares outstanding:
Basic	26,004,204	22,978,466	20,755,372	18,710,370	14,805,857
Diluted	26,797,373	23,413,011	21,562,754	19,700,139	15,437,138
Ratio of earnings to fixed charges(7)	9.98	4.43	21.31	7.41	3.97
Balance Sheet Data:
Total assets	$662,080	$428,343	$159,479	$131,415	$81,304
Long-term debt	$—	$47,640	$—	$—	$13,103
Total stockholders’ equity	$458,494	$194,163	$132,457	$111,490	$59,471

Notes:

1)	On November 29, 2005, the Company completed a public offering in Canada of 2,250,000 common shares at a price of Cdn $10.00 per common share. The gross proceeds of the offering were $19.2 million (Cdn $22.5 million). Share issuance costs were approximately $1.3 million.

2)	On June 22, 2006, the Company completed a public offering in Canada and the U.S. of 3,200,000 common shares at a price of Cdn $13.50 per common share. The gross proceeds of the offering were $38.7 million (Cdn $43.2 million), excluding underwriting fees and issuance costs of $2.6 million and $1.4 million, respectively.

3)	As of January 1, 2004, the Company adopted the Financial Accounting Standards Board’s (“FASB”) fair value method of accounting for stock-based compensation. In addition, effective January 1, 2006, the Company was required to apply the FASB’s revised provisions of accounting for stock-based compensation. Both standards were adopted using the modified-prospective transition method.

4)	Effective January 1, 2007, the Company adopted the FASB’s guidance for uncertainty in income taxes and, as a result, the Company recognized an adjustment in the liability for unrecognized income tax benefits of $0.2 million and a corresponding reduction in the beginning balance of retained earnings.

5)	Effective April 30, 2008, the Company, through a wholly-owned subsidiary, acquired all of the outstanding shares of National Medical Health Card Systems, Inc. (“NMHC”), based in Port Washington, New York, which provides pharmacy benefit management services. The results of operations of the acquired business are included from the date of acquisition. The Company issued 2,785,960 shares of its common stock in connection with the acquisition.

6)	On September 23, 2009, the Company completed a public offering in Canada and the U.S of 5,175,000 of its common shares at a price of $41.50 per share. The gross proceeds to the Company from the offering were $214.8 million. Share issuance costs were approximately $11.7 million for underwriting discounts and commissions, and related professional services.

7)	See Exhibit 12.1 to this report for the computation of the ratios of earnings to fixed charges.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) of SXC Health Solutions Corp. (the “Company”) should be read in conjunction with the audited consolidated financial statements. This MD&A also contains forward looking statements and should be read in conjunction with the risk factors described in Item 1A “Risk Factors.”

Certain information in this MD&A, in various filings with regulators, in reports to shareholders and in other communications is forward-looking within the meaning of certain securities laws and is subject to important risks, uncertainties and assumptions. This forward-looking information includes, amongst others, information with respect to the Company’s objectives and the strategies to achieve those objectives, as well as information with respect to the Company’s beliefs, plans, expectations, anticipations, estimates and intentions. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include, but may not be limited to, the ability of the Company to adequately address: the risks associated with further market acceptance of the Company’s products and services; its ability to manage its growth effectively; its reliance on an ability to retain key customers and key personnel; industry conditions such as consolidation of customers, competitors and acquisition targets; the Company’s ability to acquire a company, manage integration and potential dilution associated therewith; the impact of technology changes on its products/service offerings, including impact on the intellectual property rights of others; the effects of regulatory and legislative changes in the healthcare industry; and the sufficiency and fluctuations of its liquidity and capital needs.

When relying on forward-looking information to make decisions, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. In making the forward-looking statements contained in this MD&A, the Company does not assume any significant acquisitions, dispositions or one-time items. It does assume, however, the renewal of certain customer contracts. Every year, the Company has major customer contracts that come up for renewal. In addition, the Company also assumes new customer contracts. In this regard, the Company is pursuing large opportunities that present a very long and complex sales cycle which substantially affects its forecasting abilities. The Company has assumed certain timing for the realization of these opportunities which it thinks is reasonable but which may not be achieved. Furthermore, the pursuit of these larger opportunities does not ensure a linear progression of revenue and earnings since they may involve significant up-front costs followed by renewals and cancellations of existing contracts. The Company has assumed certain revenues which may not be realized. The Company has also assumed that the material factors referred to in the previous paragraph will not cause such forward-looking information to differ materially from actual results or events. The foregoing list of factors is not exhaustive and is subject to change and there can be no assurance that such assumptions will reflect the actual outcome of such items or factors. For additional information with respect to certain of these and other factors, refer to the risks and uncertainties section of Item 1A of this Annual Report on Form 10-K.

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

Overview

PBM Business

The Company provides comprehensive PBM services to customers, which include managed care organizations, local governments, unions, corporations, HMOs, employers, workers’ compensation plans, third party health care plan administrators, and federal and state government programs through its network of licensed pharmacies throughout the United States. The PBM services include electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail service pharmacy, specialty pharmacy, Medicare Part D services, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, data access and reporting and information analysis. The Company owns a mail service pharmacy (“Mail Service”) and a specialty service pharmacy (“Specialty Service”). In addition, the Company is a national provider of drug benefits to its customers under the federal government’s Medicare Part D program.

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

The Company evaluates customer contracts to determine whether it acts as a principal or as an agent in the fulfillment of prescriptions through its retail pharmacy network. The Company acts as a principal in most of its transactions with customers and revenue is recognized at the prescription price (ingredient cost plus dispensing fee) negotiated with customers, plus an administrative fee, if applicable (“gross reporting”). Gross reporting is appropriate when the Company (i) has separate contractual relationships with customers and with pharmacies, (ii) is responsible to validate and manage a claim through the claims adjudication process, (iii) commits to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (iv) manages the overall prescription drug relationship with the patients, who are participants of customers’ plans, and (v) has credit risk for the price due from the customer. In instances where the Company merely administers a customer’s network pharmacy contract to which the Company is not a party and under which the Company does not assume pricing risk and credit risk, among other factors, the Company only records an administrative fee as revenue. For these customers, the Company earns an administrative fee for collecting payments from the customer and remitting the corresponding amount to the pharmacies in the customer’s network. In these transactions, the Company acts as an agent for the customer. As the Company is not the principal in these transactions, the drug ingredient cost is not included in revenue or in cost of revenue (“net reporting”). As such, there is no impact to gross profit based upon whether gross or net reporting is used.

HCIT Business

The Company is also a leading provider of HCIT solutions and services to providers, payors, and other participants in the pharmaceutical supply chain in North America. The Company’s product offerings include a wide range of software products for managing prescription drug programs and for drug prescribing and dispensing. The Company’s solutions are available on a license basis with on-going maintenance and support or on a transaction fee basis using an Application Service Provider (“ASP”) model. The Company’s payor customers include managed care organizations, Blue Cross Blue Shield organizations, government agencies, employers and intermediaries such as pharmacy benefit managers. The solutions offered by the Company’s services assist both payors and providers in managing the complexity and reducing the cost of their prescription drug programs and dispensing activities.

Profitability of the HCIT business depends primarily on revenue derived from transaction processing services, software license sales, hardware sales, maintenance, and professional services. Recurring revenue remains a cornerstone of the Company’s business model and consists of transaction processing services and maintenance. Growth in revenue from recurring sources has been driven primarily by growth in the Company’s transaction processing business in the form of claims processing for its payor customers and switching services for its provider customers. Through the Company’s transaction processing business, where the Company is generally paid based on the volume of transactions processed, the Company continues to benefit from the growth in pharmaceutical drug use in the United States. The Company believes that aging demographics and increased use of prescription drugs will continue to benefit the transaction processing business. In addition to benefiting from this industry growth, the Company continues to focus on increasing recurring revenue in the transaction processing area by adding new transaction processing customers to its existing customer base. The recognition of revenue depends on various factors including the type of service provided, contract parameters, and any undelivered elements.

Operating Expenses

The Company’s operating expenses primarily consist of cost of revenue, product development costs, selling, general and administrative (“SG&A”) costs, depreciation, and amortization. Cost of revenue includes the costs of drugs dispensed as well as costs related to the products and services provided to customers and costs associated with the operation and maintenance of the transaction processing centers. These costs include salaries and related expenses for professional services personnel, transaction processing centers’ personnel, customer support personnel, any hardware or equipment sold to customers and depreciation expense related to data center operations. Product development costs consist of staffing expenses to produce enhancements and new initiatives. SG&A costs relate to selling expenses, commissions, marketing, network administration and administrative costs, including legal, accounting, investor relations and corporate development costs. Depreciation expense relates to the depreciation of property and equipment used by the Company. Amortization expense relates to definite-lived intangible assets from business acquisitions.

Industry Overview

The PBM industry is intensely competitive, generally resulting in continuous pressure on gross profit as a percentage of total revenue. In recent years, industry consolidation and dramatic growth in managed healthcare have led to increasingly aggressive pricing of PBM services. Given the pressure on all parties to reduce healthcare costs, the Company expects this competitive environment to continue for the foreseeable future. In order to remain competitive, the Company looks to continue to drive purchasing efficiencies of pharmaceuticals to improve operating margins, and target the acquisition of other businesses to achieve its strategy of expanding its product offerings and customer base. The Company also looks to retain and expand its customer base by improving the quality of service provided by enhancing its solutions and lowering the total drug spend for customers.

The HCIT industry is increasingly competitive as technologies continue to advance and new products continue to emerge. This rapidly developing industry requires the Company to perpetually improve its offerings to meet customer’s rising product standards. Recent governmental stimulus initiatives to improve the country’s electronic health records should assist the growth of the industry, but it may also increase competition as more players enter the expanding market.

The complicated environment in which the Company operates presents it with opportunities, challenges, and risks. The Company’s clients are paramount to its success; the retention of existing and winning of new clients and members poses the greatest opportunity, and the loss thereof represents an ongoing risk. The preservation of the Company’s relationships with pharmaceutical manufacturers and retail pharmacies is very important to the execution of its business strategies. The Company’s future success will hinge on its ability to drive mail volume and increase generic dispensing rates in light of the significant brand-name drug patent expirations expected to occur over the next several years. The Company’s ability to continue to provide innovative and competitive clinical and other services to clients and patients, including the Company’s active participation in the Medicare Part D benefit and the rapidly growing specialty pharmacy industry, also plays an important part in the Company’s future success.

The frequency with which the Company’s customer contracts come up for renewal, and the potential for one of the Company’s larger customers to terminate, or elect not to renew, its existing contract with the Company, create the risk that the Company’s results of operations may be volatile. The Company’s customer contracts generally do not have terms longer than three years and, in some cases, are terminable by the customer on relatively short notice. The Company’s larger customers generally seek bids from other PBM providers in advance of the expiration of their contracts. If existing customers elect not to renew their contracts with the Company at the expiration of the current terms of those contracts, and in particular if one of the Company’s largest customers elects not to renew, the Company’s recurring revenue base will be reduced and results of operations will be adversely affected.

The Company operates in a competitive environment where clients and other payors seek to control the growth in the cost of providing prescription drug benefits. The Company’s business model is designed to reduce the level of drug cost. The Company helps manage drug cost primarily by its programs designed to maximize the substitution of expensive brand drugs with equivalent but much lower cost generic drugs, obtaining competitive discounts from suppliers, securing rebates from pharmaceutical manufacturers and third party rebate administrators, securing discounts from retail pharmacies, applying the Company’s sophisticated clinical programs, and efficiently administering prescriptions dispensed through the Company’s Mail Service and Specialty Service pharmacies.

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

Flexible, customized and independent services:  The Company believes a key differentiator between itself and its competitors is not only the Company’s ability to provide innovative PBM services, but also to deliver these services on an à la carte basis. The informedRx suite offers the flexibility of broad product choice along the entire PBM continuum, enabling enhanced customer control, solutions tailored to the Company’s customers’ specific requirements, and flexible pricing. The market for the Company’s products is divided between large customers that have the sophisticated technology infrastructure and staff required to operate a 24-hour data center and other customers that are not able or willing to operate these sophisticated systems.

The Company’s business model allows its large customers to license the Company’s products and operate the Company’s systems themselves (with or without taking advantage of the Company’s significant customization, consulting and systems implementation services) and allows its other customers to utilize the Company’s systems’ capabilities on a fee-per-transaction or subscription basis through ASP processing from the Company’s data center.

Leading technology and platform:  The Company’s technology is robust, scaleable, and web-enabled. The Company’s payor offerings efficiently supported over 400 million transactions in 2009. The platform is able to instantly cross-check multiple processes, such as reviewing claim eligibility, adverse drug reaction and properly calculating member, pharmacy and payor payments. The Company’s technology is built on flexible, database-driven rule sets and broad functionality applicable for most any type of business. The Company believes it has one of the most comprehensive claims processing platforms in the market.

The Company’s technology platform allows it to provide more comprehensive PBM services through informedRx by offering customers a selection of services to choose from to meet their unique needs versus requiring them to accept a one-size-fits-all solution. The Company believes this à la carte offering is a key differentiator from its competitors.

Measurable cost savings for customers:  The Company provides its customers with increased control over prescription drug costs and drug benefit programs. The Company’s pricing model and flexible product offerings are designed to deliver measurable cost savings to the Company’s customers. The Company believes its pricing model is a key differentiator from its competitors for the Company’s customers who want to gain control of their prescription drug costs. For example, the Company’s pharmacy network contracts and manufacturer rebate agreements are made available by the Company to each customer. For customers who select the Company’s pharmacy network and manufacturer rebate services on a fixed fee per transaction basis, there is clarity to the rebates and other fees payable to the client. The Company believes that its pricing model together with the flexibility to select from a broad range of customizable services helps the customers realize measurable results and cost savings.

Selected financial highlights for the year ended December 31, 2009 compared to the same period in 2008

Effective April 30, 2008, the Company completed its acquisition of National Medical Health Card Systems, Inc. (“NMHC”). The acquisition has yielded benefits for health plan sponsors through more effective cost-management solutions and innovative programs. The Company believes that it has operated the combined companies more efficiently than either company could have operated on its own. The acquisition has enabled the combined companies to achieve significant synergies from purchasing scale and operating efficiencies. Purchasing synergies are largely comprised of purchase discounts from prescription drug suppliers, rebates obtained from generic and brand name manufacturers or third party rebate administrators, and cost efficiencies obtained from retail pharmacy networks. Operating synergies include decreases in overhead expense, as well as increases in productivity and efficiencies by eliminating excess capacity. In the long-term, the Company expects that the acquisition will continue to create incremental revenue opportunities. These opportunities are expected to be derived from a variety of new programs and benefit designs that leverage client relationships.

Effective with the acquisition, the Company is comprised of two operating segments: PBM and HCIT.

Selected financial highlights for the years ended December 31, 2009 and 2008 are noted below:

•	Total revenue in 2009 was $1,438.6 million as compared to $862.9 million in 2008. The increase is largely attributable to the acquisition of NMHC and the inclusion of a full twelve months of revenue from the Company’s PBM segment for the year ended December 31, 2009 as compared to only eight months for the same period last year, complemented by new customer additions, and additional services provided to existing customers, during 2009.

•	The Company reported net income of $46.1 million, or $1.72 per share (fully-diluted), for the year ended December 31, 2009 compared to $15.1 million, or $0.65 per share (fully-diluted), for the same period in 2008. Net income is higher for the year ended December 31, 2009 as compared to the same period in 2008, due to higher gross profit as a result of having a full year of the PBM segment activity in 2009 versus eight months in 2008, as well as additional gross margin generated from new customers added during 2009. The higher gross profit is partially offset by an increase in operating expenses in 2009, mostly due to a full year of the PBM segment costs compared to eight months in 2008, plus higher interest expense and income taxes in 2009.

•	During the third quarter of 2009, the Company successfully completed an equity offering for 5,175,000 shares of the Company’s common stock. The offering raised $203.1 million in net proceeds for the Company.

•	The Company fully extinguished its long-term debt in the fourth quarter of 2009 by paying the remaining principal outstanding. The Company initially borrowed $48.0 million, and had an unpaid principal balance of $47.6 million at the beginning of 2009.

•	Strong operational results drove an increase in operating cash flow of $44.8 million during the year ended December 31, 2009 as compared to 2008, resulting in total operating cash flow of $86.4 million in 2009.

Results of Operations

Year ended December 31, 2009 as compared to year ended December 31, 2008

	Year Ended December 31,
	2009	2008
	In thousands, except per share data

Revenue	$1,438,634	$862,939
Cost of revenue	1,252,034	747,453
Gross profit	186,600	115,486
Product development costs	11,951	10,105
SG&A	85,797	68,792
Depreciation of property and equipment	5,811	4,810
Amortization of intangible assets	9,724	9,365
Interest expense (income), net	4,643	1,391
Other expense (income), net	589	719

Income before income taxes	68,085	20,304
Income tax expense	22,024	5,191

Net income	$46,061	$15,113

Diluted earnings per share	$1.72	$0.65

Revenue

Revenue increased $575.7 million to $1,438.6 million during 2009, primarily due to three main factors: 1) the inclusion of a full year of operating results of NMHC in 2009 as compared to eight months in the prior year, 2) the conversion of existing HCIT customers to PBM customers through new contracts and contract amendments as a result of the Company taking advantage of cross-selling opportunities between the Company’s two segments (discussed in further detail in the PBM segment analysis below) and 3) new customer additions during 2009.

Cost of Revenue

Cost of revenue increased $504.6 million to $1,252.0 million during 2009, primarily due to the increased revenues from the PBM segment driven by the factors noted above. Cost of revenue in the PBM segment relates to the actual cost of the prescription drugs sold. Cost of revenue for the HCIT segment relates primarily to the cost of labor to deliver the services provided.

Gross Profit

Gross profit increased $71.1 million to $186.6 million during 2009, primarily due to having a full year of PBM segment gross profits versus eight months in the prior year, as well as the launch of new contracts during the year.

Product Development Costs

Product development costs for the year ended December 31, 2009 were $12.0 million compared to $10.1 million for the year ended December 31, 2008. Product development costs represent the cost of labor related to development activities and include stock-based compensation cost of $0.2 million and $0.3 million for the years ended December 31, 2009 and 2008, respectively. Product development continues to be a key focus of the Company as it continues to pursue enhancements of existing products, as well as the development of new offerings, to support market expansion and to take advantage of cross-selling opportunities with its existing customer base.

SG&A Costs

SG&A costs for the year ended December 31, 2009 were $85.8 million compared to $68.8 million for the year ended December 31, 2008. SG&A costs consist primarily of employee costs in addition to professional services costs, facilities, and costs not related to cost of revenue. SG&A costs also include stock-based compensation cost of $2.8 million and $3.2 million for the years ended December 31, 2009 and 2008, respectively. The increase in SG&A costs is largely attributable to increased operating expenses due to the acquisition of NMHC. The growth in the overall customer base has also caused SG&A to increase due to increased payroll, professional services, and facility costs in order for the Company to properly service its customers. The decrease in stock-based compensation is primarily attributable to stock options that fully vested in 2008, partially offset by new grants in 2008 as well as in 2009. The Company also incurred additional stock-based compensation expense in 2008 related to the assumption and grant of restricted stock units in connection with the acquisition of NMHC.

Depreciation

Depreciation expense relates to property and equipment used in all areas of the Company except for those depreciable assets directly related to the generation of revenue, which is included in the cost of revenue in the consolidated statements of operations. Depreciation expense increased $1.0 million to $5.8 million for the year ended December 31, 2009 from $4.8 million for the same period in 2008, due primarily to the expense related to assets associated with the acquisition of NMHC, as well as purchases related to the Company’s expansion of its data centers and information technology equipment to expand network capacity.

Amortization

Amortization expense for the year ended December 31, 2009 was $9.7 million compared to $9.4 million for the same period in 2008. The increase is due to a full year of amortization of intangible assets associated with the acquisition of NMHC versus a partial year in 2008. Many of the intangibles are amortized at a declining rate using a future economic benefit model instead of a straight line methodology. As such, amortization expense on all the Company’s intangible assets is expected to decrease to approximately $7.9 million in 2010.

Interest Income and Expense and Other Income and Expense

Interest income decreased $1.9 million for the year ended December 31, 2009 as compared to the same period in 2008, due primarily to lower interest rates in 2009. Interest expense increased $1.3 million to $5.4 million for the year ended December 31, 2009 compared to the same period in 2008, mostly due to a $1.1 million charge recorded to fully amortize deferred financing costs. The amortization of the deferred financing costs was accelerated due to the extinguishment of the Company’s long-term debt in the fourth quarter of 2009. These increases were offset by lower interest rates, and a lower outstanding principal balance of the debt in 2009 versus 2008.

Interest expense for 2008 also includes a $0.4 million expense for fair value adjustments related to the Company’s derivative instruments. The derivative instruments were designated as cash flow hedges late in 2008, thus reducing the fair value adjustments impact on interest expense in 2009. Hedge accounting was in place for most of 200; however, a charge of $0.6 million was recorded to other expense when hedge accounting was discontinued in the fourth quarter of 2009. Hedge accounting was discontinued due to the extinguishment of the Company’s long-term debt obligation. The derivative instruments were hedging against future interest payments on the long-term debt, and as the future interest payments were no longer probable of occurring, hedge accounting could no longer be applied. As such, changes in the fair value of the instruments will be recorded as additional charges or income in the statement of operations through the remainder of the contract term, which ends in mid-2011. Since the fair value of these instruments is based on variable market interest rates, the Company cannot predict the impact to future periods; however, the Company does not expect future impacts to be material to its consolidated financial results.

Interest paid on the Company’s term loan totaled $1.8 million for the year ended December 31, 2009, compared to $2.2 million in the same period in 2008. The Company expects interest expense to be greatly reduced in 2010 due to the extinguishment of its long-term debt obligation in the fourth quarter of 2009.

Income Taxes

The Company recognized income tax expense of $22.0 million for the year ended December 31, 2009, representing an effective tax rate of 32.3%, compared to $5.2 million, representing an effective tax rate of 25.6%, for the same period in 2008. The effective tax rate increased during the year ended December 31, 2009 compared to the same period in 2008, primarily due to the diminishing impact of the income tax benefit produced from the NMHC acquisition, as well as an increase in taxable income and the difference in the proportion of overall income among jurisdictions.

Net Income

The Company reported net income of $46.1 million for the year ended December 31, 2009, or $1.72 per share (fully-diluted), compared to net income of $15.1 million, or $0.65 per share (fully-diluted), for the year ended December 31, 2008.

Segment Analysis

Effective with the acquisition of NMHC, the Company manages its business in two segments, PBM and HCIT, and evaluates segment performance based on revenue and gross profit. Prior to the acquisition of NMHC, the Company’s business was comprised of its HCIT business. Information about the Company’s business segments for the years ended December 31, 2009 and 2008 is as follows (dollars in thousands):

	PBM		HCIT		Consolidated
	2009	2008	2009	2008	2009	2008

Revenue	$1,335,961	$771,840	$102,673	$91,099	$1,438,634	$862,939
Cost of revenue	1,197,757	702,333	54,277	45,120	1,252,034	747,453

Gross profit	$138,204	$69,507	$48,396	$45,979	$186,600	$115,486
Gross profit %	10.3%	9.0%	47.1%	50.5%	13.0%	13.4%

PBM

Revenue was $1,336.0 million for the year ended December 31, 2009 as compared to $771.8 million for the same period last year. Revenues increased during 2009 due to the inclusion of a full year of revenue related to the NMHC business as compared to only eight months for the same period in 2008. In addition, the terms of services for several HCIT customers were changed to include, or add more, PBM services. Revenues also increased due to the launch of new customer contracts throughout 2009.

For the year ended December 31, 2009, there was $13.3 million of co-payments included in revenue related to prescriptions filled at the Company’s Mail Service pharmacy. For transactions at retail pharmacies, driven by the terms of the customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants. The Company does not assume liability for participant co-payments in retail pharmacy transactions, and therefore does not include participant co-payments in revenue or cost of revenue.

Cost of revenue was $1,197.8 million for the year ended December 31, 2009, compared to $702.3 million for the same period in 2008. Cost of revenue has increased in line with the increase in PBM revenues, and is predominantly comprised of the cost of prescription drugs. As a percentage of revenue, cost of revenue was 89.7% and 91.0% for the years ended December 31, 2009 and 2008, respectively. The decrease in the cost of revenue as a percentage of revenue is due to the improved purchasing efficiencies for prescription drugs realized as a result of the increased size of the organization and the increased use of lower cost generic drugs. The Company will continue to seek opportunities for increased generic prescription drug usage to help reduce overall prescription drug costs to the Company and its customers.

Gross profit was $138.2 million for the year ended December 31, 2009, compared to $69.5 million for the same period in 2008. Gross profit increased primarily due to new customers added during 2009, along with a full year of PBM operations as compared to 8 months in 2008, both which increased the volumes in the PBM segment. Gross profit margin was 10.3% and 9.0% for the years ended December 31, 2009 and 2008, respectively, with the improvement driven by the purchasing efficiencies realized from the NMHC acquisition.

HCIT

HCIT revenue is comprised of the following components for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008

Recurring
Transaction processing	$61,225	$52,773
Maintenance	18,427	16,397

Total recurring	79,652	69,170
Non-Recurring
Professional services	15,336	13,480
System sales	7,685	8,449

Total non-recurring	23,021	21,929

Total revenue	$102,673	$91,099

Total HCIT revenue increased $11.6 million, or 12.7%, for the year ended December 31, 2009 as compared to the same period in 2008. Revenues increased mainly due to the rise in transaction processing revenues that are dependent on transaction volumes. On a percentage basis, recurring revenue accounted for 77.6% and 75.9% of consolidated HCIT revenues for the years ended December 31, 2009 and 2008, respectively. Recurring revenue consists of transaction processing and maintenance revenue.

Recurring Revenue:  Recurring revenue increased 15.2% to $79.7 million for the year ended December 31, 2009 from $69.2 million for the same period in 2008. Recurring revenue is subject to fluctuations caused by the following: the number and timing of new customers, fluctuations in transaction volumes, and the number of contract terminations and renewals.

Transaction processing revenue, which consists of claims processing, increased $8.5 million, or 16.0%, to $61.2 million for the year ended December 31, 2009 compared to $52.8 million for the same period in 2008. The increase in transaction processing revenue is due primarily to the launch of new customer contracts during 2009, as well as increased volumes on existing customers.

Maintenance revenue, which consists of maintenance contracts on system sales, increased to $18.4 million for the year ended December 31, 2009 compared to $16.4 million for the year ended December 31, 2008. The increase in maintenance revenue is due primarily to the launch of new customer contracts during 2009. The Company continues to focus on the retention of its clients and the renewal of these contracts to provide a basis for stable growth in its recurring revenue.

Non-Recurring Revenue:  Non-recurring revenue increased to $23.0 million, or 22.4% of total HCIT revenue, for the year ended December 31, 2009 compared to $21.9 million, or 24.0% of total HCIT revenue, for the same period in 2008. The decrease in non-recurring revenue as a percentage of total HCIT revenue is due to the larger portion of revenue being derived from transaction processing services.

Professional services revenue increased $1.9 million, or 13.8%, to $15.3 million for the year ended December 31, 2009 compared to $13.5 million for the same period in 2008. Professional services revenue is derived from providing support projects for both system sales and transaction processing clients, on an as-needed basis. This revenue is dependent on customers continuing to require the Company to assist them on both a fixed bid and time and materials basis.

System sales are derived from license upgrades and additional applications for existing and new clients, as well as software and hardware sales to pharmacies that purchase the Company’s retail pharmacy system. Systems sales revenue decreased $0.8 million, or 9.0%, to $7.7 million for year ended December 31, 2009 compared to $8.4 million for same period in 2008. This revenue is dependent on acquiring new customers, selling license upgrades, and additional applications to existing customers, which will fluctuate accordingly as new customers are added, or license upgrades and additional applications are sold to existing customers.

Cost of Revenue:  Cost of revenue increased 20.3% to $54.3 million for the year ended December 31, 2009 from $45.1 million for the year ended December 31, 2008. The increase is due primarily to personnel and support costs related to the growing transaction processing business and the implementation costs of new customer contracts.

Cost of revenue includes depreciation expense of $2.2 million and $1.8 million for the years ended December 31, 2009 and 2008, respectively. In addition, cost of revenue includes stock-based compensation expense of $0.7 million and $0.6 million for the years ended December 31, 2009 and 2008, respectively.

Gross Profit:  Gross profit increased $2.4 million to $48.4 million for the year ended December 31, 2009 as compared to $46.0 million for the same period in 2008. The increase is primarily due to increases in high margin recurring revenue services. The increased gross profit was partially offset by additional HCIT personnel needed to support the growing HCIT business.

Year ended December 31, 2008 as compared to year ended December 31, 2007

	Year Ended December 31,
	2008	2007
	In thousands, except per share data

Revenue	$862,939	$93,171
Cost of revenue	747,453	39,595

Gross profit	115,486	53,576
Product development costs	10,105	10,206
SG&A	68,792	26,532
Depreciation of property and equipment	4,810	2,476
Amortization of intangible assets	9,365	1,584
Interest expense (income), net	1,391	(4,578)
Other expense (income), net	719	(88)

Income before income taxes	20,304	17,444
Income tax expense	5,191	4,298

Net income	$15,113	$13,146

Diluted earnings per share	$0.65	$0.61

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

Product development costs represent the cost of labor related to development activities and include stock-based compensation cost of $0.3 million for the years ended December 31, 2008 and 2007.

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

Income Taxes

The Company recognized income tax expense of $5.2 million for the year ended December 31, 2008, representing an effective tax rate of 25.6%, compared to $4.3 million, representing an effective tax rate of 24.6%, for the same period in 2007. The change in the effective tax rate is due primarily to the comparatively larger release of valuation allowances in 2007, offset partially by the effect of the financing structure used to fund the NMHC acquisition and lower statutory tax rates in 2008.

Net Income

The Company reported net income of $15.1 million for the year ended December 31, 2008, or $0.65 per share (fully-diluted), compared to net income of $13.1 million, or $0.61 per share (fully-diluted), for the year ended December 31, 2007.

Segment Analysis

Effective with the acquisition of NMHC, the Company manages its business in two segments, PBM and HCIT, and evaluates segment performance based on revenue and gross profit. Prior to the acquisition of NMHC, the Company’s business was comprised of its HCIT business. Information about the Company’s business segments for the years ended December 31, 2008 and 2007 is as follows (dollars in thousands):

	PBM		HCIT		Consolidated
	2008	2007	2008	2007	2008	2007

Revenue	$771,840	$—	$91,099	$93,171	$862,939	$93,171
Cost of revenue	702,333	—	45,120	39,595	747,453	39,595

Gross profit	$69,507	$—	$45,979	$53,576	$115,486	$53,576

Gross profit %	9.0%	—	50.5%	57.5%	13.4%	57.5%

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

Total HCIT revenue decreased $2.1 million, or 2.2%, for the year ended December 31, 2008 as compared to the same period in 2007. On a percentage basis, recurring revenue accounted for 76.0% of consolidated HCIT revenues for the years ended December 31, 2008 and 2007, respectively. Recurring revenue consists of transaction processing and maintenance revenue.

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

Non-Recurring Revenue:  Non-recurring revenue decreased to $21.9 million, or 24.0% of total HCIT revenue, for the year ended December 31, 2008 compared to $22.4 million, or 24.0% of total HCIT revenue, for the same period in 2007.

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

Gross Profit:  Gross profit margin was 50.5% and 57.5% for the years ended December 31, 2008 and 2007, respectively. Gross profit decreased $7.6 million to $46.0 million for the year ended December 31, 2008 as compared to $53.6 million for the same period in 2007. The decrease is primarily due to the reclassification of certain customers to the PBM segment effective April 1, 2008.

Liquidity and Capital Resources

The Company’s sources of liquidity have primarily been cash provided by operating activities, proceeds from its public offerings, and proceeds from credit facilities. The Company’s principal uses of cash have been to fund working capital, finance capital expenditures, satisfy contractual obligations, and to meet acquisition and investment needs. The Company anticipates that these uses will continue to be the principal demands on cash in the future.

At December 31, 2009 and 2008, the Company had cash and cash equivalents totalling $304.4 million and $67.7 million, respectively. Additionally, the Company has $4.6 million in short term investments at December 31, 2009. The Company believes that its cash on hand and short term investments, together with cash generated from operating activities, will be sufficient to support planned operations for the foreseeable future. At December 31, 2009, cash and cash equivalents consisted of cash on hand, deposits in banks, money market funds, and bank term deposits with original maturities of 90 days or less. As of December 31, 2009, all of the Company’s cash and cash equivalents were exposed to market risks, primarily changes in U.S. and Canadian interest rates. Declines in interest rates over time will reduce interest income from these investments.

Credit Agreement

On April 29, 2008, SXC Health Solutions, Inc. (“US Corp.”) borrowed $48 million under a credit facility to pay a portion of the consideration in connection with the acquisition of NMHC and certain transaction fees and expenses related to the acquisition. See Note 7 to the consolidated financial statements for information on the terms and conditions of the credit facility. In December 2009, the Company repaid all of its outstanding obligations under the credit facility and terminated the credit agreement, effective as of December 31, 2009. The Company was able to extinguish its debt obligation early due to cash provided from operations and cash on hand from the September 2009 public offering proceeds as described in Note 8 to the consolidated financial statements.

Consolidated Balance Sheets

Selected balance sheet highlights at December 31, 2009 are as follows:

•	At December 31, 2009, cash and cash-equivalents increased $236.7 million to $304.4 million from $67.7 million at December 31, 2008. The increase is primarily related to the $203.1 million in net proceeds from the public offering of 5,175,000 shares and strong operating cash flows.

•	Restricted cash totaling $14.2 million relates to cash balances required to be maintained in accordance with various state statutes, contractual terms with customers and other customer restrictions related to the PBM business. The Company continues to monitor changes in balance requirements that may release restrictions and allow the funds to be used for general corporate purposes.

•	Rebates receivable of $17.6 million relate to billed and unbilled PBM receivables from pharmaceutical manufacturers and third party administrators in connection with the administration of the rebate program where the Company is the principal contracting party. The receivable and related payables are based on estimates, which are subject to final settlement. Rebates receivable decreased $12.0 million from $29.6 million at December 31, 2008, due primarily to improved collections of rebates.

•	The Company’s inventory balance of $7.1 million consists predominately of prescription drugs and medical supplies at its Mail Service and Specialty Service pharmacies. Changes in the inventory balance from period to period are caused by some seasonality in certain products, taking advantage of buying opportunities, and changing inventory levels due to customer demands.

•	Customer deposits payable of $14.8 million relate to deposits required by the Company for certain customers in order to satisfy liabilities incurred on the customer’s behalf for the adjudication of pharmacy claims, and are related to the restricted cash balances discussed above.

•	Pharmacy benefit management rebates payable represents amounts owed to customers for rebates from pharmaceutical manufacturers and third party administrators where the Company administers the rebate program on the customer’s behalf, and the Company is the principal contracting party. The payables are based on estimates, which are subject to final settlement. Pharmacy benefit management rebates payable increased $10.3 million to $46.6 million at December 31, 2009. The increase is due to increased rebate volumes driven by increased prescription drug sales transactions.

•	Pharmacy benefit claims payable of $61.7 million predominantly relates to amounts owed to retail pharmacies for prescription drug costs and dispensing fees in connection with prescriptions dispensed by the pharmacies for the Company’s customers when the Company is the principal contracting party with the pharmacy.

•	Total long term debt decreased to $0 at December, 31 2009 from $47.6 million at December 31, 2008 due to the repayment of the entire outstanding balance in December 2009.

•	Accrued liabilities decreased $1.3 million to $30.8 million at December 31, 2009 from $32.0 million at December 31, 2008 due primarily to final adjustments made to the fair values of assumed liabilities related to the NMHC acquisition. In addition, the decrease is due to payments on previously recorded liabilities related to the NMHC acquisition.

Cash flows from operating activities

For the year ended December 31, 2009, the Company generated $86.4 million of cash through its operations. Cash provided by operating activities has increased $44.8 million compared to the same period in 2008 mainly due to the increased profitability of the Company. The Company’s continued focus on timely collection of its accounts receivables, and effectively managing its working capital has also increased operating cash flows. Cash from operations consisted of net income of $46.1 million adjusted for $17.7 million in depreciation and amortization expense, $3.7 million in stock-based compensation expense, a reduction of rebates receivable of $12.0 million, an increase in rebates payable of $10.3 million, an increase in pharmacy benefit claims payable of $10.3, and an increase in customer deposits of $3.0 million. These were partially offset by a reduction of accrued liabilities of $1.1 million, an increase in accounts receivable of $16.7 million, and $4.5 million in tax benefits from option exercises.

Changes in the Company’s cash from operations results primarily from the timing of collections on its accounts receivable and payment or processing of its various payables and accrued liabilities. The Company continually monitors its balance of trade and rebate accounts receivable and devotes ample resources to collection efforts on those balances. Rebates receivable and the related payables are primarily estimates based on claims submitted. Rebates are typically paid to customers on a quarterly basis upon receipt of the billed funds from the pharmaceutical manufacturers and third party administrators. The timing of the payments to customers and collections from pharmaceutical manufacturers and third party administrators on rebates causes fluctuations in the balances of these accounts on the balance sheet, as well as in the Company’s cash from operating activities.

Changes in non-cash items such as depreciation and amortization are caused by the purchase and acquisition of capital and intangible assets. As these assets become fully depreciated or amortized, the related expenses will decrease.

Changes in operating assets and liabilities, as well as non-cash items related to income taxes, will fluctuate based on working capital requirements and the required tax provision, which is determined by examining taxes actually paid or owed, as well as amounts expected to be paid or owed.

For the year ended December 31, 2008, the Company generated $41.6 million of cash through its operations. Cash from operating activities consisted of net income of $15.1 million adjusted for $16.0 million in depreciation and amortization expense, $4.1 million in stock-based compensation expense, and a $6.4 million increase in all other operating activities, primarily changes in working capital items. Included in the change in other operating activities (net of the effects of the acquisitions of NMHC and the assets of Zynchros, Inc.) is an $8.4 million decrease in claims payable, an $8.0 million decrease in accounts receivable, a $4.8 million increase in accrued liabilities and a $2.4 million increase in rebates receivable.

For the year ended December 31, 2007, the Company generated $22.1 million of cash through its operations. Cash from operating activities consisted of net income of $13.1 million adjusted for $5.6 million in depreciation and amortization expense, $3.0 million in stock-based compensation expense, and a $0.4 million decrease in all other operating activities. Included in the change in other operating activities is a $3.7 million increase in deferred revenue, as well as a $1.6 million increase in pharmacy benefit management rebates payable.

Cash flows from investing activities

For the year ended December 31, 2009, the Company used $15.8 million of cash for investing activities, which consisted primarily of $9.0 million for purchases of property and equipment to support increased transaction volume, and $5.1 million to purchase short-term investments.

As the Company grows, it continues to purchase capital assets to support increases in its information technology network capacity and personnel. The Company monitors and budgets these costs to ensure the expenditures aid in the strategic growth of the Company. Transactions in short-term investments are made to take advantage of higher interest rates offered on securities other than cash, and are monitored by the Company for liquidity and impairments.

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

Cash flows from financing activities

For the year ended December 31, 2009, the Company generated $166.2 million of cash from financing activities, which mainly consisted of $203.1 million in net proceeds from the public offering of 5,175,000 shares in September 2009. The Company intends to use the proceeds for general corporate purposes, which may include financing of potential acquisitions and strategic transactions, funding capital expenditures, and providing working capital to enhance and maintain financial flexibility. In addition to the cash generated from the public offering, cash inflows from financing activities included proceeds from the exercise of stock options of $6.3 million and a $4.5 million tax benefit on the exercise of stock options. These were partially offset by the repayment of all of the Company’s long term debt of $47.6 million.

Cash flows from financing activities generally fluctuate based on the timing of option exercises by the Company’s employees, which are affected by market prices, vesting dates and expiration dates. In addition, the Company was required in 2009 to make quarterly principal and interest payments on its long term debt, which varied based on the loan’s repayment schedules and respective interest rates. As noted, the Company’s long-term debt was fully extinguished in the fourth quarter of 2009 and no future principal or interest payments will be made.

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

Future Capital Requirements

The Company’s future capital requirements depend on many factors, including its product development programs. The Company expects to fund its operating and working capital needs, and business growth requirements through cash flow from operations and its cash and cash equivalents on hand. The Company expects that purchases of property and equipment will remain consistent with prior years. The Company cannot provide assurance that its actual cash requirements will not be greater than expected as of the date of this report. In order to meet business growth goals, the Company will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact liquidity requirements or cause the issuance of additional equity or debt securities. Any issuance of additional equity or debt securities may result in dilution to shareholders, and the Company cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to the Company, or at all.

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

If adequate funds are not available, the Company may have to substantially reduce or eliminate expenditures for marketing, research and development, and testing of proposed products, or obtain funds through arrangements with partners that require the Company to relinquish rights to certain of its technologies or products. There can be no assurance that the Company will be able to raise additional capital if its capital resources are exhausted. A lack of liquidity and an inability to raise capital when needed may have a material adverse impact on the Company’s ability to continue its operations or expand its business.

Contractual Obligations

The following table summarizes the Company’s significant contractual obligations as of December 31, 2009 and the effect such obligations are expected to have on the Company’s liquidity and cash in future periods assuming all obligations reach maturity:

		Less than	Years	Years	More than
	Total	1 year	1 - 3	4 - 5	5 years

Operating leases	$17,174	$4,068	$4,645	$3,185	$5,276
Capital leases	487	326	161	—	—
Purchase obligations(1)	1,020	644	376	—	—

Total	$18,681	$5,037	$5,183	$3,185	$5,276

(1)	As of December 31, 2009, certain contracts with the Company’s utilities providers require minimum annual purchases.

The above table excludes $0.5 million related to the Company’s accrued liability for uncertain tax positions; the Company is unable to reliably estimate the period of cash settlement, if any, with the respective taxing authorities.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Outstanding Securities

As of February 28, 2010, the Company had 30,060,594 common shares outstanding, 1,529,351 options outstanding and 224,937 restricted stock units (“RSUs”) outstanding. The options are exercisable on a one-for-one basis into common shares. The outstanding RSUs are subject to time-based and performance-based vesting restrictions. Once vested, RSUs convert on a one-for-one basis into common shares.

Summary of Quarterly Results

The following table provides summary quarterly results (unaudited) for the eight quarters prior to and including the quarter ended December 31, 2009:

	2009(1)				2008(2)(3)
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
PBM revenue	$416,802	$357,473	$293,906	$267,780	$269,802	$297,178	$204,860	$—
HCIT revenue:
Recurring	20,117	21,194	20,140	18,201	18,665	15,629	16,018	18,858
Nonrecurring	6,397	4,862	6,783	4,979	4,299	5,294	6,877	5,459

Total revenue	$443,316	$383,529	$320,829	$290,960	$292,766	$318,101	$227,755	$24,317

PBM gross profit %	9.3%	10.1%	11.7%	10.8%	10.5%	8.3%	8.2%	0.0%
HCIT gross profit %	52.3%	43.9%	47.1%	44.8%	38.7%	50.0%	57.0%	55.0%
Net income	$15,193	$11,209	$11,977	$7,682	$4,950	$3,539	$3,267	$3,357
Basic EPS	$0.51	$0.45	$0.49	$0.32	$0.21	$0.15	$0.14	$0.16
Diluted EPS	$0.49	$0.43	$0.47	$0.31	$0.20	$0.15	$0.14	$0.16

1)	On September 23, 2009, the Company completed a public offering of 5,175,000 of its common shares. The shares were offered to the public at a price of $41.50 per share. The gross proceeds from the offering totaled $214.8 million, excluding $11.7 million for underwriting discounts and commissions, and other offering costs.

2)	The Company acquired all of the outstanding shares of NMHC in 2008. The results of operations of the acquired business are included from the date of acquisition on May 1, 2008. The Company issued 2,785,960 shares of its common stock in connection with the acquisition.

3)	Effective with the acquisition of NMHC in the second quarter of 2008, the Company reports revenue in two operating segments, PBM and HCIT. Recurring and nonrecurring revenue are included in the HCIT segment.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include revenue recognition, purchase price allocation in connection with acquisitions, the carrying amount of property and equipment, the value of intangible assets acquired and related amortization periods, impairment of goodwill, rebates, contingencies, the valuation allowances for receivables and future income taxes and accruals for income tax uncertainties. Actual results could differ from those estimates. Note 2 to the Company’s 2009 consolidated financial statements include a Summary of Significant Accounting Policies. The understanding of the accounting policies used to prepare the consolidated financial statements is important to understanding the Company’s results of operations and financial condition.

Revenue recognition

The Company’s revenue is derived from prescription drug sales along with transaction processing services, maintenance, professional services, and systems sales (including software license and hardware sales).

The Company recognizes revenue when all of the following conditions are satisfied: (i) there is persuasive evidence of an arrangement; (ii) the service or product has been provided to the customer and no uncertainties exist surrounding product acceptance; (iii) the amount of fees to be paid by the customer is fixed or determinable; and (iv) the collection of fees is reasonably assured. Areas of judgment and subjectivity in the Company’s revenue recognition include principle versus agent considerations for PBM contracts, arrangements with multiple elements, and professional service revenues under long-term contracts.

Principal versus agent considerations:  The Company evaluates customer contracts using the indicators of the principal versus agent revenue accounting guidance to determine whether the Company acts as a principal or as an agent in the fulfillment of prescriptions through the retail pharmacy network. Assessing each contract requires judgment, and the conclusions reached on each contract will greatly impact the amount of revenue recorded. While gross margin is not impacted by the conclusion reached, revenues and cost of revenues will vary significantly. The Company assesses each contract to determine if the Company is acting as a principal or an agent. Key factors that the Company considers when determining whether it acts as a principal or an agent includes: (i) whether the Company has separate contractual relationships with customers and with pharmacies, (ii) is the Company responsible to validate and manage a claim through its claims adjudication process, (iii) does the Company commit to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (iv) does the Company manage the overall prescription drug plan relationship with the patients, who are participants of customers’ plans, (v) who has credit risk for the amount due from the customer, and (vi) does the Company have direct obligations to the retail pharmacies to pay for the prescription drug spend. The Company weighs the criteria that are present in order to conclude whether the contract should be recorded gross as a principal, or net as an agent.

Arrangements with multiple elements:  When the Company enters into arrangements with multiple deliverables it must consider: (i) whether the delivered item has value to the customer on a stand-alone basis, (ii) whether there is objective and reliable evidence of the fair value of the undelivered item(s), and (iii) if the contract includes a general right of return relative to the delivered item, whether delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. In most cases, the Company is able to conclude that the separate deliverables have stand alone value since most of the deliverables are sold as stand alone products or services. A key area of judgment is for the Company to determine the fair value of the undelivered items. The value of undelivered elements, such as professional services, or ASP services, is determined based on stated pricing within the contract with each customer, or pricing for the same product sold to other customers. Professional services fair values are determined based on billing rates per hour based on the type of professional services provided, whereas ASP services are generally based on transaction fee rates, or standard monthly access and processing fees. Once a fair value is determined, revenue is allocated to each unit of accounting or element based on relative fair values.

Professional service revenues under long-term contracts:  As part of the Company’s professional services offerings, the Company enters into contracts to provide professional services over a specified time frame, or for a specific contract deliverable. In cases where the contracts require professional services to be delivered for an extended time frame, the Company records revenue based on a percentage of completion model. The percentage of completion model is impacted by management’s estimate of hours required to complete a deliverable and the mix of staffing required for the project. When projects have a fixed fee, the Company must estimate the total cost to complete the deliverable in order to assess a projected margin from the project. Revenues are then recorded based on the hours completed for the project and the calculated margin to be earned from the project. Revenues are impacted based on management’s estimate of margin to be earned on the project, and may fluctuate throughout the project as estimates are revised. Whenever management expects a loss on a project, the Company records the expected loss immediately in its consolidated statement of operations.

Rebates

The Company administers rebate programs through which it receives rebates and administrative fees from pharmaceutical manufacturers and third party administrators that are shared with customers. The Company recognizes rebates when the Company is entitled to them, and when the amounts of the rebates are determinable. The amount recorded for rebates earned by the Company from the pharmaceutical manufacturers, third party administrators, and from administrative fees are recorded as a reduction of cost of sales. Rebates owed to the Company’s customers are recorded as a reduction of revenue. The Company determines the amount of rebates to record based on the number and types of claims submitted, the rebate program terms with its customers, the Company’s rebate contracts, and any additional information that becomes available. The amount of rebates ultimately earned by the Company, or paid to its customers, is contingent upon several factors, including validation of claims data submitted by the Company, and may require adjustments in future periods to the amounts originally estimated. Historically, adjustments to the Company’s original rebate estimates have not been significant.

Goodwill and intangible assets

Goodwill is the residual amount that results when the purchase price of an acquired business exceeds the sum of the amounts allocated to the identifiable assets acquired, less liabilities assumed, based on their fair values. Goodwill is allocated to the Company’s reporting units that are expected to benefit from the business combination as of the date of the business combination. Intangible assets acquired individually or as part of a group of other assets are initially recognized and measured at cost. The cost of a group of intangible assets acquired in a transaction, including those acquired in a business combination that meet the specified criteria for recognition apart from goodwill, is allocated to the individual assets acquired based on their fair values.

Goodwill and intangible assets are impacted by the Company’s fair value measurements at initial recording. Beginning in 2009, the Company applied the revised business combination guidance as issued by the Financial Accounting Standards Board (“FASB”). Measurements of goodwill and purchased intangible assets will be based on models derived from a market participant point of view. Along with the methodology of how assets and liabilities acquired are measured, the new guidance also impacts the types of assets and liabilities required to be measured and recorded. While the Company did not have any material acquisitions in 2009, any future acquisitions will be impacted by the new guidance and approach used by the Company. Management’s conclusion on who would make up the market participants, the types of assets and liabilities required to be measured, and the methodology used to measure the assets and liabilities will all have a significant impact on the purchase price allocation for any business combinations.

Asset impairments

The Company’s goodwill and long-lived assets (including property and equipment, and purchased intangibles subject to amortization) are subject to periodic impairment testing. Goodwill is tested for impairment annually as of October 31 of each year, while long-lived assets are only required to be tested for impairment when events or circumstances indicate that the net carrying amount of the asset may not be recoverable. Both asset impairment tests and considerations are impacted by various estimates and judgments made by management.

The annual impairment test for goodwill is impacted by management’s assessment of reporting units, allocation of the consolidated Company’s assets and liabilities to each reporting unit, management’s estimate of future operating results, and a selection of peers to establish a comparable market group. The annual impairment test completed for 2009 did not indicate any impairment of either of the Company’s two reporting units, and did not reveal that an impairment would be reasonably likely in the near future.

As noted above, long-lived assets are only required to be tested for impairment when events or circumstances indicate that the net carrying amount of the asset may not be recoverable. Assessing whether an impairment test is necessary requires management to monitor results of the business that utilize the long-lived assets, as well as outside market forces that impact the future recoverability of the long-lived assets. No events or other circumstances occurred in 2009 that caused management to conclude any of its long-lived or intangible assets may not be recoverable.

Valuation of allowance for doubtful accounts

In assessing the valuation of the allowance for doubtful accounts, management reviews the collectability of accounts receivable in aggregate and on an individual account-basis. Delinquency is assessed based primarily on contractual terms, and management’s judgement is used as the basis for allowances required. Management reviews the accounts receivable on an individual customer-basis to determine if events such as subsequent collections, discussions with management of the debtor companies, or other activities lead to the conclusion to either increase or decrease the calculated allowance. The conclusions and estimates made are further impacted by changes in economic and market conditions as well as changes to the customers’ financial condition.

Contingencies

From time to time in connection with its operations, the Company is named as a defendant in actions for damages and costs allegedly sustained by the plaintiffs. Management also considers other areas of the Company’s business that may be subject to litigation and liability for damages arising from errors in processing the pricing of prescription drug claims, failure to meet performance measures within certain contracts relating to its services performed or its ability to obtain certain levels of discounts or rebates on prescription purchases from retail pharmacies and drug manufacturers or other actions or omissions. Reserves for contingencies are based upon the Company’s consideration of these proceedings and disputes. Management assesses the probability that these contingencies will be realized, and whether the outcome is reasonably estimable. The Company’s estimates for reserves recorded may be impacted by the history of similar claims, the limitations of any insurance coverage, advice from outside counsel, and management’s strategy with regard to the settlement or defense against such claims and obligations.

Income taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Benefits from tax positions are recognized in the consolidated financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority having full knowledge of all relevant information. Management’s estimates of future operating results and tax planning strategies, assessment of the probability of future tax benefits realization, and the determination of the likelihood of tax positions being sustained upon exam, are key judgments that management makes that impact the accounting for income taxes and necessary valuation allowances.

Recent Accounting Standards

See Note 2 to the consolidated financial statements for information on recent accounting pronouncements. The Company is currently assessing the impact on its financial condition and future operating results for recently issued accounting guidance, and does not expect the recently issued guidance to have a significant impact on the Company’s financial condition or future results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE PRICE SENSITIVITY

As of December 31, 2009, the Company had cash and cash equivalents totaling $304.4 million, most of which is invested in liquid money market funds that earn interest at floating rates. The Company previously paid interest based on the current LIBOR interest rate, however, the associated debt was fully repaid in December 2009, alleviating the Company’s exposure to interest rate risks for interest due on outstanding debt.

Throughout 2009, the Company’s effective interest income rate was less than 1%. Accordingly the Company did not perform a sensitivity analysis as of December 31, 2009, assuming a hypothetical one percentage point decrease. As the interest rates at which the Company is earning interest are at historic lows, the Company would not expect a material change in its interest income if rates fell further than those applicable in 2009. Actual increases or decreases in earnings in the future could differ materially from this analysis based on the timing and amount of both interest rate changes and the levels of cash held by the Company. An analysis on the hypothetical impact to the Company’s interest expense was not performed since the long-term debt was extinguished during the fourth quarter of 2009, and the Company no longer has a risk due to interest rate fluctuations related to debt.

FOREIGN EXCHANGE RISK

The Company is subject to foreign exchange risk related to its operations in Canada. The Company does not enter into derivative instruments to mitigate this risk. Exposure to fluctuations in Canadian-dollar denominated transactions is partially offset by Canadian dollar-denominated assets and liabilities. The realized foreign exchange gains and losses for each of the periods presented were insignificant. The Company performed a sensitivity analysis as of December 31, 2009, assuming a hypothetical 10% fluctuation in the U.S. dollar to Canadian dollar exchange rate. Holding other variables constant, a 10% fluctuation in either direction in the exchange rate would affect the Company’s pre-tax income by less than $0.1 million.

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

We have audited the accompanying consolidated balance sheets of SXC Health Solutions Corp. (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SXC Health Solutions Corp. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2008, the Company changed the date of its annual goodwill impairment test from December 31 to October 31.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Chicago, Illinois
March 5, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
SXC Health Solutions Corp.

We have audited the accompanying consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows of SXC Health Solutions Corp. (“the Company”) for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for income tax uncertainties in 2007.

/s/  KPMG LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Canada
March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
SXC Health Solutions Corp.:

We have audited SXC Health Solutions Corp.’s (the Company’s) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2009, and the related consolidated statements of operations, shareholders’ equity, comprehensive income, and cash flows for the year then ended, and our report dated March 5, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Chicago, Illinois
March 5, 2010

SXC HEALTH SOLUTIONS CORP.

Consolidated Balance Sheets

	December 31,
	2009	2008
	(In thousands, except share data)

ASSETS
Current assets
Cash and cash equivalents	$304,370	$67,715
Restricted cash	14,169	12,498
Short term investments	4,639	—
Accounts receivable, net of allowance for doubtful accounts of $2,871 (2008 — $3,570)	97,330	80,531
Rebates receivable	17,630	29,586
Prepaid expenses and other assets	4,483	4,455
Inventory	7,106	6,689
Income tax recoverable	345	1,459
Deferred income taxes	9,875	10,219

Total current assets	459,947	213,152
Property and equipment, net of accumulated depreciation of
$27,421 (2008 — $19,449)	19,880	20,756
Goodwill	141,787	143,751
Other intangible assets, net of accumulated amortization of $23,831 (2008 — $14,099)	37,574	46,406
Deferred financing charges	—	1,481
Deferred income taxes	1,641	1,323
Other assets	1,251	1,474

Total assets	$662,080	$428,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,916	$8,302
Customer deposits	14,832	11,875
Salaries and wages payable	12,349	15,681
Accrued liabilities	30,786	32,039
Pharmacy benefit management rebates payable	46,606	36,326
Pharmacy benefit claim payments payable	61,669	51,406
Deferred revenue	7,304	7,978
Current portion of long-term debt	—	3,720

Total current liabilities	183,462	167,327
Long-term debt, less current installments	—	43,920
Deferred income taxes	13,597	15,060
Deferred lease inducements	2,748	3,217
Deferred rent	1,337	1,461
Other liabilities	2,442	3,195

Total liabilities	203,586	234,180

Commitments and contingencies (Note 13)
Shareholders’ equity
Common shares: no par value, unlimited shares authorized; 30,057,281 shares issued and outstanding at December 31, 2009 (2008 — 24,103,032 shares)	361,530	146,988
Additional paid-in capital	15,153	11,854
Retained earnings	81,812	35,751
Accumulated other comprehensive loss	(1)	(430)

Total shareholders’ equity	458,494	194,163

Total liabilities and shareholders’ equity	$662,080	$428,343

See accompanying notes to the consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.

Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Revenue:
PBM	$1,335,961	$771,840	$—
HCIT:
Transaction processing	61,225	52,773	54,273
Maintenance	18,427	16,397	16,476
Professional services	15,336	13,480	14,031
System sales	7,685	8,449	8,391

Total revenue	1,438,634	862,939	93,171
Cost of revenue:
PBM	1,197,757	702,333	—
HCIT	54,277	45,120	39,595

Total cost of revenue	1,252,034	747,453	39,595

Gross profit	186,600	115,486	53,576
Expenses:
Product development costs	11,951	10,105	10,206
Selling, general and administrative	85,797	68,792	26,665
Depreciation of property and equipment	5,811	4,810	2,476
Amortization of intangible assets	9,724	9,365	1,584

	113,283	93,072	40,931

Operating income	73,317	22,414	12,645
Interest income	(756)	(2,749)	(4,690)
Interest expense	5,399	4,140	112

Net interest expense (income)	4,643	1,391	(4,578)
Other expense (income), net	589	719	(221)

Income before income taxes	68,085	20,304	17,444
Income tax expense (benefit):
Current	22,285	4,866	5,258
Deferred	(261)	325	(960)

	22,024	5,191	4,298

Net income	$46,061	$15,113	$13,146

Earnings per share:
Basic	$1.77	$0.66	$0.63
Diluted	$1.72	$0.65	$0.61

See accompanying notes to the consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2009	2008	2007
		(In thousands)

Net income	$46,061	$15,113	$13,146
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges and other (net of income tax expense of $255 in 2009, and income tax benefit of $254 in 2008)	429	(430)	—

Comprehensive income	$46,490	$14,683	$13,146

See accompanying notes to the consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income	$46,061	$15,113	$13,146
Items not involving cash:
Stock-based compensation	3,657	4,080	3,040
Depreciation of property and equipment	8,014	6,615	3,994
Amortization of intangible assets	9,724	9,365	1,584
Deferred lease inducements and rent	(593)	(304)	452
Deferred income taxes	(261)	325	(960)
Tax benefit on option exercises	(4,464)	(798)	(2,405)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(16,705)	8,005	(3,678)
Rebates receivable	11,956	(2,383)	—
Restricted cash	(1,671)	632	—
Unbilled revenue	73	1,122	781
Prepaid expenses	(72)	107	(335)
Inventory	(401)	(83)	18
Income tax recoverable	6,098	677	(1,073)
Accounts payable	1,635	1,678	689
Accrued liabilities	(1,139)	4,845	2,496
Pharmacy benefit claim payments payable	10,263	(205)	3,731
Pharmacy benefit management rebates payable	10,280	(8,357)	(905)
Deferred revenue	(630)	1,305	1,593
Customer deposits	2,957	(490)	—
Other	1,602	335	(19)

Net cash provided by operating activities	86,384	41,584	22,149
Cash flows from investing activities:
Acquisitions, net of cash acquired	(2,176)	(104,769)	—
Purchases of property and equipment	(8,994)	(8,410)	(7,651)
Lease inducements received	—	373	391
Purchases of short term investments	(5,098)	—	—
Proceeds from the sale of short term investments	449	—	—
Proceeds from disposal of property and equipment	—	—	9

Net cash used in investing activities	(15,819)	(112,806)	(7,251)
Cash flows from financing activities:
Issuance of long-term debt	—	48,000	—
Proceeds from public offering, net of issuance costs	203,121	—	—
Payment of financing costs	—	(1,792)	—
Repayment of long-term debt	(47,640)	(360)	—
Proceeds from exercise of options	6,264	1,549	2,531
Tax benefit on option exercises	4,464	798	2,405

Net cash provided by financing activities	166,209	48,195	4,936
Effect of foreign exchange on cash balances	(119)	(187)	152

Increase (decrease) in cash and cash equivalents	236,655	(23,214)	19,986
Cash and cash equivalents, beginning of period	67,715	90,929	70,943

Cash and cash equivalents, end of period	$304,370	$67,715	$90,929

See accompanying notes to consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.

Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

					Accumulated
			Additional		Other
	Common Shares		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
	(In thousands, except share data)

Balance at December 31, 2006	20,444,490	$99,840	$4,003	$7,492	$—	$111,335
Net income	—	—	—	13,146	—	13,146
Exercise of stock options	541,444	3,680	(1,149)	—	—	2,531
Tax benefit on options exercised	—	—	2,405	—	—	2,405
Stock-based compensation	—	—	3,040	—	—	3,040

Balance at December 31, 2007	20,985,934	103,520	8,299	20,638	—	132,457

Net income	—	—	—	15,113	—	15,113
Issuance of shares under ESPP	2,386	32	—	—	—	32
Issuance of shares for acquisition	2,785,960	40,926	—	—	—	40,926
Costs to issue shares for acquisition	—	(362)	—	—	—	(362)
Exercise of stock options	291,458	2,262	(713)	—	—	1,549
Vesting of restricted stock units	37,294	610	(610)	—	—	—
Tax benefit on options exercised	—	—	798	—	—	798
Stock-based compensation	—	—	4,080	—	—	4,080
Other comprehensive (loss), net of tax	—	—		—	(430)	(430)

Balance at December 31, 2008	24,103,032	146,988	11,854	35,751	(430)	194,163

Net income	—	—	—	46,061	—	46,061
Exercise of stock options	732,837	9,063	(2,799)	—	—	6,264
Issuance of common shares	5,175,000	203,121	—	—	—	203,121
Issuance of common shares for acquisition	247	4	—	—	—	4
Vesting of restricted stock units	46,165	2,023	(2,023)	—	—	—
Tax benefit on options exercised	—	—	4,464	—	—	4,464
Stock-based compensation	—	—	3,657	—	—	3,657
Tax benefit of share issuance costs	—	331	—	—	—	331
Discontinuance of hedge accounting, net of tax	—	—	—	—	430	430
Other comprehensive income, net of tax	—	—	—	—	(1)	(1)

Balance at December 31, 2009	30,057,281	$361,530	$15,153	$81,812	$(1)	$458,494

See accompanying notes to the consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

SXC Health Solutions Corp. (the “Company”) is a leading provider of pharmacy benefits management (“PBM”) services and healthcare information technology (“HCIT”) solutions to the healthcare benefits management industry. The Company’s product offerings and solutions combine a wide range of PBM services, software applications, application service provider (“ASP”) processing services and professional services designed for many of the largest organizations in the pharmaceutical supply chain, such as federal, provincial, and state and local governments, pharmacy benefit managers, managed care organizations, retail pharmacy chains and other healthcare intermediaries. The Company is headquartered in Lisle, Illinois with several locations in the U.S. and Canada. The Company trades on the Toronto Stock Exchange under ticker symbol “SXC” and on the Nasdaq Global Market under ticker symbol “SXCI.” For more information please visit www.sxc.com.

Effective April 30, 2008, the Company completed its acquisition of National Medical Health Card Systems, Inc. (“NMHC”). Please see Note 3 for more information.

2.	Significant Accounting Policies

(a) Significant accounting policies are summarized below:

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

Subsequent events:

As of the issuance date of the Company’s consolidated financial statements, no subsequent events have occurred that would require adjustment to, or disclosure in, the consolidated financial statements in accordance with Financial Accounting Standards Board’s (“FASB”) guidance.

Accounting Standards Codification

Effective with the quarter ended September 30, 2009, the Company adopted the FASB’s Accounting Standards Codification (“the Codification”), which is now the exclusive authoritative reference for nongovernmental U.S. GAAP. Where applicable, titles and references to accounting standards have been updated to reflect the Codification.

Use of estimates:

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition, purchase price allocation in connection with acquisitions, valuation of property and equipment, valuation of intangible assets acquired and related amortization periods, impairment of goodwill, contingencies, and valuation allowances for receivables and income taxes. Actual results could differ from those estimates.

Revenue recognition:

The Company’s revenue is derived from prescription drug sales along with transaction processing services, maintenance, professional services, and systems sales (including software license and hardware sales).

The Company recognizes revenue when all of the following conditions are satisfied: (i) there is persuasive evidence of an arrangement; (ii) the service or product has been provided to the customer and no uncertainties exist surrounding product acceptance; (iii) the amount of fees to be paid by the customer is fixed or determinable; and (iv) the collection of fees is reasonably assured.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When the Company enters into arrangements with multiple deliverables, it applies the FASB’s guidance for revenue arrangements with multiple deliverables and evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (i) whether the delivered item has value to the customer on a stand-alone basis, (ii) whether there is objective and reliable evidence of the fair value of the undelivered item(s), and (iii) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. If objective reliable evidence of fair value exists for all units of accounting in the arrangement, revenue is allocated to each unit of accounting or element based on relative fair values. In situations where there is objective and reliable evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the contract consideration. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements.

After determining which deliverables represent a separate unit of accounting, each unit is then accounted for under the applicable revenue recognition guidance. In cases where elements cannot be treated as separate units of accounting, the elements are combined into a single unit of accounting for revenue recognition purposes.

Revenue is recognized for specific types of transactions as follows:

PBM revenue:  The Company’s PBM revenue is primarily derived from sales of prescription drugs, together with any associated administrative fees, to customers and participants, either through the Company’s nationwide network of pharmacies, Mail Service or Specialty Service. Revenue related to the sales of prescription drugs by the Company’s nationwide network of pharmacies, Mail Service pharmacy or Specialty Service pharmacy is recognized when the claims are adjudicated and the prescription drugs are shipped. Claims are adjudicated at the point-of-sale using the Company’s on-line processing system. Co-payment revenue recognized at the Company’s Mail Service and Specialty Service pharmacies on these prescription drugs for the years ended December 31, 2009, 2008, and 2007 was $13.3 million, $9.9 million, and $0, respectively. To date, the Company’s Mail Service primarily fills prescriptions for the Company’s customers. Revenue from Specialty Service primarily represents sales of biopharmaceutical drugs and is reported at the net amount billed to third party payors, patients and others. The Company records an offsetting reduction to revenue for any rebates earned from pharmaceutical manufacturers and third party administrators which are payable to the Company’s customers.

Under the Company’s customer contracts, the retail pharmacy is solely obligated to collect the co-payments from the participants. As such, the Company does not include participant co-payments to pharmacies in revenue or cost of revenue for prescriptions not filled by the Company’s Mail Service and Specialty Service. If these amounts were included in the Company’s operating results, its operating income and net income would not have been affected.

The Company evaluates customer contracts to determine whether the Company acts as a principal or as an agent in the fulfillment of prescriptions through its retail pharmacy network. The Company acts as a principal in certain of its transactions with customers and, in these cases, revenues are recognized at the prescription price (ingredient cost plus dispensing fee) negotiated with customers, plus the Company’s administrative fees (“gross reporting”). Gross reporting is appropriate when the Company (i) has separate contractual relationships with customers and with pharmacies, (ii) is responsible to validate and manage a claim through its claims adjudication process, (iii) commits to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (iv) manages the overall prescription drug plan relationship with the patients, who are members of customers’ plans, and (v) has credit risk for the amount due from the customer.

Transaction processing revenue:  Revenue from transaction processing includes ASP and switching services. ASP services consist primarily of hosting, claims adjudication, customer support, financial reporting, data storage, and rebate administration services. The Company earns a transaction fee for each transaction processed. The Company recognizes revenue at the time the transaction is processed, with the exception of any undelivered elements.

System sales revenue:  Revenue from software licenses is recognized in accordance with the American Institute of Certified Public Accountant’s accounting guidance for software.  Revenue is recognized when all the conditions described above are satisfied. In the event the fee is not fixed or determinable, revenue is recognized as the payments become due from the customer. In cases where collection is not deemed probable, revenue is recognized upon receipt of cash, assuming all other criteria have been met.

Typically, software license agreements are multiple element arrangements as they also include professional services, related maintenance, hardware, and/or implementation services fees. Arrangements that include consulting services are evaluated to determine whether those services are considered essential to the functionality of the software.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When services are considered essential to the functionality of the software or significant customization of the software is required, license and professional services revenues are recognized using the percentage-of-completion method where reasonably dependable estimates of progress toward completion of a contract can be made in accordance with long-term contract accounting. The Company estimates the percentage-of-completion on contracts utilizing actual hours worked to date as a percentage of the total estimated hours at project completion, subject to meeting agreed milestones. In the event that a milestone has not been reached, the associated cost is deferred and revenue is not recognized until the customer has accepted the milestone. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions to estimates may occur periodically during the project due to change orders or contract amendments initiated and agreed to by the customer. Revisions in profit estimates are charged or credited to earnings in the period in which the facts that give rise to the revision become known. Revenue recognized under the percentage-of-completion method that is unbilled at each period end is recorded in unbilled revenue within current assets. Billings in excess of revenue recognized to date on contracts are recorded within deferred revenue. In those arrangements that include maintenance and involve significant customization of software or services that are deemed essential to the software, for which vendor specific objective evidence (“VSOE”) of fair value of the maintenance obligation cannot be established, revenue is recognized to the extent of direct costs incurred until the only undelivered element is maintenance, at which time the remaining revenue is recognized over the remaining term of the maintenance obligation. If the Company does not have a sufficient basis to estimate the progress towards completion and for contracts with short durations, revenue is recognized when the project is complete or when final acceptance is received from the customer.

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

Cost of revenue:

The Company’s cost of revenue includes the cost of pharmaceuticals dispensed, either directly through Mail Service or Specialty Service, or indirectly through its nationwide network of retail pharmacies. Cost of revenue is reduced for rebates earned from pharmaceutical manufacturers and third party administrators. Cost of revenue also includes the cost of personnel to support the Company’s transaction processing services, system sales, maintenance, and professional services. In addition, the Company includes in cost of revenue an amount of depreciation expense that is related to property and equipment used to provide services to customers.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and cash equivalents:

The Company considers cash on hand, deposits in banks, money market funds, and bank term deposits with original maturities of ninety days or less as cash and cash equivalents. The amounts presented in the consolidated balance sheets approximate the fair value of cash and cash equivalents. These assets are deemed level one securities in the fair value hierarchy.

Restricted cash:

Restricted cash balances at December 31, 2009 are restricted as to use and relate primarily to minimum cash balances required in accordance with various state statutes, contractual terms with customers and other customer restrictions related to the Company’s PBM business.

Short-term investments:

The Company holds debt securities, U.S. government treasuries, and other short-term investments that are classified as available-for-sale securities as prescribed in investment accounting guidance. These securities are classified as available-for-sale since they do not qualify as trading securities or as held-to-maturity securities. Management assesses the classification of each investment at the purchase date, and reviews the classification at each reporting period. The available-for-sale securities are carried at fair value based on current market prices obtained from industry pricing sources (e.g. Bloomberg). Unrealized gains and losses on the securities are recorded in other comprehensive income, net of tax. The securities have maturities of less than one year, and are accordingly classified as short-term assets.

The Company considers the need to review its investments for an other-than-temporary impairment at each reporting period. The Company reviews each investment that has a fair value that is below its amortized cost basis and considers whether the decline in the asset’s value is temporary. For those impairments deemed other-than-temporary, a charge will be recorded to current period earnings. The Company did not record any other-than-temporary impairment charges during 2009.

Fair value measurements:

The Company applies the fair value accounting guidance for measuring its financial and non-financial assets and liabilities. Currently, none of the Company’s non-financial assets are required to be carried at fair value. The Company would apply the fair value accounting guidance to non-financial assets and liabilities in the event that a non-financial asset or liability was impaired, or, if non-financial assets and liabilities were purchased in a business acquisition.

The fair value of the Company’s interest rate contracts are based upon observable market-based inputs that reflect the current value of the difference between the fixed rate payments the Company will make to the counter party, and the future variable rate receipts from the counterparty. The Company’s short-term investments are valued based upon market prices for those specific securities obtained from industry pricing sources. Other assets and liabilities held by the Company deemed as financial instruments and required to be carried at fair value include cash and cash equivalents, accounts receivable, unbilled revenue, accounts payable, salaries and wages payable, accrued liabilities (current portion) pharmacy benefit management rebates payable and pharmacy benefit claim payments payable. The estimated fair values of these financial instruments approximate their carrying amounts due to the short-term nature of their maturities.

Deferred charges:

Deferred charges consisted of deferred financing costs relating to the issuance of long-term debt. Amortization is provided using the effective-interest method over the term of the related debt. As of December 31, 2009, the Company expensed all of the remaining deferred financing costs due to the extinguishment of all of the Company’s long-term debt associated with these costs.

Inventory:

Inventory consists primarily of prescription drugs and medical supplies, computer hardware and sub-licensed software held for resale and is carried at the lower of cost or net realizable value. Inventory costs are calculated using the first-in, first-out method and the weighted-average method.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment:

Property and equipment (“P&E”) are stated at cost less accumulated depreciation. Depreciation is generally calculated over the expected estimated useful lives of the assets. Assets are depreciated in the following manner: 1) Furniture and equipment is depreciated using the straight line method based on a useful life of five years, 2) Computer equipment and software assets are depreciated using a straight line method and a useful life of three to five years, and 3) Leasehold improvements are depreciated on a straight line basis over the shorter of the asset’s lease term or useful life.

Accounts receivable and allowance for doubtful accounts:

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. In assessing the valuation of the allowance for doubtful accounts, management reviews the collectability of accounts receivable in aggregate and on an individual account-basis. Individual customer events such as subsequent collections, discussions with management of the debtor companies, or other activities are used by management as factors in concluding whether to increase or decrease the calculated allowance. Any increase or decrease to the allowance is recognized in the statements of operations as bad debt expense within selling, general and administrative expense.

Impairment of long-lived assets:

Long-lived assets or asset groups held and used, including P&E and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; the accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its previously estimated useful life. Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset or asset group. An impairment loss is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss is measured as the amount by which the carrying amount exceeds fair value. During each of the years ended December 31, 2009, 2008, and 2007, no events or circumstances occurred that indicated that the carrying amounts of the long-lived assets may not be recoverable.

Goodwill:

Goodwill is the residual amount that results when the purchase price of an acquired business exceeds the sum of the amounts allocated to the identifiable assets acquired, less liabilities assumed, based on their fair values. Goodwill is allocated to the Company’s reporting unit that is expected to benefit from the business combination as of the date of the business combination.

Goodwill is not amortized, but rather, is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Prior to 2008, the Company completed its goodwill impairment test at December 31. In 2008, the Company changed the date of its annual impairment test to October 31 driven by the increase in reporting segments due to the NMHC acquisition completed in 2008. Changing the date to October 31 is preferable to allow the Company more time to accurately complete its impairment testing process.

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

The impairment test is carried out in two steps. In the first step, the carrying amount of the reporting unit is compared with its fair value. When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of the impairment test is unnecessary. The second step is carried out when the carrying amount of a reporting unit exceeds its fair value, in which case the implied fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any. The implied fair value of goodwill is determined in the

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

same manner as the value of goodwill is determined in a business combination using the fair value of the reporting unit as if it was the purchase price. When the carrying amount of reporting unit goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess and is presented as a separate line item in the consolidated statements of operations. The Company completed its goodwill impairment test for 2009 and determined no impairment existed. Based on the testing results, an impairment in the near future is not considered reasonably likely. The Company previously completed the impairment test in 2008 and 2007 and concluded no impairment existed.

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

Customer deposits:

The Company requires deposits from certain customers in order to satisfy liabilities incurred by the Company on the customer’s behalf for the adjudication of pharmacy claims. Customer deposits totalled $14.8 million and $11.9 million as of December 31, 2009 and 2008, respectively.

Rebates:

The Company administers a rebate program through which it receives rebates and administrative fees from pharmaceutical manufacturers and third party administrators that are shared with a majority of the Company’s customers. The rebates earned for the administration of the program are recorded as a reduction of cost of revenue and the portion of the rebate payable to customers is treated as a reduction of revenue. Rebates receivable include billed and unbilled PBM receivables from pharmaceutical manufacturers and third party administrators. The Company records the gross rebate receivable and the related payable to the customers based on estimates, which are subject to final settlement due to validation of claims data submitted to the pharmaceutical manufacturers and third party administrators, as well as contingent items contained in the total calculation for rebates earned. The estimates are based upon claims submitted and the Company’s rebate contracts, and are adjusted as additional information becomes available. Upon billing the pharmaceutical manufacturer or third party administrator, any difference between the Company’s estimate and the actual amount of the rebate receivable is recorded to cost of revenue, net of the estimated impact to the Company’s customers. The Company generally pays rebates to its customers on a quarterly basis, or as agreed upon with its customers. There are certain instances where the Company pays rebates to its customers on a more accelerated basis.

In late 2008, the Company entered into new contracts for manufacturer rebates and currently only acts as the principal contracting party. Prior to entering into the new contracts, the Company had two rebate programs. In one of the programs the Company acted as an agent for its customers, and in the other as a principal, as it acts in the current rebate program.

As of December 31, 2009 and 2008, total unbilled pharmaceutical manufacturer rebates receivable amounted to $7.0 million and $20.1 million, respectively.

Research and product development:

Research costs are expensed as incurred. Costs related to development of software are expensed as incurred unless such costs meet the criteria for capitalization and amortization. The Company has not capitalized any software development costs incurred during 2009, 2008, or 2007.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-based compensation:

For stock-based awards issued to employees and directors, compensation cost related to those awards is measured based on the fair value of the options on the date of the grant. For stock options, the fair value is determined by using the Black-Scholes-Merton option-pricing model. The compensation cost of the awards expected to vest is recognized on a straight-line basis over the service period as compensation expense and additional paid-in capital. In addition, the Company estimates forfeitures as part of the initial measure of the grant date fair value of the award.

The cumulative compensation cost is treated as a temporary difference for stock-based awards that are deductible for tax purposes. If a deduction reported on a tax return exceeds the cumulative compensation cost for those awards, any resulting realized tax benefit that exceeds the previously recognized deferred tax asset for those awards (the excess tax benefit) is recognized as additional paid-in capital. If the amount deductible is less than the cumulative compensation cost recognized for financial reporting purposes, the write-off of a deferred tax asset related to that deficiency, net of the related valuation allowance, if any, is first offset to the extent of any remaining additional paid-in capital from excess tax benefits from previous awards with the remainder recognized in the statement of operations.

Derivatives:

The Company accounts for derivative instruments pursuant to the FASB’s derivative and hedge accounting guidance. The guidance requires that all derivative instruments are recorded on the balance sheet at their respective fair values. Changes in the fair value of the Company’s derivative instruments not deemed cash flow hedges are recorded in the statements of operations each reporting period. The Company records the change in the fair value of its derivative instruments deemed as cash flow hedges through other comprehensive income in each reporting period.

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

Earnings per share:

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares adjusted for the dilutive effect of outstanding stock-based awards. The dilutive effect is calculated by assuming that the proceeds from the exercise of in-the-money stock options were used to acquire shares of common stock at the average market price for the period.

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

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future tax benefits resulting from historical net operating losses (“NOLs”) and deductible temporary differences are recognized in accordance with tax accounting guidance. In assessing the realizability of the related deferred income tax assets (“DTAs”), management considers whether it is more likely than not that some portion or all of the DTAs will be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible, in addition to management’s tax planning strategies. Management considers projected future taxable income, uncertainties related to the industry in which the Company operates, tax planning strategies, historical taxable income, and a comparison of actual levels of taxable income with pre-tax book income in making this assessment. Valuation allowances are established for DTAs that are not considered more likely than not to be realized. The amount of this valuation allowance is subject to adjustment by the Company in future periods based upon its assessment of evidence supporting the degree of probability that DTAs will be realized.

Benefits from uncertain tax positions are recognized in the consolidated financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority having full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

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

(b) Recent accounting standards implemented are summarized below:

Derivative and hedging disclosures:

Effective January 1, 2009, the Company adopted the amended accounting guidance for derivative and hedging disclosures. The new guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The amended accounting guidance did not have a material impact to the financial results.

Business combinations:

The Company adopted the FASB’s new accounting guidance for business combinations as of January 1, 2009. The new accounting guidance applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses. The new guidance establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the assets, liabilities, noncontrolling interest, and goodwill related to a business combination. It also establishes what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This new accounting guidance applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption did not have a material impact on the Company’s financial results during 2009.

(c) Recent accounting pronouncements are summarized below:

Revenue arrangements with multiple deliverables

In October 2009, the FASB issued an amendment to revenue recognition guidance for transactions with multiple deliverables. The updated accounting guidance changes the criteria necessary for a delivered item to be considered a separate element. The new accounting guidance eliminates the requirement of using objective and reliable evidence of fair value in determining the amount of revenue to recognize. In place of having objective and reliable evidence of fair value for delivered and undelivered elements, a company may use its best estimate of selling price to determine the amount of revenue to recognize. The

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

new guidance is required to be adopted for the Company’s fiscal year beginning January 1, 2011, with early adoption permitted. The Company is adopting the provisions of the new guidance effective January 1, 2010. The Company does not expect the implementation of the new guidance to have a material impact on its financial results.

Revenue arrangements that include software elements

The FASB issued new revenue recognition guidance in October 2009 for transactions of tangible products that have software components. The new accounting guidance removes the non-software components and software elements of the tangible product from the scope of software revenue recognition accounting guidance. The new guidance is required to be adopted for the Company’s fiscal year beginning January 1, 2011, with early adoption permitted. The Company is adopting the provisions of the new guidance effective January 1, 2010. The Company does not expect the implementation of the new guidance to have a material impact on its financial results.

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

The Company and NMHC have similar missions and core values, and the Company believes the synergies gained from this business combination will create long-term value for customers, vendors and shareholders, as well as opportunities for new and existing employees by making the Company better positioned to compete in the changing PBM environment.

The purchase price of the acquired operations was comprised of the following (in thousands):

Cash payment to NMHC shareholders	$98,711
Value assigned to shares issued	40,930
Direct costs of the acquisition	4,114

Total purchase price	$143,755

Direct Costs of the Acquisition

Direct costs of the acquisition include investment banking fees, legal and accounting fees and other external costs directly related to the acquisition.

Purchase Price Allocation

The acquisition was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired and liabilities assumed was recorded as goodwill. Goodwill is non-amortizing for financial statement purposes and is not tax deductible. The changes in goodwill from December 31, 2008 are primarily due to deferred tax adjustments, changes in the estimated fair value of acquired fixed assets, and revisions to the estimated fair values of assumed liabilities related to the NMHC acquisition. During the third quarter of 2009, the Company recorded an adjustment to goodwill and deferred tax liabilities. The adjustment decreased goodwill and decreased deferred tax liabilities (non-current) by approximately $2.1 million.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the fair values assigned to the assets acquired and liabilities assumed at the acquisition date and are subject to change (in thousands):

Current assets	$115,864
Property and equipment	3,495
Goodwill	122,122
Intangible assets	44,420
Other assets	1,258

Total assets acquired	287,159
Current liabilities	132,618
Deferred income taxes	10,490
Other liabilities	296

Total liabilities assumed	143,404

Net assets acquired	$143,755

During the year ended December 31, 2009, the Company recognized $7.6 million of amortization expense from intangible assets acquired. Amortization for 2010 and 2011 is expected to be $6.0 million and $5.3 million, respectively.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined historical results of the operations of the Company and NMHC as if the acquisition had occurred on the first day of the periods presented. Certain adjustments have been made to reflect changes in depreciation, amortization and income taxes based on the fair values recognized in the application of purchase accounting, and interest expense on borrowings to finance the acquisition. Unaudited pro forma results of operations are as follows (dollars in thousands, except per share amounts):

	Years Ended December 31,
	2008	2007

Sales	$1,244,600	$716,967
Gross profit	$140,773	$135,587
Net income	$10,038	$495
Earnings per share:
Basic	$0.42	$0.02
Diluted	$0.41	$0.02
Weighted average shares outstanding:
Basic	23,886,355	23,541,332
Diluted	24,320,900	24,348,714

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Zynchros acquisition

On December 22, 2008, the Company announced that it had acquired the assets of Zynchros, a privately-owned leader in formulary management solutions, in a cash transaction effective December 19, 2008. Founded in 2000, Zynchros provides a suite of on-demand formulary management tools to approximately 45 health plan and PBM customers. The zynchros.com platform helps payors to effectively manage their formulary programs, and to maintain Medicare Part D compliance of their programs. The Company recorded identifiable intangible assets of $1.7 million with estimated useful lives of 4 to 5 years and goodwill of $2.4 million associated with the acquisition. The goodwill acquired was allocated to the Company’s HCIT segment. Zynchros results of operations are included in the consolidated statement of operations for the period from December 19, 2008 through December 31, 2008 and were not material to the Company’s results of operations for the twelve months then ended on a pro forma basis.

4.	Property and equipment

Net property and equipment was made up of the following at December 31, 2009 and 2008.

		Accumulated	Net Book
December 31, 2009	Cost	Depreciation	Value
	(In thousands)

Furniture and equipment	$5,161	$(2,638)	$2,523
Computer equipment and software	35,928	(22,062)	13,866
Leasehold improvements	6,212	(2,721)	3,491

	$47,301	$(27,421)	$19,880

		Accumulated	Net Book
December 31, 2008	Cost	Depreciation	Value
	(In thousands)

Furniture and equipment	$3,788	$(1,762)	$2,026
Computer equipment and software	29,585	(15,900)	13,685
Leasehold improvements	6,832	(1,787)	5,045

	$40,205	$(19,449)	$20,756

Depreciation expense, including property and equipment acquired under capital leases, totaled $8.0 million, $6.6 million, and $4.0 million for the years ended December 31, 2009, 2008, and 2007, respectively. Of the total depreciation expense, $2.2 million, $1.8 million, and $1.5 million was related to the data center operations and allocated to cost of revenue for the years ended December 31, 2009, 2008 and 2007, respectively.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Deferred lease inducements

The following table summarizes activity related to deferred lease inducements for the years ended December 31, 2009 and 2008 (in thousands):

Balance, December 31, 2007	$3,222
Additions	373
Amortization	(378)

Balance, December 31, 2008	3,217

Additions	—
Amortization	(469)

Balance, December 31, 2009	$2,748

During 2008, additions to gross lease inducements represent amounts paid by the landlord for leasehold improvements related to the Lisle, Illinois leased facility acquired on behalf of the Company, as per the lease agreement. There were no new lease inducements received by the Company during 2009.

6.	Other intangible assets

Definite-lived intangible assets are amortized over the useful lives of the related assets. The components of intangible assets were as follows (in thousands):

	December 31, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Customer relationships	$53,760	$18,116	$35,644	$53,100	$10,043	$43,057
Acquired software	3,765	2,932	833	3,565	1,903	1,662
Trademarks/Trade names	1,370	1,188	182	1,360	1,122	238
Non-compete agreements	1,510	1,484	26	1,480	987	493
Licenses	1,000	111	889	1,000	44	956

Total	$61,405	$23,831	$37,574	$60,505	$14,099	$46,406

Future amortization associated with intangible assets at December 31, 2009 is estimated to be $7.9 million in 2010, $7.1 million in 2011, $6.5 million in 2012, $5.7 million in 2013, $5.2 million in 2014 and $5.2 million for years after 2014.

7.	Long-term liabilities

Long-term debt:

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

The Company repaid the entire outstanding principal under the Term Loan Facility on December 31, 2009. In exchange for a payment of $45.6 million, the Company was relieved of its future obligations to the lender. The Company also cancelled the Revolving Credit Facility on the same date. There was no gain or loss on extinguishment of the principal balance of the debt when it was repaid to the lender; however, the Company recorded a charge of $1.1 million to interest expense upon the extinguishment to expense the unamortized financing costs related to the Credit Facilities. The financing costs initially were

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.8 million and had been presented on the consolidated balance sheet as deferred financing charges. These costs were previously amortized into interest expense over the life of the loan using the effective interest method.

The interest rates applicable to the loans under the Credit Facilities were based on a fluctuating rate measured by reference to either, at US Corp.’s option, (i) a base rate, plus an applicable margin, subject to adjustment, or (ii) an adjusted London interbank offered rate (adjusted for the maximum reserves)(“LIBOR”), plus an applicable margin. The initial rate for all borrowings is prime plus 2.25% with respect to base rate borrowings or LIBOR plus 3.25%. No rate was applicable as of December 31, 2009 due to the debt extinguishment. In addition to paying interest on outstanding principal under the Credit Facilities, US Corp. was required to pay an unused commitment fee to the lenders in respect of any unutilized commitments under the Revolving Credit Facility at a rate of 0.50% per annum. This requirement was released when the Company cancelled the Revolving Credit Facility. In addition, pursuant to the terms of its credit agreement, the Company entered into interest rate contracts for 50% of the borrowed amount, or $24 million, to provide protection against fluctuations in interest rates for a three-year period from the date of issue. These contracts are still in place subsequent to the Credit Facilities extinguishment. See Note 16 for more information.

The Credit Facilities previously required US Corp. to prepay outstanding loans, subject to certain exceptions, from certain transactions. One of the criteria related to the issuance or sale by the Company of its own stock. In September 2009, the Company raised net proceeds of $203.1 million from a public offering of the Company’s common shares as described in Note 8. US Corp. obtained consent from its creditors which waived the need to use part of the proceeds to prepay the outstanding loans under the Credit Facilities.

The Company and all material U.S. subsidiaries of US Corp. were the guarantors of the obligations under the Credit Agreement. In addition, the Credit Facilities and the guarantees were secured by the capital stock of US Corp. and certain other subsidiaries of the Company and substantially all other tangible and intangible assets owned by the Company, US Corp. and each subsidiary that guarantees the obligations of US Corp. under the Credit Facilities, subject to certain specified exceptions.

Supplemental information:

Interest expense, including that applicable to capital leases, relates to the following for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(In thousands)

Long-term debt	$1,882	$2,223	$—
Other (including fair value adjustments of derivatives)	2,036	1,605	112
Deferred charges — long-term debt	1,481	312	—

Total	$5,399	$4,140	$112

8.	Shareholder’s Equity

(a)	Common shares:

(i) Authorized:  Unlimited no par voting common shares

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(ii) Issued and outstanding:

	Number of
	Shares	Amount
	(In thousands except share data)

Balance, December 31, 2006	20,444,490	$99,840
Exercise of options	541,444	3,680

Balance, December 31, 2007	20,985,934	103,520
Issuance of common shares (iii)	2,785,960	40,926
Issuance of common shares under ESPP	2,386	32
Vesting of restricted stock units	37,294	610
Stock issuance costs	—	(362)
Exercise of options	291,458	2,262

Balance, December 31, 2008	24,103,032	146,988
Issuance of common shares (iii)	5,175,247	203,125
Tax benefit of share issuance costs	—	331
Vesting of restricted stock units	46,165	2,023
Exercise of options	732,837	9,063

Balance, December 31, 2009	30,057,281	$361,530

For the years ended December 31, 2009, 2008 and 2007, proceeds from the exercise of stock options totalled $6.2 million, $1.5 million, and $2.5 million, respectively. The additional amounts recorded for option exercises relate to the reclassification of the fair value of those options from additional paid-in capital to common shares.

(iii)	Issuance of common shares:

Effective April 30, 2008, the Company completed the acquisition of NMHC in an exchange offer of (i) 0.217 of a common share of the Company’s common stock and (ii) $7.70 in cash for each outstanding NMHC common share. The Company issued 2,785,960 shares of its common stock in connection with the acquisition during 2008, and an additional 247 shares were issued during 2009.

On September 23, 2009, the Company completed a public offering of 5,175,000 shares of its common stock. The shares were offered to the public at a price of $41.50 per share. The gross proceeds to the Company from the offering totalled $214.8 million, excluding $11.7 million for underwriting discounts and commissions, and other offering costs.

(b)	Stock Option Plan:

Effective on March 11, 2009, the Board of Directors of the Company adopted the SXC Health Solutions Corp. Long-term Incentive Plan (the “LTIP”), which was approved by the shareholders of the Company at the Annual and Special Meeting of Shareholders on May 13, 2009. The LTIP provides for the grant of stock option awards, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other stock-based awards to eligible persons, including executive officers and directors of the Company. The purpose of the LTIP is to advance the interests of the Company by attracting and retaining high caliber employees and other key individuals who perform services for the Company, a subsidiary or an affiliate; align the interests of the Company’s shareholders and recipients of awards under the LTIP by increasing the proprietary interest of such recipients in the Company’s growth and success; and motivate award recipients to act in the best long-term interest of the Company and its shareholders. The LTIP provides for a maximum of 1,070,000 common shares of the Company to be issued in addition to the common shares that remained available for issuance under the previous option plan (the “Plan”).

A committee of the Board of Directors determines award amounts, option prices and vesting periods, subject to the provisions of the LTIP. All officers, directors, employees and service providers of the Company are eligible to receive equity awards at the discretion of the committee. Options issued under the LTIP entitle holders to purchase one common share as defined by the LTIP.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The LTIP replaced the Plan, and no further grants or awards will be issued under the Plan. At December 31, 2009, 5,007,500 common shares had been reserved for issuance under the LTIP and the Plan.

Prior to May 2007, all stock options awarded by the Company were denominated in Canadian dollars as required by the Plan in effect at the grant date. Amendments to the Plan in May 2007 permitted the Company to denominate stock option awards in either Canadian or U.S. dollars. All grants made subsequent to May 2007 are denominated in U.S. dollars.

The following table summarizes activity related to stock options denominated in Canadian dollars for each of the years in the three-year period ended December 31, 2009:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of period	1,134,394	$10.44	1,452,602	$9.54	2,058,461	$8.38
Granted	—	$—	—	$—	6,000	$23.05
Exercised	(647,549)	$8.86	(291,458)	$5.61	(541,444)	$5.15
Expired	—	$—	(3,000)	$14.36	(625)	$14.36
Forfeited	(5,000)	$6.60	(23,750)	$14.22	(69,790)	$11.19

Outstanding, end of period	481,845	$12.61	1,134,394	$10.44	1,452,602	$9.54

Options exercisable, end of period	460,345	$12.47	1,090,896	$10.23	1,200,235	$8.44

Canadian dollar stock options granted to employees during 2007 vest over three years. Stock options granted to directors during this same period vested immediately. All Canadian dollar options outstanding expire five years from the date of vesting.

The following table summarizes the information about the Canadian dollar stock options outstanding at December 31, 2009:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Price
	(In Cdn. Dollars)

$ 3.08 - $ 6.60	88,457	1.75	$5.68	88,457	$5.68
$ 7.32 - $13.60	148,534	2.98	$11.93	148,534	$11.93
$14.36 - $24.37	244,854	2.59	$15.52	223,354	$15.51

$ 3.08 - $24.37	481,845	2.56	$12.61	460,345	$12.47

The aggregate intrinsic value and remaining contractual term of exercisable stock options at December 31, 2009 was approximately $19.6 million (Cdn.$20.6 million) and 2.56 years, respectively.

The total intrinsic value of Canadian stock options exercised during the years ended December 31, 2009, 2008, and 2007 was as follows (in thousands):

	2009	2008	2007

U.S. dollars	$12,399	$2,790	$8,588
Canadian dollars	$13,791	$2,972	$9,343

The total fair value of Canadian stock options which vested during the years ended December 31, 2009, 2008 and 2007 was as follows (in thousands):

	2009	2008	2007

U.S. dollars	$275	$1,228	$2,158
Canadian dollars	$317	$1,494	$2,117

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, there was $0.2 million (Cdn.$0.2 million) of unrecognized compensation cost related to Canadian dollar stock options, all of which will be recognized during 2010.

The following table summarizes activity related to stock options denominated in U.S. dollars for the years ended December 31, 2009, 2008, and 2007. The Company began issuing these stock options subsequent to May 2007:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of period	958,800	$17.17	536,000	$21.88	—	$—
Granted	195,107	$26.50	510,950	$13.03	595,000	$22.05
Exercised	(85,288)	$15.85	—	$—	—	$—
Expired	(525)	$20.09	(3,125)	$22.52	—	$—
Forfeited	(17,275)	$19.15	(85,025)	$21.76	(59,000)	$23.58

Outstanding, end of period	1,050,819	$18.97	958,800	$17.17	536,000	$21.88

Options exercisable, end of period	285,253	$19.32	141,625	$20.76	17,500	$22.77

U.S. dollar options granted during 2009, 2008, and 2007 were primarily subject to a graded vesting schedule of four years. U.S. dollar options granted expire five to seven years from the grant date.

The following table summarizes the information about the U.S. dollar stock options outstanding at December 31, 2009:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Price
	(In U.S. dollars)

$10.45 - $11.35	206,712	3.21	$11.27	33,878	$11.35
$12.60 - $18.11	320,250	3.48	$14.83	88,875	$14.92
$21.69 - $23.58	330,750	2.41	$23.40	162,500	$23.38
$25.54 - $54.22	193,107	6.48	$26.52	—	$—

$10.45 - $54.22	1,050,819	3.64	$18.97	285,253	$19.32

The aggregate intrinsic value and remaining contractual term of exercisable stock options at December 31, 2009 was $9.9 million and 2.80 years, respectively. The aggregate intrinsic value and remaining contractual term of all vested options and options that are expected to vest are $36.7 million and 3.64 years, respectively. The intrinsic value of options exercised during 2009 was $2.5 million. There were no options exercised during 2008 or 2007. The total fair value of stock options which vested during the years ended December 31, 2009, 2008, and 2007 was approximately $1.6 million, $0.8 million, and $0.1 million, respectively.

As of December 31, 2009, there was $4.8 million of unrecognized compensation cost related to U.S. dollar stock options which is expected to be recognized over a weighted-average period of 2.20 years.

(c)	Employee Stock Purchase Plan:

On May 16, 2007, shareholders of the Company approved the creation of the Employee Stock Purchase Plan (“ESPP”) which allows eligible employees to withhold annually up to a maximum of 15% of their base salary, or $25,000, subject to U.S. Internal Revenue Service limitations, for the purchase of the Company’s common shares. Common shares will be purchased on the last day of each offering period at a discount of 5% of the fair market value of the common shares on such date. The aggregate number of common shares that may be awarded under the ESPP may not exceed 100,000 common shares.

During the first quarter of 2009, the ESPP was amended so that the common shares available for purchase under the ESPP are drawn from reacquired common shares purchased on behalf of the Company in the open market. Prior to the amendment in 2009, the common shares available for purchase under the ESPP were drawn from either authorized but previously un-issued

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common shares or from reacquired common shares, including those purchased by the Company in the open market. During 2009 and 2008, the Company issued 6,198 and 2,386 common shares, respectively, under the ESPP. During 2007, no common shares were issued under the ESPP.

The ESPP is not considered compensatory as the plan terms are no more favorable than to all other share holders, and the purchase discount does not exceed the per-share costs that would be incurred through a public offering. Since the plan is not considered compensatory, no portion of the costs related to ESPP purchases is included in the Company’s stock-based compensation expense.

(d)	Restricted Stock Units:

The Company assumed 170,500 restricted stock units (“RSUs”) of NMHC after the acquisition, which converted into 126,749 RSUs of the Company. The RSUs vest 33% each in November 2008, November 2009 and November 2010.

In September 2008, the Company granted an additional 51,000 RSUs with a grant date fair value of $15.90 per share to certain new employees who were previous employees of NMHC. These restricted stock units vest in one-fourth increments on each grant date anniversary.

During 2009, the Company granted 172,205 RSUs to its employees and non-employee directors with an average grant date fair value of $26.21. Substantially all of these RSUs vest on a straight-line basis over a range of three to four years. Certain additional RSUs granted to senior management cliff vest based upon reaching agreed upon three- year performance conditions.

At December 31, 2009, there were 227,420 RSUs outstanding. The total intrinsic value of RSUs that vested during the year was $2.2 million. At December 31, 2009, there was $4.1 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted-average period of 3.38 years. The following table summarizes the information about RSUs at December 31, 2009 and 2008:

	2009		2008
		Weighted		Weighted
	Number of	Average	Number of	Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value

Nonvested balance as of the beginning of the per	103,880	$14.70	—	$—
Assumed	—	$—	126,749	$14.11
Granted	172,205	$26.21	51,000	$15.90
Vested	(46,165)	$14.44	(42,498)	$14.14
Forfeited	(2,500)	$25.54	(31,371)	$15.08

Nonvested balance as of the end of the period	227,420	$23.34	103,880	$14.70

(e)	Stock-based compensation:

For the years ended December 31, 2009, 2008 and 2007, the Company recorded stock-based compensation expense of $3.7 million, $4.1 million, and $3.0 million, respectively.

The Company allocated stock-based compensation costs to the same statement of operations line item as the cash compensation to those employees. Accordingly, the allocation of the compensation costs is as follows for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007

Cost of revenue	$664	$590	$335
Product development costs	182	251	283
Selling, general and administrative (“SG&A”)	2,811	3,239	2,422

Total stock-based compensation	$3,657	$4,080	$3,040

The total income tax benefit, using the Company’s statutory tax rates, recognized in the statement of operations for stock-based compensation arrangements for years ended December 31, 2009, 2008, and 2007 was $1.4 million, $1.5 million, and $1.1 million, respectively.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Black-Scholes-Merton option-pricing model was used to estimate the fair value of the options at grant date for the years ended December 31, 2009, 2008 and 2007, based on the following assumptions:

	2009	2008	2007

Volatility	47.1 - 48.0%	46.9 - 52.4%		40.7 - 54.4%
Risk-free interest rate	1.96 - 2.75%	1.60 - 3.27%		3.44 - 4.85%
Expected life	4.5 years	2 - 5 years		1 - 5 years
Dividend yield	—	—		—
Weighted average grant date fair value:
Canadian dollar stock options	—	—	C$	5.57
U.S. dollar stock options	$11.09	$5.74		$9.01

The volatility assumption is based on historical volatility at the date of grant for the period equal to the expected life of the option.

The expected life assumption is based on historical exercise patterns. The options issued to employees typically have a longer expected life of 4.5 to 5 years due to the vesting schedules, whereas options issued to directors have a shorter expected life of 1 to 2.5 years due to the immediate vesting of some of their options.

The Company does not expect to pay dividends and, therefore, no dividend yield assumption is used in calculating the fair value of stock options.

9.	Income taxes

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows.

	December 31,
	2009	2008
	(In thousands)

Deferred income tax assets:
Non-capital loss carryforwards (“NOL”)	$407	$955
Deductible research and development expenses	777	906
Property and equipment and intangible assets	169	188
Capital loss carried forward	3,408	4,983
Lease inducements and deferred financing	2,237	2,644
Investment tax credits	926	629
Reserves and accruals	8,661	9,578
Stock-based compensation	2,619	2,606
Other	1,047	408

Total	20,251	22,897
Less valuation allowance	3,649	5,712

Total deferred tax assets	$16,602	$17,185

Deferred tax assets — current	$9,875	$10,219
Deferred tax assets — long term	6,727	6,966

Total	$16,602	$17,185

Deferred income tax liabilities:
Property and equipment and intangible assets	$18,382	$20,542
Other	301	161

Total	$18,683	$20,703

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2009, the Company had gross deferred tax assets (“DTAs”) totaling $20.3 million compared to $22.9 million at December 31, 2008. Of the $20.3 million, $5.7 million of DTAs related to its Canadian operations compared to $7.0 million at December 31, 2008. The Company also had deferred tax liabilities which decreased to $18.7 million at December 31, 2009 from $20.7 million at December 31, 2008.

The balance of the valuation allowance was $3.6 million at December 31, 2009 compared to $5.7 million at December 31, 2008. The valuation allowance arising from the Canadian operations was $3.4 million at December 31, 2009 and $5.4 million at December 31, 2008. The Canadian valuation allowance decreased during the year as a result of prior year adjustments to the related DTAs, as well as changes in exchange rates and a release of valuation allowance. The amount of this valuation allowance is subject to adjustment by the Company in future periods based upon its assessment of evidence supporting the degree of probability that DTAs will be realized.

At December 31, 2009, the Company had a DTA of $0.4 million related to state NOLs that are available to reduce future years’ taxable income and expire beginning in 2014. A valuation allowance of $0.2 million has been established against a portion of the NOLs related to one of the Company’s prior acquisitions.

The Company has approximately $2.6 million of deductible Scientific Research and Experimental Development (“SR&ED”) costs which have not been deducted for Canadian tax purposes in prior taxation years. These costs can be carried forward indefinitely and deducted in future taxation years. The Company has unused Investment Tax Credits of approximately $0.9 million, which can be offset against Canadian federal income tax payable in future taxation years. These Investment Tax Credits expire in varying amounts from 2010 up to 2028. Successful closure of various taxation authorities’ examinations of these Investment Tax Credits, along with an expectation of future profitability, resulted in a reversal of valuation allowance related to these Investment Tax Credits, which impacted the Company’s effective tax rate in the period reversed.

The differences between the effective tax rate reflected in the provision for income taxes and the U.S. statutory income tax rate are as follows (dollars in thousands):

	Years Ended December 31,
	2009	2008	2007

Corporate statutory rate	35.0%	35.0%	35.0%

Income tax expense on income before income taxes	$23,830	$7,107	$6,095
Tax effect of:
Impact of federal graduated tax rate	—	(129)	(96)
State and local income taxes, net of federal benefit	1,622	385	499
Impact of foreign tax rates	387	122	785
Change in valuation allowance	(182)	(993)	(3,610)
Investment tax credits utilized	—	—	(875)
Cross-jurisdictional financing	(3,991)	(1,458)	—
Effect of foreign exchange	—	—	(312)
Adjustment to tax reserves	273	(85)	862
Other	85	242	950

	22,024	$5,191	$4,298

Income from U.S. operations before income taxes was $66.8 million, $12.9 million, and $9.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. Income from Canadian operations before income taxes, including taxable income attributable to intercompany debt, was $1.3 million, $7.4 million, and $8.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Current tax expense
United States	$22,100	$3,994	$3,810
Canada	185	872	1,448

Total current tax expense	$22,285	4,866	5,258
Deferred tax expense (benefit)
United States	(245)	(411)	596
Canada	(16)	736	(1,556)

Total deferred tax expense	$(261)	325	(960)

Total tax expense	$22,024	$5,191	$4,298

Uncertain Tax Positions

U.S. GAAP accounting guidance for uncertain tax positions prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2009 and 2008, the Company has an accrued liability on the consolidated balance sheet of $0.5 million and $0.3 million, respectively, related to various uncertain federal and state income tax matters, the resolution of all of which would not have a material impact the Company’s effective tax rate.

The change from January 1, 2009 to December 31, 2009, and from January 1, 2008 to December 31, 2008, were a result of recognizing accrued interest and penalties related to the liability for tax uncertainties, as well as the effect of a change in accounting position for certain income tax uncertainties.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Accrued interest at December 31, 2009 and 2008 was $0.1 million. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease within twelve months of December 31, 2009. The Company currently estimates that such increases or decreases will not be material.

The Company and its subsidiaries file income tax returns in Canadian and U.S. federal jurisdictions, and various provincial, state and local jurisdictions. With few exceptions, the Company is no longer subject to tax examinations by tax authorities for years prior to 2005.

10.	Earnings per share

The following table sets forth the computation for basic and diluted EPS for the years ended December 31, 2009, 2008, and 2007 (in thousands, except share data):

	2009	2008	2007

Numerator:
Net income available to common shareholders	$46,061	$15,113	$13,146
Denominator for basic EPS — weighted average common shares outstanding	26,004,204	22,978,466	20,755,372
Effect of dilutive securities:
Restricted stock units	52,145	1,855	—
Stock options	741,024	432,690	807,382

Denominator for diluted EPS	26,797,373	23,413,011	21,562,754

Earnings per share:
Basic	$1.77	$0.66	$0.63
Diluted	$1.72	$0.65	$0.61

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock options totalling 11,000, 728,166, and 451,000 were not included in the computation of diluted EPS for 2009, 2008 and 2007, respectively, as the exercise prices were greater than the average market price of the common shares for the periods.

11.	Supplemental cash flow information

(a) The components of cash and cash equivalents are as follows (in thousands):

	December 31,
	2009	2008

Cash on deposit	$86,384	$46,532
Payments in transit	(87,500)	(55,559)
U.S. money market funds	305,453	76,713
Canadian dollar deposit (December 31, 2009 — Cdn. $35,000 at 1.0517; December 31, 2008 — Cdn. $35,000 at 1.2168)	33	29

	$304,370	$67,715

(b) Other non-cash activities (in thousands):

	Years Ended December 31,
	2009	2008	2007

Property and equipment purchased with lease inducements	$—	$373	$391
Amortization of deferred lease inducements	$469	$378	$338
Change in accounting for income tax uncertainties	$—	$—	$155
Equity shares issued as a result of the NMHC acquisition	$4	$40,926	$—

(c)	Cash paid (received) for income taxes and interest was as follows for the years ended December 31, 2009, 2008, and 2007 (in thousands):

	Years Ended December 31,
	2009	2008	2007

Income taxes paid	$15,698	$4,168	$3,892
Interest paid	$3,870	$3,345	$112
Interest received	$(787)	$(2,294)	$(4,927)

12.	Employee Benefit Plans

The Company has a 401(k) savings plan that allows eligible employees to defer a percentage of their salary, not to exceed $16,500 and $15,500 in 2009 and 2008, respectively. The Company matches an amount equal to 50% of the contributions, up to 5%. All participant contributions are 100% vested. Employer contributions become 100% vested after completion of three years of service. For 2009, 2008 and 2007, the Company’s contributions to this plan were $1.3 million, $0.8 million, and $0.5 million, respectively.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Commitments and contingencies

(a)	Lease Commitments:

The Company maintains operating lease agreements for office space in its main operating locations. The Company also leases certain office equipment. Aggregate future minimum payments in respect of non-cancellable operating lease agreements as of December 31, 2009, which extend until 2018, are as follows (in thousands):

Operating
Leases

2010	$4,068
2011	2,801
2012	1,844
2013	1,569
2014	1,616
After 2014	5,276

$17,174

The total rental expense under operating leases for the years ended December 31, 2009, 2008, and 2007 was $6.5 million, $5.3 million, and $2.0 million, respectively. The lease renewal terms have not been factored into the commitments noted above as not renewing these leases would not have a detrimental impact on the Company. The Company terminated its Port Washington, New York lease effective May 2009, and paid an early termination fee of approximately $1.9 million. This cost was included in the purchase price of the acquisition in accordance with purchase accounting guidance in place at the time of acquisition.

The Company leases office equipment and computer software under various capital leases. As a result, the present value of the remaining future minimum lease payments is recorded as a capitalized lease asset within property and equipment and related capital lease obligation within accrued liabilities and other liabilities long term, in the accompanying consolidated balance sheets.

The future minimum capital lease payments as of December 31, 2009, are as follows:

Year Ending December 31,

2010	$326
2011	130
2012	32
2013	—
2014	—

Total minimum lease payments	487
Amount representing interest	(25)

Present value of minimum lease payments	462
Current portion	(308)

Total long-term portion	$154

(b)	Contingencies:

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

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

14.	Segment Information

The Company operates in two geographic areas as follows (in thousands):

December 31, 2009	Canada	U.S.	Total

Revenue	$2,825	$1,435,809	$1,438,634
Property and equipment	$107	$19,773	$19,880
Goodwill	$—	$141,787	$141,787
Deferred tax assets	$2,035	$9,481	$11,516
Deferred tax liability	$—	$13,597	$13,597
Net assets	$172,491	$286,003	$458,494

December 31, 2008	Canada	U.S.	Total

Revenue	$3,937	$859,002	$862,939
Property and equipment	$103	$20,653	$20,756
Goodwill	$—	$143,751	$143,751
Deferred tax assets	$1,421	$10,121	$11,542
Deferred tax liability	$—	$15,060	$15,060
Net assets	$12,058	$182,105	$194,163

December 31, 2007	Canada	U.S.	Total

Revenue	$3,925	$89,246	$93,171

With the acquisition of NMHC during 2008, the Company changed its internal organization structure and began reporting in two operating segments: PBM and HCIT.

PBM Segment

The Company provides comprehensive PBM services to customers, which include managed care organizations, local governments, unions, corporations, HMOs, employers, workers’ compensation plans, third party health care plan administrators, and federal and state government programs through its network of licensed pharmacies throughout the United States. The PBM services include electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail service pharmacy claims management, specialty pharmacy claims management, Medicare Part D services, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, data access and reporting and information analysis. The Company owns a mail service pharmacy and a specialty service pharmacy. In addition, the Company is a national provider of drug benefits to its customers under the federal government’s Medicare Part D program.

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

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

HCIT Segment

The Company is also a leading provider of HCIT solutions and services to providers, payors and other participants in the pharmaceutical supply chain in North America. The Company’s product offerings include a wide range of software products for managing prescription drug programs and for drug prescribing and dispensing. The Company’s solutions are available on a license basis with on-going maintenance and support or on a transaction fee basis using an ASP model. The Company’s payor customers include managed care organizations, Blue Cross Blue Shield organizations, government agencies, employers and intermediaries such as pharmacy benefit managers. The Company’s provider customers include over 1,900 independent, regional chain, institutional, and mail-order pharmacies. The solutions offered by the Company’s services assist both payors and providers in managing the complexity and reducing the cost of their prescription drug programs and dispensing activities. The Company’s profitability from HCIT depends primarily on revenue derived from transaction processing services, software license sales, hardware sales, maintenance, and professional services.

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

Financial information by segment is presented below (in thousands):

Year Ended December 31, 2009	PBM	HCIT	Corporate	Total

Revenues	$1,335,961	$102,673	$—	$1,438,634
Cost of revenue	1,197,757	54,277	—	1,252,034

Gross profit	138,204	48,396	—	186,600
Other corporate expenses	—	—	118,515	118,515

Income before income taxes	—	—	—	68,085
Income tax expense	—	—	—	22,024

Net income	—	—	—	$46,061

Capital expenditures	$1,423	$7,571	$—	$8,994
Property and equipment, net	$1,945	$17,935	$—	$19,880
Goodwill	$122,122	$19,665	$—	$141,787
Total assets	$393,965	$268,115	$—	$662,080

Year Ended December 31, 2008	PBM	HCIT	Corporate	Total

Revenues	$771,840	$91,099	$—	$862,939
Cost of revenue	702,333	45,120	—	747,453

Gross profit	69,507	45,979	—	115,486
Other corporate expenses	—	—	95,182	95,182

Income before income taxes	—	—	—	20,304
Income tax expense	—	—	—	5,191

Net income	—	—	—	$15,113

Capital expenditures	$360	$8,050	$—	$8,410
Property and equipment, net	$4,110	$16,646	$—	$20,756
Goodwill	$125,388	$18,363	$—	$143,751
Total assets	$309,845	$118,498	$—	$428,343

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2007	PBM	HCIT	Corporate	Total

Revenues	$—	$93,171	$—	$93,171
Cost of revenue	—	39,595	—	39,595

Gross profit	—	53,576	—	53,576
Other corporate expenses	—	—	36,132	36,132

Income before income taxes	—	—	—	17,444
Income tax expense	—	—	—	4,298

Net income	—	—	—	$13,146

Capital expenditures	$—	$7,651	$—	$7,651
Property and equipment, net	$—	$13,629	$—	$13,629
Goodwill	$—	$15,996	$—	$15,996

The Company’s HCIT revenue consists of the following for the years ended December 31, 2009, 2008, and 2007 (in thousands):

	2009	2008	2007

Recurring
Transaction processing	$61,225	$52,773	$54,273
Maintenance	18,427	16,397	16,476

Total recurring	79,652	69,170	70,749
Non-Recurring
Professional services	15,336	13,480	14,031
System sales	7,685	8,449	8,391

Total non-recurring	23,021	21,929	22,422

Total revenue	$102,673	$91,099	$93,171

During the year ended December 31, 2009, one customer accounted for 12.6% of total revenue and another for 11.7% of total revenue. During the year ended December 31, 2008, one customer accounted for 12.3% of total revenue and another for 11.2% of total revenue. During the year ended December 31, 2007, one customer accounted for 10.8% of total revenue. In 2009 and 2008, the customers were included in the PBM segment. In 2007, the customer was included in the HCIT segment.

At December 31, 2009 and 2008, no one customer accounted for more than 10% of the total accounts receivable balance.

15.	Financial instruments

(a)	Credit risk:

The Company is subject to concentrations of credit risk through cash and cash equivalents and accounts receivable. The Company monitors the credit risk and credit standing of counterparties on a regular basis.

(b)	Interest rate risk:

Prior to the extinguishment of its long-term debt on December 31, 2009, as discussed in Note 7, the Company was subject to interest rate risk related to variable rate debt. The Company used variable rate debt to finance its acquisition of NMHC in 2008. When interest rates increased, interest expense could increase. Conversely, when interest rates decreased, interest expense could also decrease.

To protect itself against the interest rate exposures, and pursuant to the terms of the Company’s $48 million credit agreement, the Company entered into interest rate contracts with notional amounts equal to 50% of the borrowed amount, or $24 million, for a three-year period from the date of issue. The Company entered into a 3-year interest rate swap agreement with

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a notional amount of $14 million to fix the LIBOR rate on $14 million of the term loan at 4.31%, resulting in an effective rate of 7.56% after adding the 3.25% margin per the credit agreement — see Note 7 for more information. Under the interest rate swap, the Company receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent to fixed-rate debt. Additionally, the Company entered into a 3-year interest rate cap with a notional amount of $10 million to effectively cap the LIBOR rate on $10 million of the term loan at 4.50%, resulting in a maximum effective rate of 7.75% after adding the 3.25% margin per the credit agreement, excluding the associated fees. These instruments were designated as cash flow hedges during 2008. After the Company repaid all of its long-term debt in the fourth quarter of 2009, the cash flow hedge treatment was discontinued as the future transactions that the interest contracts were hedging were no longer probable of occurring.

As of December 31, 2009, both derivative instruments are “out of the money” and the Company is not currently exposed to any credit risk for amounts reflected on the consolidated balance sheet should the counterparty in the agreement fail to meet its obligations under the agreement. The Company does not anticipate the instruments coming “out of the money” prior to their expiration in 2011. To manage credit risks, the Company selects counterparties based on credit assessments, limits overall exposure to any single counterparty, and monitors the market position with each counterparty. The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company does not enter into derivative instruments for any purpose other than hedging identified exposures. That is, the Company does not speculate using derivative instruments and has not designated any instruments as fair value hedges or hedges of the foreign currency exposure of a net investment in foreign operations.

Cash flow hedge accounting may be elected only for highly effective hedges, based upon an assessment, performed at least quarterly, of the historical and prospective future correlation of changes in the fair value of the derivative instrument to changes in the expected future cash flows of the hedged item. To the extent cash flow hedge accounting is applied, the effective portion of any changes in the fair value of the derivative instruments is initially reported as a component of accumulated other comprehensive income or loss (“AOCI”). Ineffectiveness, if any, is immediately recognized in the statement of operations. The amount in AOCI is reclassified to earnings when the forecasted transaction occurs, even if the derivative instrument is sold, extinguished or terminated prior to the transaction occurring, if it is still probable that the forecasted transactions will occur. If the forecasted transaction is no longer probable of occurring, the amount in AOCI is immediately reclassified to earnings. As noted previously, the forecasted transactions were no longer probable of occurring as of December 31, 2009 since the Company’s long-term debt has been fully extinguished. Accordingly, the Company reclassified $0.3 million, net of tax, from AOCI to earnings. The reclassification was made up of a charge to other (income) expense of $0.6 million and a benefit to income taxes of $0.3 million. This charge in other (income) expense was offset by $0.2 million of net gains related to the change in the fair value of the derivative instruments subsequent to the cessation of cash flow hedge accounting. The changes in the fair value of the interest rate contracts will continue to be recorded in other (income) expense due to the extinguishment of the Company’s long-term debt and the instruments no longer qualifying for cash flow hedge accounting treatment. The fair value of the interest rate swap derivative will continue to be recorded on the consolidated balance sheet at each reporting period in other noncurrent liabilities, and the fair value of the interest rate cap derivative is recorded in other noncurrent assets. Both instruments will be reclassified to current assets or liabilities once the maturities reach less than one year.

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

(c)	Fair values:

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

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Foreign exchange risk:

The Company is subject to foreign exchange risk related to its operations in Canada. The Company does not enter into derivative instruments to mitigate this risk. Exposure to fluctuations in Canadian-dollar denominated transactions is partially offset by Canadian dollar-denominated assets and liabilities.

16.	Fair Value

Effective January 1, 2008, the FASB issued fair value measurement guidance which defines a hierarchy to prioritize the inputs to valuation techniques used to measure fair value into three broad levels, with level 1 considered the most reliable. For assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet, the table below categorizes fair value measurements across the three levels as of December 31, 2009 (in thousands):

	Quoted Prices	Significant	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Corporate debt securities	$—	$2,490	$—	$2,490
Other short term investments	$—	$2,149	$—	$2,149
Derivatives	$—	$7	$—	$7
Liabilities:
Derivatives	$—	$695	$—	$695

When available and appropriate, the Company uses quoted market prices in active markets to determine fair value, and classifies such items within Level 1. Level 1 values include instruments traded on a public exchange. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability or can be derived principally from or corroborated by observable market data. If the Company were to use one or more significant unobservable inputs for a model-derived valuation, the resulting valuation would be classified in Level 3.

The corporate debt securities are recorded in short-term investments in the 2009 consolidated balance sheet. The fair values of these securities are based on quoted market prices for the specific securities held based on a matrix of valuations received from several pricing sources. Other short-term investments represent certificates of deposits and treasury bills that mature in over 90 days. These are recorded in short-term investments in the 2009 balance sheet. The fair values of these securities are based on quoted market prices for the specific securities held based on a matrix of valuations received from several pricing sources. The changes in fair value of the debt securities and other short-term investments have been insignificant since their initial purchase in the fourth quarter of 2009. The amortized cost for the debt securities and other short-term investments was $4.6 million as of December 31, 2009.

The Company has classified derivative assets as other noncurrent assets and derivative liabilities as other noncurrent liabilities in the consolidated balance sheets. The fair values represent quoted prices from a financial institution which are derived from movements in the underlying interest rate markets. Derivative assets relate to the interest rate cap for which the Company paid $0.2 million upon entering into the agreement. Derivative liabilities relate to the interest rate swap discussed in Note 15. The total fair value adjustments for both instruments was $0.2 million for the year ended 2009, which was mostly recognized as other (income) expense in the consolidated statement of operations.

SXC HEALTH SOLUTIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Termination Benefits

The Company made certain involuntary terminations during 2007 which reduced its workforce by approximately 7%. In accordance with accounting guidance for exit and disposal activities, the Company incurred severance costs of approximately $0.7 million for the entire amount of benefits to be paid to the terminated employees.

The benefits were settled within twelve months and the severance costs are reflected in the Company’s statement of operations for the year ended December 31, 2007, as follows (in thousands):

Cost of revenue	$243
Product development costs	130
Selling, general and administrative	372

$745

18.	Supplemental Information

	Beginning	Charged to		Ending
	Balance	Expense	Adjustments	Balance
	(In thousands)

Allowance for accounts receivable
Year end December 31, 2009	$3,570	1,085	(1,784)	$2,871
Year end December 31, 2008	$605	1,284	1,681 (1)	$3,570
Year end December 31, 2007	$214	412	(21)	$605

(1)	Includes $2,645 as a result of the acquisition of NMHC

	Beginning	Charged to		Ending
	Balance	Expense	Adjustments	Balance
	(In thousands)

Valuation allowance for deferred tax assets
Year end December 31, 2009	$5,712	(1,881)	(182)	$3,649
Year end December 31, 2008	$5,263	1,442	(993)	$5,712
Year end December 31, 2007	$3,066	5,807	(3,610)	$5,263

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation (under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer), pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures as of December 31, 2009 (the “Evaluation Date”), which is the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and were effective to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective. Our independent registered public accounting firm, KPMG LLP, has issued an audit report that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the COSO. KPMG LLP’s audit report is included in Item 8 of this Form 10-K.

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Effective as of December 31, 2009, the Company’s U.S. subsidiary, SXC Health Solutions, Inc., terminated its Credit Agreement, dated as of April 25, 2008, with the Company, other affiliates of the Company, General Electric Capital Corporation, as lender, administrative agent and collateral agent, and the other lenders party thereto. Pursuant to the Credit Agreement, the Company had access to a $10 million senior secured revolving credit facility and a $48 million senior secured term loan facility. See Note 7 to Item 8, “Financial Statements and Supplementary Data,” to this Annual Report on Form 10-K for additional information regarding the terms and conditions of the credit facilities. In connection with the termination, the Company repaid all outstanding borrowings under the credit facilities. The Company did not incur any prepayment penalty in connection with this termination.

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

The Company’s Code of Business Conduct and Ethics applies to all directors, officers and employees. You can find the Code of Business Conduct and Ethics on the Company’s internet website, www.sxc.com. The Company will post any amendments to the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or NASDAQ, on its internet site.

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

	Number of Securities		Number of Securities
	to be Issued		Remaining Available for
	Upon Exercise of	Weighted Average	Future Issuance Under
	Outstanding Equity	Exercise Price of	Equity Compensation
Plan Category	Awards	Outstanding Options	Plans(2)

Equity compensation plan approved by security holders — Long-Term Incentive Plan(1)	1,702,369	(1)	652,182
Equity compensation plan approved by security holders — Employee Stock Purchase Plan	—	—	—	(2)
Equity compensation plan not approved by security holders — restricted stock units(3)(4)	25,500	—	—

1.	At December 31, 2009, the Company had outstanding 481,845 options denominated in Canadian dollars with a weighted average exercise price of C$12.61. There are 1,050,819 options outstanding that are denominated in U.S. dollars with a weighted average exercise price of $18.97. The remaining 169,705 securities outstanding are restricted stock units with a weighted average grant date fair value of $26.22.

2.	On March 11, 2009, the Employee Stock Purchase Plan was amended to provide that all shares available thereunder would be acquired solely on the open market and there would be no further new issuances of shares.

3.	Represents 25,500 restricted stock units (“RSUs”) granted to ten former NMHC employees on September 16, 2008, issued under a plan assumed by the Company in connection with the NMHC acquisition, in accordance with the rules of the Nasdaq Stock Exchange and Toronto Stock Exchange. No additional RSUs will be granted under this plan.

4.	Excludes 32,215 RSUs assumed by the Company in connection with the acquisition of NMHC that were granted by NMHC prior to the acquisition.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and related transactions and director independence is contained in the “Related Party Transactions” and “Board of Directors — Independence” sections in the Proxy Statement, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information on principal accountant fees and services is contained in the “Matters to be Acted Upon at the Meeting — Re-Appointment of Independent Registered Public Accounting Firm” section in the Proxy Statement, and is incorporated herein by reference.

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

3) Exhibits Filed:

Exhibit
Number		Description of Document	Reference

2.1		Agreement and Plan of Merger, dated as of February 25, 2008, by and among SXC Health Solutions Corp., SXC Health Solutions, Inc., Comet Merger Corporation and National Medical Health Card Systems, Inc.	Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by SXC with the Securities and Exchange Commission (the “SEC”) on February 27, 2008
2.2		Amendment to Agreement and Plan of Merger, dated as of April 29, 2008, by and among SXC Health Solutions Corp., SXC Health Solutions, Inc., Comet Merger Corporation, and National Medical Health Card Systems, Inc.	Incorporated herein by reference to Exhibit (d)(6) to Amendment No. 1 to the Schedule TO filed by SXC with the SEC on April 30, 2008
3.1		Certificate of Amalgamation of SYSTEMS XCELLENCE INC.	Incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
3.2		Certificate of Continuance of SXC HEALTH SOLUTIONS CORP. (formerly named SYSTEMS XCELLENCE INC.)	Incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
3.3		Amended and Restated Bylaws of SXC Health Solutions Corp.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by SXC with the SEC on June 27, 2008
4.1		Specimen of Common Stock Certificate	Incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
10	.1†	SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.1 to SXC Health Solutions Corp.’s Current Report on Form 8-K filed on May 19, 2009.

Exhibit
Number		Description of Document	Reference

10	.2†	Form of SXC Health Solutions Corp. Stock Option Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 7, 2009.
10	.3†	Form of SXC Health Solutions Corp. Time-Vesting Restricted Stock Unit Award Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 7, 2009.
10	.4†	Form of SXC Health Solutions Corp. Time-Vesting Restricted Stock Unit Award Agreement for Non-Employee Directors under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 7, 2009.
10	.5†	Form of SXC Health Solutions Corp. Performance-Based Restricted Stock Unit Award Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 7, 2009.
10	.6†	Form of SXC Health Solutions Corp. Time-Vesting Restricted Stock Unit Award Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Filed herewith
10	.7†	SXC Health Solutions Corp. Amended and Restated Stock Option Plan	Incorporated herein by reference to Exhibit 4.1 to the Form S-8 (SEC File No. 333-145450) filed by SXC Health Solutions Corp. on August 14, 2007
10	.8†	Form of SXC Health Solutions Corp. Stock Option Agreement for certain Employees, Non-Employee Directors and Service Providers	Incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
10	.9†	Amended and Restated 2000 Restricted Stock Grant Plan of SXC Health Solutions, Corp., effective September 16, 2008	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on November 6, 2008
10	.10†	Gordon Glenn Separation Agreement	Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 11, 2008
10	.11†	Employment Agreement, effective as of June 30, 2008, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Mark Thierer	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 11, 2008
10	.12†	Employment Agreement, effective as of June 30, 2008, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Jeffrey G. Park	Incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 11, 2008
10	.13†	Employment Agreement, effective as of November 6, 2008, between SXC Health Solutions, Inc. and John Romza	Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on November 6, 2008
10	.14†	Employment Agreement, effective as of November 6, 2008, between SXC Health Solutions, Inc. and Mike Bennof	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on November 6, 2008
10	.15†	Employment Agreement, effective as of November 6, 2008, among SXC Health Solutions, Inc., informedRx and B. Greg Buscetto	Incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on November 6, 2008
10	.16†	Employment Agreement, effective as of May 21, 2007, between SXC Health Solutions, Inc. and Michael Meyer	Incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
10	.17†	First Amendment to the Employment Agreement, effective as of June 30, 2008, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Mark Thierer	Incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed by SXC with the SEC on March 13, 2009

Exhibit
Number		Description of Document	Reference

10	.18†	First Amendment to the Employment Agreement, effective as of June 30, 2008, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Jeffrey G. Park	Incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed by SXC with the SEC on March 13, 2009
10	.19†	SXC Health Solutions, Inc. Deferred Compensation Plan (Effective January 1, 2009)	Incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed by SXC with the SEC on March 13, 2009
10	.20†	2007 Employee Stock Purchase Plan	Incorporated herein by reference to Exhibit 4.1 to the Form S-8 (SEC file No. 333-145449) filed by SXC Health Solutions Corp. on August 14, 2007
10	.21†	Amendment No. 1 to the SXC Health Solutions Corp. 2007 Employee Stock Purchase Plan, dated March 11, 2009	Incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed by SXC with the SEC on March 13, 2009
10	.22†	Amendment No. 2 to the SXC Health Solutions Corp. 2007 Employee Stock Purchase Plan, dated March 2, 2010	Filed herewith
10.23		Lease Agreement between HINES VAF WESTWOOD OF LISLE II, L.P. and SXC HEALTH SOLUTIONS, INC., dated March 24, 2006	Incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
10.24		Memorandum and Amendment between GRIFFIN CAPITAL CORPORATION and SXC HEALTH SOLUTIONS, INC., dated January 23, 2008	Incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
10.25		Commencement Date Memorandum between PC 101, INC. and SXC HEALTH SOLUTIONS, INC., dated January 25, 2007	Incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
10.26		Office Lease Agreement between PC 101, INC. and SXC HEALTH SOLUTIONS, INC., dated April 12, 2006	Incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
10.27		First Amendment to Multi-Tenant Agreement between PC 101, INC. and SXC HEALTH SOLUTIONS, INC., dated July 24, 2006	Incorporated herein by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
10.28		Second Amendment to Multi-Tenant Agreement between PC 101, INC. and SXC HEALTH SOLUTIONS, INC., dated October 29, 2007	Incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
10.29		Agreement of Lease between Commonwealth Management Corporation and Health Business Systems, Inc., dated July 1, 1996	Incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
10.30		Amendment between Equivest Management Corporation and Health Business Systems, Inc., dated April 24, 2000	Incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
10.31		Second Amendment between 730 LOUIS DRIVE, L.P. and Health Business Systems, Inc., dated November 13, 2002	Incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
10	.32†	Amendment to Employment Agreement, effective as of September 1, 2009, among SXC Health Solutions, Inc., informedRx and B. Greg Buscetto	Filed herewith
10	.33†	Amendment to Employment Agreement, effective as of January 1, 2010, among SXC Health Solutions, Inc., informedRx and B. Greg Buscetto	Filed herewith
12.1		Statement of computation of ratios of earnings to fixed charges	Filed herewith
18.1		KPMG LLP Preferability Letter (United States)	Incorporated herein by reference to Exhibit 18.1 to the Annual Report on Form 10-K filed by SXC with the SEC on March 13, 2009
21.1		List of Subsidiaries	Filed herewith

Exhibit
Number	Description of Document	Reference

23.1	Consent of KPMG LLP (United States)	Filed herewith
23.2	Consent of KPMG LLP (Canada)	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2010.

SXC HEALTH SOLUTIONS CORP.

By:	/s/ Mark A. Thierer
Mark A. Thierer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

By:	/s/ Mark A. Thierer Mark A. Thierer	Chief Executive Officer (Principal Executive Officer and Director)	March 5, 2010

By:	/s/ Jeffrey Park Jeffrey Park	Chief Financial Officer and Executive Vice President, Finance (Principal Financial and Accounting Officer)	March 5, 2010

By:	/s/ Terrence C. Burke Terrence C. Burke	Director	March 5, 2010

By:	/s/ Steven Cosler Steven Cosler	Director	March 5, 2010

By:	/s/ William J. Davis William J. Davis	Director	March 5, 2010

By:	/s/ Anthony R. Masso Anthony R. Masso	Director	March 5, 2010

By:	/s/ Philip R. Reddon Philip R. Reddon	Director	March 5, 2010

By:	/s/ Curtis J. Thorne Curtis J. Thorne	Director	March 5, 2010