Form 10-Q
period 2010-03-31
SXC Health Solutions Corp.
filed 2010-05-07
CIK 1363851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2010, there were 30,618,318 of the Registrant’s common shares, no par value per share, outstanding.

Part I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
SXC HEALTH SOLUTIONS CORP.
Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$313,241	$304,370
Restricted cash	14,305	14,169
Short term investments	—	4,639
Accounts receivable, net of allowance for doubtful accounts of $2,928 (2009 — $2,871)	108,609	97,330
Rebates receivable	32,130	17,630
Prepaid expenses and other assets	4,641	4,483
Inventory	8,239	7,106
Income tax recoverable	1,606	345
Deferred income taxes	8,031	9,875

Total current assets	490,802	459,947

Property and equipment, net of accumulated depreciation of $29,510 (2009 — $27,421)	18,761	19,880
Goodwill	141,787	141,787
Other intangible assets, net of accumulated amortization of $25,826 (2009 — $23,831)	35,579	37,574
Deferred income taxes	1,385	1,641
Other assets	1,169	1,251

Total assets	$689,483	$662,080

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$7,533	$9,916
Customer deposits	15,483	14,832
Salaries and wages payable	7,732	12,349
Accrued liabilities	24,668	30,786
Pharmacy benefit management rebates payable	58,603	46,606
Pharmacy benefit claim payments payable	64,006	61,669
Deferred revenue	8,716	7,304

Total current liabilities	186,741	183,462

Deferred income taxes	13,930	13,597
Deferred lease inducements	2,630	2,748
Deferred rent	1,334	1,337
Other liabilities	2,448	2,442

Total liabilities	207,083	203,586

Commitments and contingencies (Note 10)

Shareholders’ equity
Common shares: no par value, unlimited shares authorized; 30,318,618 shares issued and outstanding at March 31, 2010 (December 31, 2009 — 30,057,281 shares)	366,908	361,530
Additional paid-in capital	18,888	15,153
Retained earnings	96,604	81,812
Accumulated other comprehensive loss	—	(1)

Total shareholders’ equity	482,400	458,494

Total liabilities and shareholders’ equity	$689,483	$662,080

See accompanying notes to the unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended March 31,
	2010	2009
	(unaudited)
Revenue:
PBM	$427,502	$267,780
HCIT	24,646	23,180

Total revenue	452,148	290,960

Cost of revenue:
PBM	389,166	238,972
HCIT	12,753	12,804

Total cost of revenue	401,919	251,776

Gross profit	50,229	39,184

Expenses:
Product development costs	3,073	3,163
Selling, general and administrative	21,308	20,797
Depreciation of property and equipment	1,481	1,482
Amortization of intangible assets	1,995	2,825

	27,857	28,267

Operating income	22,372	10,917

Interest income	(149)	(246)
Interest expense	394	956

Net interest expense	245	710

Other expense (income), net	198	(325)

Income before income taxes	21,929	10,532
Income tax expense:
Current	5,529	2,201
Deferred	1,608	649

	7,137	2,850

Net income	$14,792	$7,682

Earnings per share:
Basic	$0.49	$0.32
Diluted	$0.48	$0.31

Weighted average number of shares used in computing earnings per share:
Basic	30,093,501	24,324,911
Diluted	31,079,884	24,923,208
See accompanying notes to the unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended March 31,
	2010	2009
	(unaudited)

Net income	$14,792	$7,682

Other comprehensive income, net of tax

Unrealized gain on cash flow hedges and other (net of income tax expense of $1 and $9, for the three months ended March 31, 2010 and 2009, respectively)	1	29

Comprehensive income	$14,793	$7,711

See accompanying notes to the unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Cash Flows
(in thousands)

	Three months ended
	March 31,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net income	$14,792	$7,682
Items not involving cash:
Stock-based compensation	1,264	613
Depreciation of property and equipment	2,089	1,976
Amortization of intangible assets	1,995	2,825
Deferred lease inducements and rent	(121)	(45)
Deferred income taxes	1,608	649
Tax benefit on option exercises	(4,082)	(1,562)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(11,288)	(3,863)
Rebates receivable	(14,500)	5,699
Restricted cash	(136)	(1,130)
Prepaid expenses and other assets	(159)	(421)
Inventory	(1,133)	657
Income tax recoverable	3,643	88
Accounts payable	(2,383)	(1,198)
Accrued liabilities	(10,734)	(8,617)
Pharmacy benefit claim payments payable	2,337	485
Pharmacy benefit management rebates payable	11,997	2,541
Deferred revenue	1,388	3,247
Customer deposits	651	2,174
Other	105	42

Net cash (used) provided by operating activities	(2,667)	11,842

Cash flows from investing activities:
Purchases of property and equipment	(970)	(3,289)
Sales of short term investments	6,828	—
Purchases of short term investments	(2,208)	—
Acquisitions, net of cash acquired	—	(180)

Net cash provided (used) by investing activities	3,650	(3,469)

Cash flows from financing activities:
Proceeds from exercise of options	3,767	2,346
Tax benefit on option exercises	4,082	1,562
Repayment of long-term debt	—	(120)

Net cash provided by financing activities	7,849	3,788

Effect of foreign exchange on cash balances	39	94

Increase in cash and cash equivalents	8,871	12,255

Cash and cash equivalents, beginning of period	304,370	67,715

Cash and cash equivalents, end of period	$313,241	$79,970

See accompanying notes to unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements Shareholders’ Equity
(in thousands, except share data)

	Common Shares		Additional	Retained	Accumulated Other
	Shares	Amount	Paid-in Capital	Earnings	Comprehensive Loss	Total

Balance at December 31, 2009	30,057,281	$361,530	$15,153	$81,812	$(1)	$458,494
Activity during the period (unaudited):
Net income	—	—	—	14,792	—	14,792
Exercise of stock options	261,337	5,378	(1,611)	—	—	3,767
Tax benefit on options exercised	—	—	4,082	—	—	4,082
Stock-based compensation	—	—	1,264	—	—	1,264
Other comprehensive income, net of tax	—	—	—	—	1	1

Balance at March 31, 2010 (unaudited)	30,318,618	366,908	18,888	96,604	—	482,400

Balance at December 31, 2008	24,103,032	$146,988	$11,854	$35,751	$(430)	$194,163
Activity during the period (unaudited):						—
Net income	—	—	—	7,682	—	7,682
Issuance of shares for acquisition	21	—	—	—	—	—
Vesting of restricted stock units	991	18	(18)	—	—	—
Exercise of stock options	372,500	3,489	(1,143)	—	—	2,346
Tax benefit on options exercised	—	—	1,562	—	—	1,562
Stock-based compensation	—	—	613	—	—	613
Other comprehensive income, net of tax	—	—	—	—	29	29

Balance at March 31, 2009 (unaudited)	24,476,544	$150,495	$12,868	$43,433	$(401)	$206,395

See accompanying notes to the unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	Description of Business

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

2.	Basis of Presentation
Basis of presentation:

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting on Form 10-Q, and following accounting policies consistent with the Company’s audited annual consolidated financial statements for the year ended December 31, 2009. The unaudited interim consolidated financial statements of the Company include its majority-owned subsidiaries and all significant intercompany transactions and balances have been eliminated in consolidation. Amounts in the unaudited interim consolidated financial statements and notes are expressed in U.S. dollars, except where indicated, which is also the Company’s functional currency. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010. As of the issuance date of the Company’s financial statements, no subsequent events have occurred that would require adjustment to or disclosure in these unaudited interim consolidated financial statements in accordance with Financial Accounting Standards Board’s (“FASB”) guidance.

Pursuant to the SEC rules and regulations for reporting on Form 10-Q, certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or excluded. As a result, these unaudited interim consolidated financial statements do not contain all the disclosures required to be included in the annual consolidated financial statements and should be read in conjunction with the most recent audited annual consolidated financial statements and notes thereto for the year ended December 31, 2009.

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
Recent accounting standards implemented are summarized below:
Revenue arrangements with multiple deliverables

Effective January 1, 2010, the Company adopted the amendment to revenue recognition guidance for transactions with multiple deliverables. The updated accounting guidance changes the criteria necessary for a delivered item to be considered a separate element by removing the requirement of using objective and reliable evidence of fair value in determining the amount of revenue to recognize. In place of having objective and reliable evidence of fair value for delivered and undelivered elements, a company may use its best estimate of selling price to determine the amount of revenue to recognize. The new guidance did not have a material impact on the Company’s financial results.

Revenue arrangements that include software elements

Effective January 1, 2010, the Company adopted the amended revenue recognition guidance for transactions involving tangible products that have software components. The new accounting guidance removes the non-software components and software elements of the tangible product from the scope of software revenue recognition accounting guidance. The new guidance did not have a material impact on the Company’s financial results.

4.	Cash and Cash Equivalents
The components of cash and cash equivalents are as follows (in thousands):

	March 31, 2010	December 31, 2009

Cash on deposit	$384,939	$86,384
Payments in transit	(71,731)	(87,500)
U.S. money market funds	—	305,453
Canadian dollar deposits (March 31, 2010 — Cdn. $35 at 1.0516; December 31, 2009 — Cdn. $35 at 1.0517)	33	33

	$313,241	$304,370

The Company determined the carrying amount reported in the consolidated balance sheets as cash and cash equivalents approximates fair value because of the short maturities of these instruments and are considered Level 1 investments in the fair value hierarchy.

5.	Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or more frequently if impairment indicators arise. The Company allocates goodwill to both the PBM and HCIT segments. There were no impairments of goodwill or indefinite-lived intangible assets during the three months ended March 31, 2010 and 2009.

Definite-lived intangible assets are amortized over the useful lives of the related assets. The components of intangible assets were as follows (in thousands):

	March 31, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Customer relationships	$53,760	$19,960	$33,800	$53,760	$18,116	$35,644
Acquired software	3,765	3,047	718	3,765	2,932	833
Trademarks/Trade names	1,370	1,205	165	1,370	1,188	182
Non-compete agreements	1,510	1,486	24	1,510	1,484	26
Licenses	1,000	128	872	1,000	111	889

Total	$61,405	$25,826	$35,579	$61,405	$23,831	$37,574

Amortization associated with intangible assets at March 31, 2010 is estimated to be $5.9 million for the remainder of 2010, $7.1 million in 2011, $6.5 million in 2012, $5.7 million in 2013, $5.2 million in 2014, and $5.2 million for years after 2014.

6.	Shareholders’ equity
(a)	Stock incentive plans:

Effective on March 11, 2009, the Board of Directors of the Company adopted the SXC Health Solutions Corp. Long-Term Incentive Plan (“LTIP”), which was approved by the shareholders of the Company at the Annual and Special Meeting of Shareholders on May 13, 2009. The LTIP provides for the grant of stock option awards, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other stock-based awards to eligible persons, including executive officers and directors of the Company. The purpose of the LTIP is to advance the interests of the Company by attracting and retaining high caliber employees and other key individuals who perform services for the Company, a subsidiary or an affiliate; align the interests of the Company’s shareholders and recipients of awards under the LTIP by increasing the proprietary interest of such recipients in the Company’s growth and success; and motivate award recipients to act in the best long-term interest of the Company and its shareholders. The LTIP replaced the previous stock option plan, and no further grants or awards will be issued under the previous stock option plan. The LTIP provides for a maximum of 1,070,000 common shares of the Company to be issued in addition to the common shares that remained available for issuance under the previous stock option plan.

There were 1,326,467 stock options outstanding as of March 31, 2010 issued under the LTIP or the Company’s previous stock option plan.
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

During the first quarter of 2009, the ESPP was amended so that the common shares available for purchase under the ESPP are drawn from reacquired common shares purchased on behalf of the Company in the open market. During the three months ended March 31, 2010 and 2009, there were 2,043 and 3,720 shares issued under the ESPP, respectively.

The ESPP is not considered compensatory as its purchase discount is not greater than 5%, the plan is available to substantially all employees, and the plan does not incorporate option features. Accordingly, no portion of the cost related to ESPP purchases is included in the Company’s stock-based compensation expense.

(c)	Outstanding shares and stock options:

At March 31, 2010, the Company had outstanding common shares of 30,318,618 and stock options outstanding of 1,326,467. At December 31, 2009, the Company had outstanding common shares of 30,057,281 and stock options outstanding of 1,532,664. As of March 31, 2010, stock options outstanding consisted of 286,573 options at a weighted-average exercise price of Canadian $11.14 and 1,039,894 options at a weighted-average exercise price of U.S. $21.80.

(d)	Restricted stock units:

During the three months ended March 31, 2010, the Company granted 55,860 time-based RSUs and 44,440 performance based RSUs to its employees and non-employee directors with a grant date fair value of $60.50 per share. At March 31, 2010, there were 205,477 time-based RSUs and 114,710 performance-based RSUs outstanding.

Time-based RSUs vest on a straight-line basis over a range of three to four years and performance-based RSUs cliff vest based upon reaching agreed upon three-year performance conditions.
7.	Stock-based compensation

During the three-month periods ended March 31, 2010 and 2009, the Company recorded stock-based compensation expense of $1.3 million and $0.6 million, respectively. The Black-Scholes option-pricing model was used to estimate the fair value of the stock options at the grant date based on the following assumptions:

	Three months ended March 31,
	2010	2009

Total stock options granted	65,340	500
Volatility	48.50%	55.50%
Risk-free interest rate	2.36%-2.39%	1.96%
Expected life	4.5 years	4.5 years
Dividend yield	—	—
Weighted-average grant date fair value:	$25.77	$8.09
8.	Segment information
The Company operates in two geographic areas as follows (in thousands):

	Three months ended March 31,
Revenue	2010	2009

United States	$451,077	$290,467
Canada	1,071	493

Total	$452,148	$290,960

Net assets	March 31, 2010	December 31, 2009

United States	$310,101	$286,003
Canada	172,299	172,491

Total	$482,400	$458,494

The Company reports in two operating segments: PBM and HCIT. The Company evaluates segment performance based upon revenue and gross profit. Financial information by segment is presented below (in thousands):

	Three months ended March 31,
	2010	2009

PBM:
Revenues	$427,502	$267,780
Cost of revenue	$389,166	$238,972

Gross profit	$38,336	$28,808

Total assets at March 31	$437,994	$298,875

HCIT:
Revenues	$24,646	$23,180
Cost of revenue	$12,753	$12,804

Gross profit	$11,893	$10,376

Total assets at March 31	$251,489	$136,823

Consolidated:
Revenues	$452,148	$290,960
Cost of revenue	$401,919	$251,776

Gross profit	$50,229	$39,184

Total assets at March 31	$689,483	$435,698

For the three-month period ended March 31, 2010, no one customer accounted for 10% or more of total revenues. For the three-month period ended March 31, 2009, one customer accounted for 15.0% of total revenues.

At March 31, 2010 and December 31, 2009, no one customer accounted for 10% or more of the outstanding accounts receivable balance.
9.	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2010 and 2009 was 32.5% and 27.1%, respectively. The effective tax rate increased during the three months ended March 31, 2010 compared to the same period in 2009, primarily due to the difference in the proportion of overall income among jurisdictions.

The Company and its subsidiaries file income tax returns in Canadian and U.S. federal jurisdictions, and various provincial, state and local jurisdictions. With a few exceptions, the Company is no longer subject to tax examinations by tax authorities for years prior to 2005.

10.	Commitments and Contingencies

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

The Company provides routine indemnification to its customers against liability if the Company’s products infringe on a third party’s intellectual property rights. The maximum amount of potential indemnification liability cannot be reasonably estimated due to its uncertain nature. Historically, the Company has not made payments related to these indemnification provisions.

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

11.	Derivative Instruments and Fair Value

The Company used variable rate debt to assist in financing its acquisition of National Medical Health Card Systems, Inc. (“NMHC”) in 2008. Prior to extinguishing the variable rate debt in December 2009, the Company was subject to interest rate risk related to the variable rate debt. When interest rates increased, interest expense could increase. Conversely, when interest rates decreased, interest expense could also decrease.

To protect itself against the interest rate exposures, and pursuant to the terms of the Company’s $48 million credit agreement, the Company entered into interest rate contracts with notional amounts equal to 50% of the borrowed amount, or $24 million, for a three-year period from the date of issue. The Company entered into a 3-year interest rate swap agreement with a notional amount of $14 million to fix the LIBOR rate on $14 million of the term loan at 4.31%, resulting in an effective rate of 7.56% after adding the 3.25% margin per the credit agreement. Under the interest rate swap, the Company receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent to fixed-rate debt. Additionally, the Company entered into a 3-year interest rate cap with a notional amount of $10 million to effectively cap the LIBOR rate on $10 million of the term loan at 4.50%, resulting in a maximum effective rate of 7.75% after adding the 3.25% margin per the credit agreement, excluding the associated fees. These instruments were designated as cash flow hedges during 2008. After the Company repaid all of its long-term debt in the fourth quarter of 2009, the cash flow hedge treatment was discontinued as the future transactions that the interest rate contracts were hedging were no longer probable of occurring.

The two derivative instruments mentioned above were entered into to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR, and to comply with the terms of the credit agreement.

As of March 31, 2010, the interest rate contract derivative instruments are “out of the money” and the Company is not currently exposed to any credit risk for amounts classified on the consolidated balance sheet should the counterparty in the agreement fail to meet its obligations under the agreement. The Company does not anticipate the instruments coming “out of the money” prior to their expiration in 2011. To manage credit risks, the Company selects counterparties based on credit assessments, limits overall exposure to any single counterparty, and monitors the market position with each counterparty. The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company does not enter into derivative instruments for any purpose other than hedging identified exposures. That is, the Company does not speculate using derivative instruments and has not designated any instruments as fair value hedges or hedges of the foreign currency exposure of a net investment in foreign operations.

Accounting guidance for fair value measurements defines a three-level hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, with level 1 considered the most reliable. For assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets, the table below categorizes fair value measurements across the three levels as of March 31, 2010 and December 31, 2009 (in thousands):

March 31, 2010
	Quoted Prices in	Significant	Significant
	Active Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Interest Rate Contract Derivatives	$—	$642	$—	$642

	December 31, 2009
	Quoted Prices in	Significant	Significant
	Active Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Corporate debt securities	$—	$2,490	$—	$2,490
Other short term investments	$—	$2,149	$—	$2,149
Liabilities:
Interest Rate Contract Derivatives	$—	$695	$—	$695

When available and appropriate, the Company uses quoted market prices in active markets to determine fair value, and classifies such items within Level 1. Level 1 values only include instruments traded on a public exchange. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability or can be derived principally from or corroborated by observable market data. If the Company were to use one or more significant unobservable inputs for a model-derived valuation, the resulting valuation would be classified in Level 3.

The Company has classified derivative liabilities as other noncurrent liabilities on the consolidated balance sheets. The interest rate contract derivatives fair values are derived from calculations using observable interest rate inputs from a financial institution. The notional amounts of the interest rate contracts are noted previously in this footnote. The total fair value adjustment for the interest rate contract derivatives was $0.1 million for the three months ended March 31, 2010, which was recognized as other expense in the consolidated statement of operations. During the three months ended March 31, 2009, the Company was still applying hedge accounting to the interest rate contract derivatives, and accordingly reclassified $0.1 million into interest expense from accumulated other comprehensive income for the effective portion of the loss on the interest rate contracts.

The corporate debt securities are recorded in short-term investments in the consolidated balance sheet at December 31, 2009; the Company did not hold any corporate debt securities as of March 31, 2010. The fair values of these securities were based on quoted market prices for the specific securities held based on a matrix of valuations received from several pricing sources. Other short-term investments represent certificates of deposits and treasury bills that mature in over 90 days. These are recorded in short-term investments in the consolidated balance sheet at December 31, 2009; the Company did not hold these securities as of March 31, 2010. The fair values of the other short-term investments are based on quoted market prices for the specific securities held based on a matrix of valuations received from several pricing sources. The amortized cost for the debt securities and other short-term investments was $4.6 million as of December 31, 2009.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Management’s Discussion and Analysis (“MD&A”) section of the Company’s 2009 Annual Report on Form 10-K. Results of the interim periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.
Caution Concerning Forward-Looking Statements
Certain information in this MD&A, in various filings with regulators, in reports to shareholders and in other communications is forward-looking within the meaning of certain securities laws and is subject to important risks, uncertainties and assumptions. This forward-looking information includes, amongst others, information with respect to the Company’s objectives and the strategies to achieve those objectives, as well as information with respect to the Company’s beliefs, plans, expectations, anticipations, estimates and intentions. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include, but may not be limited to, the ability of the Company to adequately address: the risks associated with further market acceptance of the Company’s products and services; its ability to manage its growth effectively; its reliance on and ability to retain key customers and key personnel; industry conditions such as consolidation of customers, competitors and acquisition targets; the Company’s ability to acquire a company and manage integration and potential dilution associated therewith; the impact of technology changes on its products/service offerings, including impact on the intellectual property rights of others; the effects of regulatory and legislative changes in the healthcare industry; and the sufficiency and fluctuations of its liquidity and capital needs.
When relying on forward-looking information to make decisions, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. In making the forward-looking statements contained in this MD&A, the Company does not assume any significant acquisitions, dispositions or one-time items. It does assume, however, the renewal of certain customer contracts. Every year, the Company has major customer contracts that come up for renewal. In addition, the Company also assumes new customer contracts. In this regard, the Company is pursuing large opportunities that present a very long and complex sales cycle which substantially affects its forecasting abilities. The Company has assumed certain timing for the realization of these opportunities which it thinks is reasonable but which may not be achieved. Furthermore, the pursuit of these larger opportunities does not ensure a linear progression of revenue and earnings since they may involve significant up-front costs followed by renewals and cancellations of existing contracts. The Company has assumed certain revenues which may not be realized. The Company has also assumed that the material factors referred to in the previous paragraph will not cause such forward-looking information to differ materially from actual results or events. The foregoing list of factors is not exhaustive and is subject to change and there can be no assurance that such assumptions will reflect the actual outcome of such items or factors. For additional information with respect to certain of these and other factors, refer to the risks and uncertainties section of Item 1A of the Company’s 2009 Annual Report on Form 10-K.
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
Revenue primarily consists of sales of prescription drugs, together with any associated administrative fees, to customers and participants, either through the Company’s nationwide network of retail pharmacies, Mail Service pharmacy or Specialty Service pharmacy. Revenue related to the sales of prescription drugs is recognized when the claims are adjudicated and the prescription drugs are shipped. Claims are adjudicated at the point-of-sale using an on-line processing system. Profitability of the PBM segment is largely dependent on the volume and type of prescription drug claims adjudicated and sold. Growth in revenue and profitability of the PBM segment is dependent upon attracting new customers, retaining the Company’s current customers, and providing additional services to the Company’s current customer base by offering a flexible and cost-effective alternative to traditional PBM offerings. The Company’s PBM offerings allow its customers to gain increased control of their pharmacy benefit dollars and maximize cost savings and quality of care through a full range of pharmacy spend management services, including: formulary administration, benefit plan design and management, pharmacy network management, drug utilization review, clinical services and consulting, reporting and information analysis solutions, mail services and specialty pharmacy, and consumer web services.

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
Profitability of the HCIT business depends primarily on revenue derived from transaction processing services, software license sales, hardware sales, maintenance, and professional services. Recurring revenue remains a cornerstone of the Company’s business model and consists of transaction processing services and maintenance. Growth in revenue from recurring sources has been driven primarily by growth in the Company’s transaction processing business in the form of claims processing for its payor customers and switching services for its provider customers. Through the Company’s transaction processing business, where the Company is generally paid based on the volume of transactions processed, the Company continues to benefit from the growth in pharmaceutical drug use in the United States. The Company believes that aging demographics and increased use of prescription drugs will continue to generate demand in the transaction processing business. In addition to benefiting from this industry growth, the Company continues to focus on increasing recurring revenue in the transaction processing area by adding new transaction processing customers to its existing customer base. The recognition of revenue in the HCIT business depends on various factors including the type of service provided, contract parameters, and any undelivered elements.
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

The frequency with which the Company’s customer contracts come up for renewal, and the potential for one of the Company’s larger customers to terminate, or elect not to renew, its existing contract with the Company, create the risk that the Company’s results of operations may be volatile. The Company’s customer contracts generally do not have terms longer than three years and, in some cases, are terminable by the customer on relatively short notice. The Company’s larger customers generally seek bids from other PBM providers in advance of the expiration of their contracts. If existing customers elect not to renew their contracts at the same service levels previously provided with the Company at the expiration of the current terms of those contracts, and in particular if one of the Company’s largest customers elects not to renew, the Company’s recurring revenue base will be reduced and results of operations will be adversely affected.
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
Various aspects of the Company’s business are governed by federal and state laws and regulations, and because sanctions may be imposed for violations of these laws, compliance is a significant operational requirement. The Company believes it is in substantial compliance with all existing legal requirements material to the operation of its business. There are, however, significant uncertainties involving the application of many of these legal requirements to its business.
The recently passed U.S. health care reform bill could provide drug coverage for 20 to 40 million people in the form of expanded Medicaid coverage. The Company is active in this market and believes that expansion could create growth opportunities. In addition, the reform bill provides a pathway for follow-on biologic development, giving more cost effective generic options to clients and the potential opportunity for margin expansion for the Company. As many aspects of the reform bill do not go into effect for several years, the Company cannot predict the overall impact the legislation will have on the Company’s financial results. In addition, there are numerous proposed health care laws and regulations at the federal and state levels, many of which could adversely affect the Company’s business, results of operations and financial condition. The Company is unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to its business or the health care industry in general, or what effect any such legislation or regulations might have on it. The Company also cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws or regulations that could have a material adverse effect on its business or financial performance.
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
Leading technology and platform: The Company’s technology is robust, scaleable, and web-enabled. The Company’s payor offerings efficiently supported over 400 million transactions in 2009. The platform is able to instantly cross-check multiple processes, such as reviewing claim eligibility and adverse drug reaction and properly calculating member, pharmacy and payor payments. The Company’s technology is built on flexible, database-driven rule sets and broad functionality applicable for most any type of business. The Company believes it has one of the most comprehensive claims processing platforms in the market.
The Company’s technology platform allows it to provide more comprehensive PBM services through informedRx by offering customers a selection of services to choose from to meet their unique needs versus requiring them to accept a one-size-fits-all solution. The Company believes this à la carte offering is a key differentiator from its competitors.
Measurable cost savings for customers: The Company provides its customers with increased control over prescription drug costs and drug benefit programs. The Company’s pricing model and flexible product offerings are designed to deliver measurable cost savings to the Company’s customers. The Company believes its pricing model is a key differentiator from its competitors for the Company’s customers who want to gain control of their prescription drug costs. For example, the Company’s pharmacy network contracts and manufacturer rebate agreements are made available by the Company to each customer. For customers who select the Company’s pharmacy network and manufacturer rebate services on a fixed fee per transaction basis, there is clarity to the rebates and other fees payable to the client. The Company believes that its pricing model together with the flexibility to select from a broad range of customizable services helps customers realize measurable results and cost savings.

Selected financial highlights for the three months ended March 31, 2010 compared to the same period in 2009
Selected financial highlights for the three months ended March 31, 2010 and 2009 are noted below:
•
Total revenue in the three months ended March 31, 2010 was $452.1 million as compared to $291.0 million for the same period in 2009. The increase is largely attributable to an increase in PBM revenue of $159.7 million compared to 2009. PBM revenues increased primarily due to growth in the customer base throughout 2009 and into 2010. The increased customer base was complemented by additional services sold to existing customers.

•
Operating income increased $11.5 million or 104.9% in for the first quarter of 2010 to $22.4 million as compared to $10.9 million for the same period in 2009. This increase was driven by increased gross profits from operations coupled with a decrease in operating expenses as compared to the same period in 2009.

•
The Company reported net income of $14.8 million, or $0.48 per share (fully-diluted), for the three months ended March 31, 2010, compared to $7.7 million, or $0.31 per share (fully-diluted), for the same period in 2009. The increase is driven by higher gross profit attributable to an increase in PBM revenues, operating cost savings from synergies obtained after the successful integration of NMHC, and lower interest expense due to extinguishing the Company’s long-term debt in December 2009. These increases are partially offset by increases in cost of revenues and income taxes.

•
On March 4, 2010, the Company announced a new agreement with HealthSpring Inc. pursuant to which the Company’s informedRx subsidiary will provide HealthSpring with its full suite of PBM services, managing significant drug spend. The initial term of the agreement is three years with provisions for two additional one-year extensions. HealthSpring will deploy mail and specialty pharmacy services beginning in 2010, with implementation of the full PBM services on January 1, 2011. For financial statement reporting purposes with respect to the agreement, because of the size of this agreement, the Company expects that margins related to this agreement will be materially lower than historical margins.

Results of Operations
Three months ended March 31, 2010 as compared to the three months ended March 31, 2009

	Three months ended
	March 31,
In thousands, except per share data	2010	2009
Revenue	$452,148	$290,960
Cost of revenue	401,919	251,776

Gross profit	50,229	39,184
Product development costs	3,073	3,163
SG&A	21,308	20,797
Depreciation of property and equipment	1,481	1,482
Amortization of intangible assets	1,995	2,825

Operating income	22,372	10,917
Interest expense, net	245	710
Other expense (income), net	198	(325)

Income before income taxes	21,929	10,532
Income tax expense	7,137	2,850

Net income	$14,792	$7,682

Diluted earnings per share	$0.48	$0.31
Revenue
Revenue increased $161.2 million to $452.1 million for the three months ended March 31, 2010, primarily due to new customer starts as of January 1, 2010, as well as other customers added during 2009. Revenues have also increased as compared to the same period in 2009 due to an increase in PBM services sold to several HCIT customers during the second half of 2009 and the first quarter of 2010. As a result of the additional services contracted, these customers moved from the HCIT segment to the PBM segment. Overall, these changes are a result of synergies between the HCIT and PBM segments which have allowed the Company to focus on offering a broader array of products and services to the Company’s customers. The Company will continue to leverage these synergies with the goal of providing incremental revenue opportunities.
Cost of Revenue
Cost of revenue increased $150.1 million to $401.9 million for the three months ended March 31, 2010, primarily due to increased PBM transaction volumes in 2010 driven by the increased customer base. Cost of revenue in the PBM segment relates to the actual cost of the prescription drugs sold. Costs of revenue have increased in line with the increase in PBM revenues which are driven by prescription drugs sold.
Gross Profit
Gross profit increased $11.0 million to $50.2 million for the three months ended March 31, 2010, mostly due to increased margins earned from incremental PBM revenues as compared to the same period in 2009. Gross margin as a percentage of revenue has decreased from 13.5% of revenue to 11.1% of revenue due to the increase in PBM revenues and costs. PBM revenues carry a lower margin percentage as compared to HCIT revenues. As PBM revenues grow as a percentage of the Company’s total revenue, gross margin as a percentage of revenue may decrease.

Product Development Costs
Product development costs for the three months ended March 31, 2010 were $3.1 million compared to $3.2 million for the three months ended March 31, 2009. Product development continues to be a key focus of the Company as it continues to pursue enhancements of existing products, as well as the development of new offerings, to support its market expansion.
SG&A Costs
SG&A costs for the three months ended March 31, 2010 were $21.3 million compared to $20.8 million for the three months ended March 31, 2009. SG&A costs consist primarily of employee costs in addition to professional services costs, facilities and costs not related to cost of revenue. SG&A costs also include stock-based compensation cost of $1.0 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively. As the Company focused on controlling its costs throughout 2009 and into 2010, it was able to keep SG&A costs flat during the current period as compared to the same period in 2009, excluding those costs attributable to stock-based compensation. The increase in stock-based compensation during the three months ended March 31, 2010 as compared to the same period in 2009 is due to additional awards granted, and an increase in the value of those awards granted to the Company’s employees during the second half of 2009 and the first quarter of 2010. The increase in the stock-based compensation valuations are directly attributable to the increase in the market value of the Company’s common shares.
Depreciation
Depreciation expense relates to property and equipment used in all areas of the Company except for those depreciable assets directly related to the generation of revenue, which is included in the cost of revenue in the consolidated statements of operations. Depreciation expense was $1.5 million for the three-month periods ended March 31, 2010 and 2009. The expense remained flat due to new asset purchases in 2010 and 2009 to expand the Company’s data centers and information technology network capacity being offset by assets which reached full depreciation at the end of 2009 and beginning of 2010.
Amortization
Amortization expense for the three months ended March 31, 2010 and 2009 was $2.0 million and $2.8 million, respectively. Amortization expense has decreased due to the amortization methodology for the intangible assets attained from the NMHC acquisition. These intangible assets are amortized in line with their estimated future economic benefits, which for certain assets is greater at the beginning of their life versus the end. Accordingly, over time amortization will decrease. Amortization expense on all the Company’s intangible assets is expected to be approximately $5.9 million for the remainder of 2010. Refer to Note 5-Goodwill and Other Intangible Assets in the notes to these unaudited consolidated financial statements for more information on amortization expected in future years.
Interest Income and Expense
Interest income decreased $0.1 million for the three months ended March 31, 2010 as compared to the same period in 2009, due primarily to lower interest rates. Interest expense decreased to $0.4 million for the three months ended March 31, 2010 from $1.0 million in the same period in 2009 primarily due to the Company extinguishing its long-term debt in December 2009.
Income Taxes
The Company recognized income tax expense of $7.1 million for the three months ended March 31, 2010, representing an effective tax rate of 32.5%, compared to a $2.9 million income tax expense, representing an effective tax rate of 27.1%, for the same period in 2009. The effective tax rate increased during the three months ended March 31, 2010 compared to the same period in 2009, primarily due to the difference in the proportion of overall income among jurisdictions.
Net Income
The Company reported net income of $14.8 million for the three months ended March 31, 2010, or $0.48 per share (fully-diluted), compared to $7.7 million, or $0.31 per share (fully-diluted), for the three months ended March 31, 2009.
Segment Analysis
The Company reports in two operating segments: PBM and HCIT. The Company evaluates segment performance based on revenue and gross profit. A reconciliation of the Company’s business segments to the consolidated financial statements for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	PBM		HCIT		Consolidated
	2010	2009	2010	2009	2010	2009
Revenue	$427,502	$267,780	$24,646	$23,180	$452,148	$290,960
Cost of revenue	389,166	238,972	12,753	12,804	401,919	251,776

Gross profit	$38,336	$28,808	$11,893	$10,376	$50,229	$39,184
Gross profit %	9.0%	10.8%	48.3%	44.8%	11.1%	13.5%
PBM
Revenue was $427.5 million for the three months ended March 31, 2010, an increase of $159.7 million compared to the same period in 2009. The increase in revenue is primarily due to new customer starts as of January 1, 2010, as well as other customers added during 2009. Revenues have also increased as compared to the same period in 2009 due to an increase in PBM services sold to several HCIT customers during the second half of 2009 and the first quarter of 2010. Due to the additional services provided, these customers moved from the HCIT segment to the PBM segment.

For the three months ended March 31, 2010 and 2009, there were $4.8 million and $2.9 million of co-payments, respectively, included in revenue related to prescriptions filled at the Company’s Mail and Specialty Service pharmacies. Co-payments retained by retail pharmacies on prescriptions filled for participants are not included in revenue for the respective periods. Under customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants and as such, the Company does not assume liability for participant co-payments in retail pharmacy transactions. Therefore, the Company does not include participant co-payments to retail pharmacies in revenue or cost of revenue.
Cost of revenue was $389.2 million for the three months ended March 31, 2010 compared to $239.0 million for the same period in 2009. Cost of revenue has increased in line with the increase in PBM revenues, and is predominantly comprised of the cost of prescription drugs. As a percentage of revenue, cost of revenue was 91.0% and 89.2% for the three months ended March 31, 2010 and 2009, respectively. The increase in the cost of revenue as a percentage of revenue was due to lower margins earned on new customer additions later in 2009 and the first quarter of 2010. Generally, new customer additions come in at lower margins due to costs incurred to bring in the new business. This was partially offset by the increased use of lower cost generic drugs. Generic drug usage continues to be a focus of the industry, and the Company, to help drive down health care costs. The Company will continue to seek opportunities for increased generic prescription drug usage to help reduce overall prescription drug costs to the Company and its customers.
Gross profit was $38.3 million for the three months ended March 31, 2010 compared to $28.8 million for the same period in 2009. Gross profit increased due to the larger customer base in the first quarter of 2010 versus the same period in 2009. Gross profit margin was 9.0% and 10.8% for the three months ended March 31, 2010 and 2009, respectively.
HCIT
HCIT revenue consists of transaction processing, professional services, system sales, and maintenance contracts on system sales. Total HCIT revenue increased $1.5 million for the three months ended March 31, 2010 as compared to the same period in 2009, driven by an increase in transaction processing revenue. Transaction processing revenue, which consists of claims processing, increased $1.6 million, or 11.3%, to $15.3 million for the three months ended March 31, 2010 compared to $13.7 million for the same period in 2009. The increase was due primarily to the launch of new contracts during 2010 and 2009 as well as increased volumes on existing customers. The increase in transaction processing revenue was offset by a decrease in revenue generated from HCIT customers who moved to the PBM segment in the second half of 2009 and first quarter of 2010. As discussed previously, these customers moved to the PBM segment due to additional services and changes in the nature of the services provided. Revenue from the other HCIT revenue components during the three months ended March 31, 2010 was consistent with revenues in the corresponding period of 2009.
Professional services revenue is derived from providing support projects for both system sales and transaction processing clients, on an as-needed basis. This revenue is dependent on customers initiating new projects and system enhancements which require the Company to assist them on both a fixed bid and time and materials basis.
System sales are derived from license upgrades and additional applications for existing and new clients, as well as software and hardware sales to pharmacies that purchase the Company’s pharmacy system. Maintenance revenue is generated from maintenance services provided on related system or license sales. These revenue streams are dependent on the Company acquiring new customers or selling license upgrades or additional applications to existing customers and such revenue streams will fluctuate accordingly as new customers are added, or license upgrades and additional applications are sold to existing customers.
Cost of Revenue: Cost of revenue was $12.8 million for the three months ended March 31, 2010 and 2009. Cost of revenue includes depreciation expense of $0.6 million for the three months ended March 31, 2010 and $0.5 million for the same period in 2009. Cost of revenue remained flat during 2010 versus 2009 as a large portion of HCIT cost of revenue is fixed in nature and does not generally change in line with the revenues.
Gross Profit: Gross profit margin was 48.3% for the three months ended March 31, 2010 compared to 44.8% for the three months ended March 31, 2009. Gross profit margin increased for the three months ended March 31, 2010, compared to the same period in 2009, due to the increasing transaction processing revenues that are able to leverage a fixed cost base. As revenues from transaction processing grow, associated costs generally do not grow proportionally. Driven by the increased transaction processing revenues, gross profit increased $1.5 million to $11.9 million for the three months ended March 31, 2010 as compared to $10.4 million for the same period in 2009.
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
At March 31, 2010 and December 31, 2009, the Company had cash and cash equivalents totalling $313.2 million and $304.4 million, respectively. The Company believes that its cash on hand, together with cash generated from operating activities will be sufficient to support planned operations for the foreseeable future. At March 31, 2010, cash and cash equivalents consist of cash on hand, deposits in banks, and bank term deposits with original maturities of 90 days or less. During the first quarter of 2010, the Company repositioned its funds previously placed in money market funds and moved the funds into cash on deposit accounts. The Company assessed that it would earn a greater return from cash on deposit accounts due to the historically low rates currently paid on the U.S money market funds. Further, the Company reduced expenses by moving the funds to cash on deposit accounts as the fees charged for those accounts are lower than the U.S. money market fund accounts.
As of March 31, 2010, all of the Company’s cash and cash equivalents were exposed to market risks, primarily changes in U.S. interest rates. Declines in interest rates over time would reduce interest income related to these balances.

Consolidated Balance Sheets
Selected balance sheet highlights at March 31, 2010 are as follows:
•
Cash and cash-equivalents totaled $313.2 million, up $8.8 million from $304.4 million at December 31, 2009. The Company’s cash is primarily held in deposit accounts with major financial institutions with high credit ratings.

•
Restricted cash totaling $14.3 million relates to cash balances required to be maintained in accordance with various state statutes, contractual terms with customers and other customer restrictions related to the PBM business. The Company continues to monitor changes in balance requirements that may release restrictions and allow the funds to be used for general corporate purposes.

•
Rebates receivable of $32.1 million relate to billed and unbilled PBM receivables from pharmaceutical manufacturers and third party administrators in connection with the administration of the rebate program where the Company is the principal contracting party. The receivable and related payables are based on estimates, which are subject to final settlement. Rebates receivable increased $14.5 million from $17.6 million at December 31, 2009, due primarily to increased rebates volumes driven by increased prescription drug sales transactions, as well as an increase in the amount paid per rebate transaction due to renegotiated contract terms with pharmaceutical manufacturers and third party administrators.

•
The Company’s inventory balance of $8.2 million consists predominately of prescription drugs and medical supplies at its Mail Service and Specialty Service pharmacies. Changes in the inventory balance from period to period are caused by some seasonality in certain products, taking advantage of buying opportunities and changing inventory levels to properly support sales.

•
Customer deposits payable of $15.5 million relate to deposits required by the Company from certain customers in order to satisfy liabilities incurred on the customer’s behalf for the adjudication of pharmacy claims, and is related to the restricted cash balances outlined above.

•
Pharmacy benefit management rebates payable represents amounts owed to customers for rebates from pharmaceutical manufacturers and third party administrators where the Company administers the rebate program on the customer’s behalf, and the Company is the principal contracting party. The payables are based on estimates, which are subject to final settlement. Pharmacy benefit management rebates payable increased $12.0 million to $58.6 from $46.6 million at December 31, 2009 due to increased rebate volumes driven by increased prescription drug sales transactions. The rebate amounts payable are also higher due to an increase in the amount of rebates received per rebate transaction as a result of renegotiated contract terms with pharmaceutical manufacturers and third party administrators. As the amount of rebates receivable increases, the amounts due to our customers will also increase.

•
Pharmacy benefit claim payments payable of $64.0 million predominantly relates to amounts owed to retail pharmacies for prescription drug costs and dispensing fees in connection with prescriptions dispensed by the retail pharmacies to the Company’s customers when the Company is the principal contracting party with the pharmacy.

•
Accrued liabilities decreased $6.1 million to $24.7 million at March 31, 2010 from $30.8 million at December 31, 2009 due primarily to payments made to customers in relation to contract performance guarantees and payments made related to assumed liabilities from to the NMHC acquisition.

•
Salaries and wages payable decreased $4.6 million to $7.7 million at March 31, 2010 as compared to $12.3 million at December 31, 2009 due to timing of payroll payments relative to the period end. Salaries and wages payable will fluctuate based on timing of period end relative to the Company’s pay cycles. Pay cycles that fall closer to the end of a period will cause the salaries and wages payable account to decrease; whereas, when the pay cycle falls further from the period end, the balance will be higher.

Cash flows from operating activities:
For the three months ended March 31, 2010, the Company used $2.7 million of cash through its operations. Cash used by operating activities has decreased as compared to the same period in 2009 mainly due to increased accounts receivable driven by increased revenues of the Company as well as an increase in rebates receivable due to the higher rebate volumes. Cash from operations consisted of net income of $14.8 million adjusted for $4.1 million in depreciation and amortization, $1.3 million in stock-based compensation expense, an increase in deferred revenue of $1.4 million driven by up front payments for professional services contracts, an increase in rebates payable of $12.0 million and an increase in pharmacy claims payable of $2.3 million. These were offset by an increase in rebates receivable of $14.5 million, an increase of accounts receivable of $11.3 million, a reduction of accrued liabilities of $10.7 million, a decrease in accounts payable of $2.4 million, and a $4.1 million tax benefit from option exercises.
Changes in the Company’s cash from operations results primarily from increased gross profits and the timing of payments on its accounts receivable, rebates receivable, and the payment or processing of its various accounts payable and accrued liabilities. The Company continually monitors its balance of trade accounts receivable and devotes ample resources to collection efforts on those balances. Rebates receivable and the related payable are primarily estimates based on claims submitted. Rebates are typically paid to customers on a quarterly basis upon receipt of the billed funds from the third-party rebate administrators and pharmaceutical manufacturers. The timing of the payments to customers and collections from third-party rebate administrators and pharmaceutical manufacturers on rebates causes fluctuations on the balance sheet, as well as in the Company’s cash from operating activities.
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
Cash flows from investing activities
For the three months ended March 31, 2010, the Company provided $3.7 million of cash for investing activities, which consisted primarily of $6.8 million from the sale of short term investments, offset by $2.2 million in purchases of short-term investments. The Company sold all the short-term investments it held during the first quarter of 2010 and moved those funds into cash on deposit accounts. The Company also used $1.0 million for purchases of property and equipment to support increased transaction volume.
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
Cash flows from financing activities
For the three months ended March 31, 2010, the Company generated $7.8 million of cash from financing activities, which mainly consisted of proceeds from the exercise of stock options of $3.8 million and a $4.1 million tax benefit on the exercise of stock options.
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
Future Capital Requirements
The Company’s future capital requirements depend on many factors, including its product development programs and data center operations. The Company expects to fund its operating and working capital needs and business growth requirements through cash flow from operations and its cash and cash equivalents on hand. The Company expects that purchases of property and equipment will remain consistent with prior years. The Company cannot provide assurance that its actual cash requirements will not be greater than expected as of the date of this report. In order to meet business growth goals, the Company will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact liquidity requirements or cause the issuance of additional equity or debt securities. Any issuance of additional equity or debt securities may result in dilution to shareholders, and the Company cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to the Company, or at all.
If sources of liquidity are not available or if it cannot generate sufficient cash flow from operations during the next twelve months, the Company might be required to obtain additional funds through operating improvements, capital markets transactions, asset sales or financing from third parties or a combination thereof. The Company cannot provide assurance that these additional sources of funds will be available or, if available, will be available on terms acceptable to the Company.
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
The Company provides routine indemnification to its customers against liability if the Company’s products infringe on a third party’s intellectual property rights. The maximum amount of potential indemnification liability cannot be reasonably estimated due to its uncertain nature. Historically, the Company has not made payments related to these indemnification provisions.
During the routine course of securing new clients, the Company is sometimes required to provide payment and performance bonds to cover client transaction fees and any funds and pharmacy benefit claim payments provided by the client in the event that the Company does not perform its duties under the contract. The terms of these payment and performance bonds are typically one year in duration.

Contractual Obligations
For the three months ended March 31, 2010, there have been no significant changes to the Company’s contractual obligations as disclosed in its 2009 Annual Report on Form 10-K.
Outstanding Securities
As of April 30, 2010, the Company had 30,618,318 common shares outstanding, 1,321,967 options outstanding and 314,880 restricted stock units outstanding. The options are exercisable on a one-for-one basis into common shares and, upon vesting, the restricted stock units convert into common shares on a one-for-one basis.
Critical Accounting Estimates
See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in the 2009 Annual Report on Form 10-K for a discussion of the Company’s critical accounting estimates.
Recent Accounting Standards
See Note 3 — Recent Accounting Pronouncements in the notes to these unaudited consolidated financial statements for information on recent accounting pronouncements. The Company is currently assessing the impact on its financial condition and future operating results of recently issued accounting guidance, or does not expect the recently issued guidance to have a significant impact on the Company’s financial condition or future results of operations.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in interest rates and foreign exchange rates with Canada.
There has been no material change in the Company’s exposure to market risk during the three months ended March 31, 2010.

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

ITEM 1A.	Risk Factors
In the first quarter of 2010, there have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2009 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Reserved
None.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits

Exhibit
Number	Description of Document	Reference

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SXC Health Solutions Corp.
May 7, 2010	By:	/s/ Jeffrey Park
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