Form 10-Q
period 2010-06-30
SXC Health Solutions Corp.
filed 2010-08-05
CIK 1363851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2010, there were 30,402,790 of the Registrant’s common shares, no par value per share, outstanding.

Part I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
SXC HEALTH SOLUTIONS CORP.
Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$352,624	$304,370
Restricted cash	14,321	14,169
Short term investments	—	4,639
Accounts receivable, net of allowance for doubtful accounts of $3,363 (2009 — $2,871)	103,938	97,330
Rebates receivable	34,931	17,630
Prepaid expenses and other assets	6,053	4,483
Inventory	8,228	7,451
Deferred income taxes	6,358	9,875

Total current assets	526,453	459,947

Property and equipment, net of accumulated depreciation of $31,655 (2009 — $27,421)	19,171	19,880
Goodwill	141,787	141,787
Other intangible assets, net of accumulated amortization of $27,804 (2009 — $23,831)	33,601	37,574
Deferred income taxes	1,294	1,641
Other assets	252	1,251

Total assets	$722,558	$662,080

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$8,227	$9,916
Customer deposits	15,372	14,832
Salaries and wages payable	9,343	12,349
Accrued liabilities	23,792	30,786
Pharmacy benefit management rebates payable	59,570	46,606
Pharmacy benefit claim payments payable	72,915	61,669
Deferred revenue	10,435	7,304

Total current liabilities	199,654	183,462

Deferred income taxes	13,676	13,597
Deferred lease inducements	2,511	2,748
Deferred rent	1,336	1,337
Other liabilities	1,753	2,442

Total liabilities	218,930	203,586

Commitments and contingencies (Note 10)

Shareholders’ equity
Common shares: no par value, unlimited shares authorized; 30,402,790 shares issued and outstanding at June 30, 2010 (December 31, 2009 — 30,057,281 shares)	369,869	361,530
Additional paid-in capital	20,010	15,153
Retained earnings	113,749	81,812
Accumulated other comprehensive loss	—	(1)

Total shareholders’ equity	503,628	458,494

Total liabilities and shareholders’ equity	$722,558	$662,080

See accompanying notes to the unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenue:
PBM	$451,295	$293,906	$878,797	$561,686
HCIT	28,151	26,923	52,797	50,103

Total revenue	479,446	320,829	931,594	611,789

Cost of revenue:
PBM	412,681	259,376	801,847	498,374
HCIT	13,026	14,242	25,780	27,020

Total cost of revenue	425,707	273,618	827,627	525,394

Gross profit	53,739	47,211	103,967	86,395

Expenses:
Product development costs	3,021	3,027	6,094	6,190
Selling, general and administrative	21,486	21,907	42,792	42,704
Depreciation of property and equipment	1,537	1,405	3,019	2,887
Amortization of intangible assets	1,978	2,415	3,973	5,240

	28,022	28,754	55,878	57,021

Operating income	25,717	18,457	48,089	29,374

Interest income	(175)	(225)	(324)	(471)
Interest expense	318	1,204	712	2,160

Net interest expense	143	979	388	1,689

Other expense (income), net	60	283	259	(42)

Income before income taxes	25,514	17,195	47,442	27,727
Income tax expense:
Current	7,209	4,403	12,738	6,604
Deferred	1,160	815	2,767	1,464

	8,369	5,218	15,505	8,068

Net income	$17,145	$11,977	$31,937	$19,659

Earnings per share:
Basic	$0.56	$0.49	$1.06	$0.81
Diluted	$0.55	$0.47	$1.02	$0.79

Weighted average number of shares used in computing earnings per share:
Basic	30,346,466	24,638,986	30,220,682	24,417,241
Diluted	31,389,017	25,270,639	31,200,704	25,001,382
See accompanying notes to the unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Net income	$17,145	$11,977	$31,937	$19,659

Other comprehensive income, net of tax

Unrealized gain on cash flow hedges and other (net of income tax expense of $29 for the three months ended June 30, 2009 and $1 and $38 for the six months ended June 30, 2010 and 2009, respectively)	—	47	1	76

Comprehensive income	$17,145	$12,024	$31,938	$19,735

See accompanying notes to the unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net income	$31,937	$19,659
Items not involving cash:
Stock-based compensation	2,881	1,430
Depreciation of property and equipment	4,235	3,944
Amortization of intangible assets	3,973	5,240
Deferred lease inducements and rent	(238)	(369)
Deferred income taxes	2,767	1,464
Tax benefit on stock-based compensation plans	(5,588)	(2,106)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(6,624)	(374)
Rebates receivable	(17,301)	7,074
Restricted cash	(152)	(1,637)
Prepaid expenses and other assets	(1,571)	(1,164)
Inventory	(1,122)	597
Income tax recoverable	7,108	2,238
Accounts payable	(1,685)	84
Accrued liabilities	(10,696)	(6,016)
Pharmacy benefit claim payments payable	11,246	(9,466)
Pharmacy benefit management rebates payable	12,964	9,530
Deferred revenue	3,107	472
Customer deposits	540	772
Other	1,020	308

Net cash provided by operating activities	36,801	31,680

Cash flows from investing activities:
Purchases of property and equipment	(3,526)	(5,746)
Sales of short term investments	6,828	—
Purchases of short term investments	(2,208)	—
Acquisitions, net of cash acquired	—	(2,176)

Net cash provided (used) by investing activities	1,094	(7,922)

Cash flows from financing activities:
Proceeds from exercise of options	4,727	4,349
Tax benefit on stock-based compensation plans	5,588	2,106
Repayment of long-term debt	—	(1,320)

Net cash provided by financing activities	10,315	5,135

Effect of foreign exchange on cash balances	44	26

Increase in cash and cash equivalents	48,254	28,919

Cash and cash equivalents, beginning of period	304,370	67,715

Cash and cash equivalents, end of period	$352,624	$96,634

See accompanying notes to unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Common Shares		Additional	Retained	Accumulated Other
	Shares	Amount	Paid-in Capital	Earnings	Comprehensive Loss	Total

Balance at December 31, 2009	30,057,281	$361,530	$15,153	$81,812	$(1)	$458,494
Activity during the period (unaudited):
Net income	—	—	—	31,937	—	31,937
Exercise of stock options	322,780	6,719	(1,992)	—	—	4,727
Vesting of restricted stock units	22,729	1,620	(1,620)	—	—	-
Tax benefit on options exercised	—	—	5,588	—	—	5,588
Stock-based compensation	—	—	2,881	—	—	2,881
Other comprehensive income, net of tax	—	—	—	—	1	1

Balance at June 30, 2010 (unaudited)	30,402,790	$369,869	$20,010	$113,749	$—	$503,628

Balance at December 31, 2008	24,103,032	$146,988	$11,854	$35,751	$(430)	$194,163
Activity during the period (unaudited):						—
Net income	—	—	—	19,659	—	19,659
Issuance of shares for acquisition	21	—	—	—	—	—
Exercise of stock options	533,562	6,284	(1,935)	—	—	4,349
Vesting of restricted stock units	2,478	48	(48)	—	—	—
Tax benefit on options exercised	—	—	2,106	—	—	2,106
Stock-based compensation	—	—	1,430	—	—	1,430
Other comprehensive income, net of tax	—	—	—	—	76	76

Balance at June 30, 2009 (unaudited)	24,639,093	$153,320	$13,407	$55,410	$(354)	$221,783

See accompanying notes to the unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	Description of Business

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
Basis of presentation:

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting on Form 10-Q, and following accounting policies consistent with the Company’s audited annual consolidated financial statements for the year ended December 31, 2009. The unaudited interim consolidated financial statements of the Company include its majority-owned subsidiaries and all significant intercompany transactions and balances have been eliminated in consolidation. Amounts in the unaudited interim consolidated financial statements and notes thereto are expressed in the Company’s functional currency, U.S. dollars, except where indicated. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six-month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010. As of the issuance date of the Company’s financial statements, no subsequent events have occurred that would require adjustment to or disclosure in these unaudited interim consolidated financial statements in accordance with Financial Accounting Standards Board’s (“FASB”) guidance.

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

4.	Cash and Cash Equivalents
The components of cash and cash equivalents are as follows (in thousands):

	June 30, 2010	December 31, 2009

Cash on deposit	$411,361	$86,384
Payments in transit	(58,756)	(87,500)
U.S. money market funds	—	305,453
Canadian dollar deposits (June 30, 2010 — Cdn. $20 at 1.0484	19	33

December 31, 2009 — Cdn. $35 at 1.0517)	$352,624	$304,370

The Company determined the carrying amount reported in the consolidated balance sheets as cash and cash equivalents approximates fair value because of the short maturities of these instruments, accordingly these instruments are considered Level 1 investments in the fair value hierarchy.

5.	Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or more frequently if impairment indicators arise. The Company allocates goodwill to both the PBM and HCIT segments. There were no impairments of goodwill or indefinite-lived intangible assets during the three or six months ended June 30, 2010 and 2009.

Definite-lived intangible assets are amortized over the useful lives of the related assets. The components of intangible assets were as follows (in thousands):

	June 30, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Customer relationships	$53,760	$21,805	$31,955	$53,760	$18,116	$35,644
Acquired software	3,765	3,145	620	3,765	2,932	833
Trademarks/Trade names	1,370	1,222	148	1,370	1,188	182
Non-compete agreements	1,510	1,488	22	1,510	1,484	26
Licenses	1,000	144	856	1,000	111	889

Total	$61,405	$27,804	$33,601	$61,405	$23,831	$37,574

Amortization associated with intangible assets at June 30, 2010 is estimated to be $3.9 million for the remainder of 2010, $7.1 million in 2011, $6.5 million in 2012, $5.7 million in 2013, $5.2 million in 2014, and $5.2 million in total for years after 2014.

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

There were 1,261,650 stock options outstanding as of June 30, 2010 issued under the LTIP or the Company’s previous stock option plan.

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

During the first quarter of 2009, the ESPP was amended to require the common shares available for purchase under the ESPP to be drawn from reacquired common shares purchased on behalf of the Company in the open market. During the six months ended June 30, 2010 and 2009, there were 2,043 and 3,720 shares issued under the ESPP, respectively.

The ESPP is not considered compensatory as its purchase discount is not greater than 5%, the plan is available to substantially all employees, and the plan does not incorporate option features. Accordingly, no portion of the cost related to ESPP purchases is included in the Company’s stock-based compensation expense.

(c)	Outstanding shares and stock options:

At June 30, 2010, the Company had outstanding common shares of 30,402,790 and stock options outstanding of 1,261,650. At December 31, 2009, the Company had outstanding common shares of 30,057,281 and stock options outstanding of 1,532,664. As of June 30, 2010, stock options outstanding consisted of 259,781 options at a weighted-average exercise price of Canadian $11.67 and 1,001,869 options at a weighted-average exercise price of U.S. $22.03.

(d)	Restricted stock units:

During the six months ended June 30, 2010, the Company granted 58,860 time-based restricted stock units (“RSUs”) and 44,440 performance based RSUs to its employees and non-employee directors with a weighted average grant date fair value of $60.70 per share. At June 30, 2010, there were 177,616 time-based RSUs and 114,710 performance-based RSUs outstanding.

Time-based RSUs vest on a straight-line basis over a range of three to four years and performance-based RSUs cliff vest based upon reaching agreed upon three-year performance conditions.
7.	Stock-based compensation

During the six-month periods ended June 30, 2010 and 2009, the Company recorded stock-based compensation expense of $2.9 million and $1.4 million, respectively. The Black-Scholes option-pricing model was used to estimate the fair value of the stock options at the grant date based on the following assumptions:

	Six months ended June 30,
	2010	2009

Total stock options granted	69,340	184,107
Volatility	48.0-48.5%	47.1-47.2%
Risk-free interest rate	2.07-2.39%	1.96-2.56%
Expected life	4.5 years	4.5 years
Dividend yield	—	—
Weighted-average grant date fair value	$25.93	$10.67
8.	Segment information

The Company reports in two operating segments: PBM and HCIT. The Company evaluates segment performance based upon revenue and gross profit. Financial information by segment is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
PBM:
Revenues	$451,295	$293,906	$878,797	$561,686
Cost of revenue	412,681	259,376	801,847	498,374

Gross profit	$38,614	$34,530	$76,950	$63,312

Total assets at June 30	$473,046	$300,169

HCIT:
Revenues	$28,151	$26,923	$52,797	$50,103
Cost of revenue	13,026	14,242	25,780	27,020

Gross profit	$15,125	$12,681	$27,017	$23,083

Total assets at June 30	$249,512	$146,466

Consolidated:
Revenues	$479,446	$320,829	$931,594	$611,789
Cost of revenue	425,707	273,618	827,627	525,394

Gross profit	$53,739	$47,211	$103,967	$86,395

Total assets at June 30	$722,558	$446,635

For the three and six-month periods ended June 30, 2010, no one customer accounted for 10% or more of total revenues. For the three-month period ended June 30, 2009, one customer accounted for 14.2% of total revenues. For the six-month period ended June 30, 2009, one customer accounted for 14.7% of total revenues.

At June 30, 2010 and December 31, 2009, no one customer accounted for 10% or more of the outstanding accounts receivable balance.
9.	Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2010 and 2009 was 32.8% and 30.3%, respectively. The Company’s effective tax rate for the six months ended June 30, 2010 and 2009 was 32.7% and 29.1%, respectively. The effective tax rate increased during the three and six months ended June 30, 2010 compared to the same periods in 2009, primarily due to the difference in the proportion of overall income among jurisdictions.

The Company and its subsidiaries file income tax returns in Canadian and U.S. federal jurisdictions, and various provincial, state and local jurisdictions. With a few exceptions, the Company is no longer subject to tax examinations by tax authorities for years prior to 2005.

10.	Commitments and Contingencies

From time to time in connection with its operations, the Company is named as a defendant in actions for damages and costs allegedly sustained by the plaintiffs. The Company has considered these proceedings and disputes in determining the necessity of any reserves for losses that are probable and reasonably estimable. In addition, various aspects of the Company’s business may subject it to litigation and liability for damages arising from errors in the processing of prescription drug claims, failure to meet performance measures within certain contracts relating to its services, its ability to obtain certain levels of discounts for rebates on prescription purchases from retail pharmacies and drug manufacturers or other actions or omissions. The Company’s recorded reserves are based on estimates developed with consideration given to the potential merits of claims or quantification of any performance obligations. The Company takes into account its history of claims, the limitations of any insurance coverage, advice from outside counsel and management’s strategy with regard to the settlement or defense of such claims and obligations. While the ultimate outcome of those claims, lawsuits or performance obligations cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these claims and performance obligations, that adequate provisions have been recorded in the consolidated financial statements where required.

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

In order to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rates the Company entered into interest rate contracts with notional amounts equal to 50% of the borrowed amount, or $24 million, for a three-year period from the date of issue. The Company entered into a 3-year interest rate swap agreement with a notional amount of $14 million to fix the variable London Inter-Bank Offered Rate (“LIBOR”) rate on $14 million of the term loan at 4.31%, resulting in an effective rate of 7.56% after adding the 3.25% margin per the credit agreement. Under the interest rate swap, the Company receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent to fixed-rate debt. Additionally, the Company entered into a 3-year interest rate cap with a notional amount of $10 million to effectively cap the LIBOR rate on $10 million of the term loan at 4.50%, resulting in a maximum effective rate of 7.75% after adding the 3.25% margin per the credit agreement, excluding the associated fees. These interest rate contract derivative instruments were designated as cash flow hedges during 2008. After the Company repaid all of its long-term debt in the fourth quarter of 2009, the cash flow hedge treatment was discontinued as the future transactions that the interest rate contracts were hedging were no longer probable of occurring.

As of June 30, 2010, the interest rate contract derivative instruments are “out of the money” and the Company is not currently exposed to any credit risk for amounts classified on the consolidated balance sheet should the counterparty in the agreement fail to meet its obligations under the agreement. The Company does not anticipate the instruments coming “out of the money” prior to their expiration in 2011. To manage credit risks, the Company selects counterparties based on credit assessments, limits overall exposure to any single counterparty, and monitors the market position with each counterparty. The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company does not enter into derivative instruments for any purpose other than hedging identified exposures. That is, the Company does not speculate using derivative instruments and has not designated any instruments as fair value hedges or hedges of the foreign currency exposure of a net investment in foreign operations.

Accounting guidance for fair value measurements defines a three-level hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, with level 1 considered the most reliable. For assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets, the table below categorizes fair value measurements across the three levels as of June 30, 2010 and December 31, 2009 (in thousands):

June 30, 2010
	Quoted Prices in	Significant Observable	Significant
	Active Markets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:

Interest Rate Contract Derivatives	$—	$507	$—	$507

	December 31, 2009
	Quoted Prices in	Significant Observable	Significant
	Active Markets	Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Corporate debt securities	$—	$2,490	$—	$2,490
Other short term investments	$—	$2,149	$—	$2,149
Liabilities:
Interest Rate Contract Derivatives	$—	$695	$—	$695

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

The Company has classified derivative liabilities on the consolidated balance sheets within accrued liabilities at June 30, 2010, and as other noncurrent liabilities at December 31, 2009. The interest rate contract derivatives fair values are derived from calculations using observable interest rate inputs from a financial institution. The notional amounts of the interest rate contracts are noted previously in this footnote. The total fair value adjustment for the interest rate contract derivatives was insignificant for the three months ended June 30, 2010, and $0.1 million for the six months ended June 30, 2010. The fair value adjustments were recognized as other expense in the consolidated statements of operations. Prior to December 2009, the Company was still applying hedge accounting to the interest rate contract derivatives, and accordingly reclassified $0.1 and $0.2 million during the three and six months ended June 30, 2009, respectively, into interest expense from accumulated other comprehensive income for the effective portion of the loss on the interest rate contracts.

The corporate debt securities are recorded in short-term investments in the consolidated balance sheet at December 31, 2009; the Company does not hold any corporate debt securities as of June 30, 2010. The fair values of these securities were based on quoted market prices for the specific securities held based on a matrix of valuations received from several pricing sources. Other short-term investments represent certificates of deposits and treasury bills that mature in over 90 days. These are recorded in short-term investments in the consolidated balance sheet at December 31, 2009; the Company does not hold these securities as of June 30, 2010. The fair values of the other short-term investments are based on quoted market prices for the specific securities held based on a matrix of valuations received from several pricing sources. The amortized cost for the debt securities and other short-term investments was $4.6 million as of December 31, 2009.

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
When relying on forward-looking information to make decisions, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. In making the forward-looking statements contained in this MD&A, the Company does not assume any significant acquisitions, dispositions or one-time items. It does assume, however, the renewal of certain customer contracts. Every year, the Company has major customer contracts that come up for renewal. In addition, the Company also assumes new customer contracts. In this regard, the Company is pursuing large opportunities that present a very long and complex sales cycle which substantially affects its forecasting abilities. The Company has assumed certain timing for the realization of these opportunities which it thinks is reasonable but which may not be achieved. Furthermore, the pursuit of these larger opportunities does not ensure a linear progression of revenue and earnings since they may involve significant up-front costs followed by renewals and cancellations of existing contracts. The Company has assumed certain revenues which may not be realized. The Company has also assumed that the material factors referred to in the previous paragraph will not cause such forward-looking information to differ materially from actual results or events. The foregoing list of factors is not exhaustive and is subject to change and there can be no assurance that such assumptions will reflect the actual outcome of such items or factors. For additional information with respect to certain of these and other factors, refer to the Risk Factors section contained in Item 1A of the Company’s 2009 Annual Report on Form 10-K.
THE FORWARD-LOOKING INFORMATION CONTAINED IN THIS MD&A REPRESENTS THE COMPANY’S CURRENT EXPECTATIONS AND, ACCORDINGLY, IS SUBJECT TO CHANGE. HOWEVER, THE COMPANY EXPRESSLY DISCLAIMS ANY INTENTION OR OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING INFORMATION, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS REQUIRED BY APPLICABLE LAW.
Overview
PBM Business
The Company provides comprehensive PBM services to customers, which include managed care organizations, local governments, unions, corporations, HMOs, employers, workers’ compensation plans, third party health care plan administrators and federal and state government programs through its network of licensed pharmacies throughout the United States. The PBM services include electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail service pharmacy, specialty pharmacy, Medicare Part D services, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, data access and reporting and information analysis. The Company owns a mail service pharmacy (“Mail Service”) and a specialty service pharmacy (“Specialty Service”). In addition, the Company is a national provider of drug benefits to its customers under the federal government’s Medicare Part D program.
Revenue primarily consists of sales of prescription drugs, together with any associated administrative fees, to customers and participants, either through the Company’s nationwide network of retail pharmacies, Mail Service pharmacy or Specialty Service pharmacy. Revenue related to the sale of prescription drugs is recognized when the claims are adjudicated and the prescription drugs are shipped. Claims are adjudicated at the point-of-sale using an on-line processing system. Profitability of the PBM segment is largely dependent on the volume and type of prescription drug claims adjudicated and sold. Growth in revenue and profitability of the PBM segment is dependent upon attracting new customers, retaining the Company’s current customers and providing additional services to the Company’s current customer base by offering a flexible and cost-effective alternative to traditional PBM offerings. The Company’s PBM offerings allow its customers to gain increased control of their pharmacy benefit dollars and maximize cost savings and quality of care through a full range of pharmacy spend management services, including: formulary administration, benefit plan design and management, pharmacy network management, drug utilization review, clinical services and consulting, reporting and information analysis solutions, mail services and specialty pharmacy and consumer web services.
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
HCIT Business
The Company is also a leading provider of HCIT solutions and services to providers, payors, and other participants in the pharmaceutical supply chain in North America. The Company’s product offerings include a wide range of software products for managing prescription drug programs and for drug prescribing and dispensing. The Company’s solutions are available on a license basis with on-going maintenance and support or on a transaction fee basis using an ASP model. The Company’s payor customers include managed care organizations, health plans, government agencies, employers and intermediaries such as pharmacy benefit managers. The solutions offered by the Company’s services assist both payors and providers in managing the complexity and reducing the cost of their prescription drug programs and dispensing activities.
Profitability of the HCIT business depends primarily on revenue derived from transaction processing services, software license sales, hardware sales, maintenance and professional services. Recurring revenue remains a cornerstone of the Company’s business model and consists of transaction processing services and maintenance. Growth in revenue from recurring sources has been driven primarily by growth in the Company’s transaction processing business in the form of claims processing for its payor customers and switching services for its provider customers. Through the Company’s transaction processing business, where the Company is generally paid based on the volume of transactions processed, the Company continues to benefit from the growth in pharmaceutical drug use in the United States. The Company believes that aging demographics and increased use of prescription drugs will continue to generate demand in the transaction processing business. In addition to benefiting from this industry growth, the Company continues to focus on increasing recurring revenue in the transaction processing area by adding new transaction processing customers to its existing customer base. The recognition of revenue in the HCIT business depends on various factors including the type of service provided, contract parameters and any undelivered elements.
Operating Expenses
The Company’s operating expenses primarily consist of cost of revenue, product development costs, selling, general and administrative (“SG&A”) costs, depreciation and amortization. Cost of revenue includes the costs of drugs dispensed and shipped as well as costs related to the products and services provided to customers in the HCIT segment and costs associated with the operation and maintenance of the transaction processing centers. These costs include salaries and related expenses for professional services personnel, transaction processing centers’ personnel, customer support personnel, any hardware or equipment sold to customers and depreciation expense related to data center operations. Product development costs consist of staffing expenses to produce enhancements and new initiatives. SG&A costs relate to selling expenses, commissions, marketing, network administration and administrative costs, including legal, accounting, investor relations and corporate development costs. Depreciation expense relates to the depreciation of property and equipment used by the Company. Amortization expense relates to definite-lived intangible assets from business acquisitions.
Industry Overview
The PBM industry is intensely competitive, generally resulting in continuous pressure on gross profit as a percentage of total revenue. In recent years, industry consolidation and dramatic growth in managed healthcare have led to increasingly aggressive pricing of PBM services. Given the pressure on all parties to reduce healthcare costs, the Company expects this competitive environment to continue for the foreseeable future. In order to remain competitive, the Company looks to continue to drive purchasing efficiencies of pharmaceuticals to improve operating margins and target the acquisition of other businesses to achieve its strategy of expanding its product offerings and customer base. The Company also looks to retain and expand its customer base by improving the quality of service provided by enhancing its solutions and lowering the total drug spend for customers.
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
The complicated environment in which the Company operates presents it with opportunities, challenges, and risks. The Company’s clients are paramount to its success; the retention of existing clients and winning of new clients and members pose the greatest opportunities, and the loss thereof represents an ongoing risk. The preservation of the Company’s relationships with pharmaceutical manufacturers and retail pharmacies is very important to the execution of its business strategies. The Company’s future success will hinge on its ability to drive mail volume and increase generic dispensing rates in light of the significant brand-name drug patent expirations expected to occur over the next several years. The Company’s ability to continue to provide innovative and competitive clinical and other services to clients and patients, including the Company’s active participation in the Medicare Part D benefit and the rapidly growing specialty pharmacy industry, also plays an important part in the Company’s future success.
The frequency with which the Company’s customer contracts come up for renewal, and the potential for one of the Company’s larger customers to terminate or elect not to renew its existing contract with the Company, creates the risk that the Company’s results of operations may be volatile. The Company’s customer contracts generally do not have terms longer than three years and, in some cases, are terminable by the customer on relatively short notice. The Company’s larger customers generally seek bids from other PBM providers in advance of the expiration of their contracts.  If existing customers elect not to renew their contracts at the same service levels previously provided with the Company at the expiration of the current terms of those contracts, and in particular if one of the Company’s largest customers elects not to renew, the Company’s recurring revenue base will be reduced and results of operations will be adversely affected.
The Company operates in a competitive environment where clients and other payors seek to control the growth in the cost of providing prescription drug benefits. The Company’s business model is designed to reduce the level of drug cost. The Company helps manage drug cost primarily by its programs designed to maximize the substitution of expensive brand drugs with equivalent but much lower cost generic drugs, obtaining competitive discounts from suppliers, securing rebates from pharmaceutical manufacturers and third party rebate administrators, securing discounts from retail pharmacies, applying the Company’s sophisticated clinical programs and efficiently administering prescriptions dispensed through the Company’s Mail Service and Specialty Service pharmacies.

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
The U.S. health care reform legislation enacted in March 2010 could provide drug coverage for millions of people in the form of expanded Medicaid coverage. The Company is active in this market and believes that expansion could create growth opportunities for the Company. In addition, the reform bill provides a pathway for follow-on biologic development, giving more cost effective generic options to clients and the potential opportunity for margin expansion for the Company. As many aspects of the reform bill do not go into effect for several years, the Company cannot predict the overall impact the legislation will have on the Company’s financial results. In addition, there are numerous proposed health care laws and regulations at the federal and state levels, many of which could adversely affect the Company’s business, results of operations and financial condition. The Company is unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to its business or the health care industry in general, or what effect any such legislation or regulations might have on it. The Company also cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws or regulations that could have a material adverse effect on its business or financial performance.
Competitive Strengths
The Company has demonstrated its ability to serve a broad range of clients from large managed care organizations and state governments to employer groups with fewer than a thousand members. The Company believes its principal competitive strengths are:
Flexible, customized and independent services: The Company believes a key differentiator between itself and its competitors is not only the Company’s ability to provide innovative PBM services, but also to deliver these services on an à la carte basis. The informedRx suite offers the flexibility of broad product choice along the entire PBM continuum, enabling enhanced customer control, solutions tailored to the customers’ specific requirements, and flexible pricing. The market for the Company’s products is divided between large customers that have the sophisticated technology infrastructure and staff required to operate a 24-hour data center and other customers that are not able or willing to operate these sophisticated systems.
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
Selected financial highlights for the three and six months ended June 30, 2010 compared to the same periods in 2009
Selected financial highlights for the three months ended June 30, 2010 and 2009 are noted below:
•
Total revenue in the three months ended June 30, 2010 was $479.4 million as compared to $320.8 million for the same period in 2009. The increase is largely attributable to an increase in PBM revenue of $157.4 million compared to the same period in 2009. PBM revenues increased primarily due to growth in the customer base throughout 2010 and the second half of 2009. The increased customer base was complemented by additional services sold to existing customers.

•
Operating income increased $7.2 million, or 39.3%, in the second quarter of 2010 to $25.7 million as compared to $18.5 million for the same period in 2009. This increase was driven by increased gross profits from operations coupled with a decrease in operating expenses as compared to the same period in 2009.

•
The Company reported net income of $17.1 million, or $0.55 per share (fully-diluted), for the three months ended June 30, 2010, compared to $12.0 million, or $0.47 per share (fully-diluted), for the same period in 2009. The increase is driven by higher gross profit attributable to an increase in PBM revenues, operating cost savings from synergies obtained after the successful integration of NMHC, and lower interest expense due to extinguishing the Company’s long-term debt in December 2009. These increases are partially offset by an increase in income taxes.

Selected financial highlights for the six months ended June 30, 2010 and 2009 are noted below:
•
Total revenue in the six months ended June 30, 2010 was $931.6 million as compared to $611.8 million for the same period in 2009. The increase is largely attributable to an increase in PBM revenue of $317.1 million compared to the same period in 2009. PBM revenues increased primarily due to growth in the customer base throughout 2010 and the second half of 2009. The increased customer base was complemented by additional services sold to existing customers.

•
Operating income increased $18.7 million, or 63.7%, for the six months ended June 30, 2010 to $48.1 million as compared to $29.4 million for the same period in 2009. This increase was driven by increased gross profits from operations coupled with a decrease in operating expenses as compared to the same period in 2009.

•
The Company reported net income of $31.9 million, or $1.02 per share (fully-diluted), for the six months ended June 30, 2010, compared to $19.7 million, or $0.79 per share (fully-diluted), for the same period in 2009. The increase is driven by higher gross profit attributable to an increase in PBM revenues, operating cost savings from synergies obtained after the successful integration of NMHC, and lower interest expense due to extinguishing the Company’s long-term debt in December 2009. These increases are partially offset by an increase in income taxes.

•	The Company generated $36.8 million in cash from operations for the six months ended June 30, 2010, an increase of $5.1 million from the same period in 2009, driven by an increase in net income.
•
On March 4, 2010, the Company announced a new agreement with HealthSpring Inc. pursuant to which the Company’s informedRx subsidiary will provide HealthSpring with its full suite of PBM services, and therefore manage significant drug spend.  The initial term of the agreement is three years with provisions for two additional one-year extensions.  HealthSpring will deploy mail and specialty pharmacy services beginning in mid-2010, with implementation of the full PBM services on January 1, 2011.  For financial statement reporting purposes with respect to the agreement, the Company expects that margins related to this agreement will be materially lower than historical margins because of the volume related to this agreement.

Results of Operations
Three months ended June 30, 2010 as compared to the three months ended June 30, 2009

	Three months ended June 30,
In thousands, except per share data	2010	2009
Revenue	$479,446	$320,829
Cost of revenue	425,707	273,618

Gross profit	53,739	47,211
Product development costs	3,021	3,027
SG&A	21,486	21,907
Depreciation of property and equipment	1,537	1,405
Amortization of intangible assets	1,978	2,415

Operating income	25,717	18,457
Net interest expense	143	979
Other expense (income), net	60	283

Income before income taxes	25,514	17,195
Income tax expense	8,369	5,218

Net income	$17,145	$11,977

Diluted earnings per share	$0.55	$0.47
Revenue
Revenue increased $158.6 million to $479.4 million for the three months ended June 30, 2010, primarily due to new customer starts as of January 1, 2010, as well as other customers added during 2009. Revenues have also increased as compared to the same period in 2009 due to an increase in new PBM services sold to several existing HCIT customers during 2010 and the second half of 2009. Overall, these changes are a result of synergies between the HCIT and PBM segments which have allowed the Company to focus on offering a broader array of products and services to the Company’s customers.
Cost of Revenue
Cost of revenue increased $152.1 million to $425.7 million for the three months ended June 30, 2010, primarily due to increased PBM transaction volumes in 2010 driven by the increased customer base. Cost of revenue in the PBM segment substantially relates to the actual cost of the prescription drugs sold, plus any applicable shipping costs. Costs of revenue have increased in line with the increase in PBM revenues which are driven by the cost of prescription drugs sold.
Gross Profit
Gross profit increased $6.5 million to $53.7 million for the three months ended June 30, 2010, mostly due to increased margins earned from incremental PBM revenues as compared to the same period in 2009. Gross margin as a percentage of revenue has decreased from 14.7% of revenue to 11.2% of revenue as a result of the PBM business producing a greater percentage of the Company’s total gross profit. PBM revenues carry a lower margin percentage as compared to HCIT revenues. As PBM revenues grow as a percentage of the Company’s total revenues and costs, gross margin as a percentage of revenue may decrease.

Product Development Costs
Product development costs were $3.0 million for the three months ended June 30, 2010 and 2009, respectively. Product development continues to be a key focus of the Company as it continues to pursue enhancements of existing products, as well as the development of new offerings, to support its market expansion.
SG&A Costs
SG&A costs for the three months ended June 30, 2010 were $21.5 million compared to $21.9 million for the three months ended June 30, 2009. SG&A costs consist primarily of employee costs in addition to professional services costs, facilities and costs not related to cost of revenue. SG&A costs also include stock-based compensation cost of $1.3 million and $0.6 million for the three months ended June 30, 2010 and 2009, respectively. Due to the Company’s increased focus on controlling its costs throughout 2009 and into 2010, the Company was able to reduce SG&A costs during the current period as compared to the same period in 2009. The increase in stock-based compensation during the three months ended June 30, 2010 as compared to the same period in 2009 is due to additional awards granted to the Company’s employees, and an increase in the value of those awards. The increase in the stock-based compensation valuations is directly attributable to the increase in the market value of the Company’s common shares as compared to the value at, and prior to, June 30, 2009.
Depreciation
Depreciation expense relates to property and equipment used in all areas of the Company except for those depreciable assets directly related to the generation of revenue, which is included in cost of revenue in the consolidated statements of operations. Depreciation expense was $1.5 million and $1.4 million for the three-month periods ended June 30, 2010 and 2009, respectively. The expense increased due to new asset purchases in 2010 and 2009 to expand the Company’s data centers and information technology network capacity.
Amortization
Amortization expense for the three months ended June 30, 2010 and 2009 was $2.0 million and $2.4 million, respectively. Amortization expense has decreased due to the amortization methodology for the intangible assets attained from the NMHC acquisition. These intangible assets are amortized in line with their estimated future economic benefits, which for certain assets is greater at the beginning of their life versus the end. Accordingly, over time amortization will decrease. Amortization expense on all the Company’s intangible assets is expected to be approximately $3.9 million for the remainder of 2010. Refer to Note 5-Goodwill and Other Intangible Assets in the notes to the unaudited consolidated financial statements for more information on amortization expected in future years.
Interest Income and Expense
Interest income decreased $0.1 million for the three months ended June 30, 2010 as compared to the same period in 2009, due primarily to lower interest rates. Interest expense decreased to $0.3 million for the three months ended June 30, 2010 from $1.2 million in the same period in 2009, primarily due to the Company extinguishing its long-term debt in December 2009.
Income Taxes
The Company recognized income tax expense of $8.4 million for the three months ended June 30, 2010, representing an effective tax rate of 32.8%, compared to a $5.2 million income tax expense, representing an effective tax rate of 30.3%, for the same period in 2009. The effective tax rate increased during the three months ended June 30, 2010 compared to the same period in 2009, primarily due to the difference in the proportion of overall income among jurisdictions.
Segment Analysis
The Company reports in two operating segments: PBM and HCIT. The Company evaluates segment performance based on revenue and gross profit. A reconciliation of the Company’s business segments to the unaudited consolidated financial statements for the three months ended June 30, 2010 and 2009 is as follows (in thousands):

	PBM		HCIT		Consolidated
	2010	2009	2010	2009	2010	2009
Revenue	$451,295	$293,906	$28,151	$26,923	$479,446	$320,829
Cost of revenue	412,681	259,376	13,026	14,242	425,707	273,618

Gross profit	$38,614	$34,530	$15,125	$12,681	$53,739	$47,211
Gross profit %	8.6%	11.7%	53.7%	47.1%	11.2%	14.7%
PBM
Revenue was $451.3 million for the three months ended June 30, 2010, an increase of $157.4 million compared to the same period in 2009. The increase in revenue is primarily due to new customer starts as of January 1, 2010, as well as other customers added during 2009. Revenues have also increased as compared to the same period in 2009 due to an increase in new PBM services sold to several existing HCIT customers during 2010 and the second half of 2009. Due to the type of the additional services provided, revenue from these customers’ contracts has moved from the HCIT segment to the PBM segment. Overall, these changes are a result of synergies between the HCIT and PBM segments which have allowed the Company to focus on offering a broader array of products and services to the Company’s customers.
For the three months ended June 30, 2010 and 2009, there were $4.9 million and $2.8 million of co-payments, respectively, included in revenue related to prescriptions filled at the Company’s Mail and Specialty Service pharmacies. Co-payments retained by retail pharmacies on prescriptions filled for participants are not included in revenue for the respective periods. Under customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants and as such, the Company does not assume liability for participant co-payments in retail pharmacy transactions. Therefore, the Company does not include participant co-payments to retail pharmacies in revenue or cost of revenue.

Cost of revenue was $412.7 million for the three months ended June 30, 2010 compared to $259.4 million for the same period in 2009. Cost of revenue has increased in line with the increase in PBM revenues, and is predominantly comprised of the cost of prescription drugs. As a percentage of revenue, cost of revenue was 91.4% and 88.3% for the three months ended June 30, 2010 and 2009, respectively. The increase in the cost of revenue as a percentage of revenue was due to lower margins earned on new customer additions in 2010 and the second half of 2009. Generally, new customer additions come in at lower margins due to costs incurred to bring in the new business. This was partially offset by the increased use of lower cost generic drugs. Generic drug usage continues to be a focus of the industry and the Company to help drive down health care costs. The Company will continue to seek opportunities for increased generic prescription drug usage to help reduce overall prescription drug costs to its customers and the Company.
Gross profit was $38.6 million for the three months ended June 30, 2010 compared to $34.5 million for the same period in 2009. Gross profit increased due to the larger customer base in the second quarter of 2010 versus the same period in 2009. Gross profit margin percentage was 8.6% and 11.7% for the three months ended June 30, 2010 and 2009, respectively. Gross profit margin percentage has decreased in the three months ended June 30, 2010 as compared to the same period in 2009 due to newer business being added at lower margins. As noted above, new customer additions come in at lower margins due to costs incurred to bring in the new business.
HCIT
HCIT revenue consists of transaction processing, professional services, system sales and maintenance contracts on system sales. Total HCIT revenue increased $1.3 million to $28.2 million for the three months ended June 30, 2010 as compared to $26.9 million for the same period in 2009, primarily due to an increase in transaction processing revenue, as well as $2.8 million earned for meeting certain contractual performance conditions. These increases were offset by decreases in professional services and system sales.
Transaction processing revenue consists of claims processing and generally increases as a result of the launch of new contracts as well as increased volumes of services provided to existing customers. The increase in transaction processing revenue from new contracts and increased volumes of services provided to existing customers was offset by a decrease in revenue generated from contracts with HCIT customers which converted to the PBM segment in 2010 and the second half of 2009. As discussed previously, the revenues earned from the contracts with these customers have moved to the PBM segment due to the type of additional services provided.
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
Cost of revenue was $13.0 million and $14.2 million for the three months ended June 30, 2010 and 2009. Cost of revenue includes the direct support costs for the HCIT business as well as depreciation expense of $0.6 million for the three months ended June 30, 2010 and 2009. Cost of revenue decreased during 2010 versus 2009 mainly due to the conversion of some HCIT customers’ revenue contracts into the PBM segment which moved the associated costs to support these customers to the PBM segment. Refer to the PBM revenue discussion for further analysis on the contracts that have moved from HCIT to PBM.
Gross profit margin percentage was 53.7% for the three months ended June 30, 2010 compared to 47.1% for the three months ended June 30, 2009, increasing gross profit by $2.4 million to $15.1 million for the three months ended June 30, 2010 as compared to $12.7 million for the same period in 2009. Gross profit margin, and the gross profit margin percentage, increased for the three months ended June 30, 2010, compared to the same period in 2009, due to the increasing transaction processing revenues that are able to leverage a fixed cost base, as well as due to additional revenues earned for meeting certain contractual performance conditions. These increases were offset by decreases in revenues earned from professional services and system sales. The additional revenue and margin earned for meeting the contractual performance conditions is not expected to recur during the remainder of this year.
Six months ended June 30, 2010 as compared to the six months ended June 30, 2009

	Six months ended June 30,
In thousands, except per share data	2010	2009
Revenue	$931,594	$611,789
Cost of revenue	827,627	525,394

Gross profit	103,967	86,395
Product development costs	6,094	6,190
SG&A	42,792	42,704
Depreciation of property and equipment	3,019	2,887
Amortization of intangible assets	3,973	5,240

Operating income	48,089	29,374
Net interest expense	388	1,689
Other expense (income), net	259	(42)

Income before income taxes	47,442	27,727
Income tax expense	15,505	8,068

Net income	$31,937	$19,659

Diluted earnings per share	$1.02	$0.79

Revenue
Revenue increased $319.8 million to $931.6 million for the six months ended June 30, 2010, from $611.8 million in the same period of 2009, primarily due to new customer starts as of January 1, 2010, as well as other customers added during the second half of 2009. Revenues have also increased as compared to the same period in 2009 due to an increase in new PBM services sold to several existing HCIT customers during 2010 and the second half of 2009. Overall, these changes are a result of synergies between the HCIT and PBM segments which have allowed the Company to focus on offering a broader array of products and services to the Company’s customers.
Cost of Revenue
Cost of revenue increased $302.2 million to $827.6 million for the six months ended June 30, 2010, primarily due to increased PBM transaction volumes in 2010 driven by the increased customer base. Cost of revenue in the PBM segment substantially relates to the actual cost of the prescription drugs sold, plus any applicable shipping costs. Costs of revenue have increased in line with the increase in PBM revenues, which are driven by the cost of prescription drugs sold.
Gross Profit
Gross profit increased $17.6 million to $104.0 million for the six months ended June 30, 2010, mostly due to increased margins earned from incremental PBM revenues as compared to the same period in 2009. Gross margin as a percentage of revenue has decreased from 14.1% of revenue to 11.2% of revenue for the six months ended June 30, 2010 and 2009, respectively, as a result of the PBM business producing a greater percentage of the Company’s total gross profit. PBM revenues carry a lower margin percentage as compared to HCIT revenues. As PBM revenues grow as a percentage of the Company’s total revenues and gross profit, gross margin as a percentage of revenue may decrease.
Product Development Costs
Product development costs for the six months ended June 30, 2010 were $6.1 million compared to $6.2 million for the six months ended June 30, 2009. Product development continues to be a key focus of the Company as it continues to pursue enhancements of existing products, as well as the development of new offerings, to support its market expansion.
SG&A Costs
SG&A costs for the six months ended June 30, 2010 were $42.8 million compared to $42.7 million for the six months ended June 30, 2009. SG&A costs consist primarily of employee costs in addition to professional services costs, facilities and costs not related to cost of revenue. SG&A costs also include stock-based compensation cost of $2.4 million and $1.1 million for the six months ended June 30, 2010 and 2009, respectively. Although stock-based compensation costs have increased during the six months ended June 30, 2010 as compared to the same period in 2009, the Company’s focus on controlling its costs throughout 2009 and into 2010 enabled it to contain SG&A costs during the current period as compared to the same period in 2009. The increase in stock-based compensation during the six months ended June 30, 2010 as compared to the same period in 2009 is due to additional awards granted to the Company’s employees, and an increase in the value of those awards. The increase in the stock-based compensation valuations are driven by the increase in the market value of the Company’s common shares as compared to the value at, and prior to, June 30, 2009.
Depreciation
Depreciation expense relates to property and equipment used in all areas of the Company except for those depreciable assets directly related to the generation of revenue, which is included in the cost of revenue in the consolidated statements of operations. Depreciation expense was $3.0 million and $2.9 million for the six-month periods ended June 30, 2010 and 2009, respectively. The expense remained consistent as a result of new asset purchases in 2010 and 2009 to expand the Company’s data centers and information technology network capacity, which were offset by assets that reached full depreciation at the end of 2009 and the beginning of 2010.
Amortization
Amortization expense for the six months ended June 30, 2010 and 2009 was $4.0 million and $5.2 million, respectively. Amortization expense has decreased due to the amortization methodology for the intangible assets attained from the NMHC acquisition. These intangible assets are amortized in line with their estimated future economic benefits, which for certain assets is greater at the beginning of their life versus the end. Accordingly, over time amortization will decrease. Amortization expense on all the Company’s intangible assets is expected to be approximately $3.9 million for the remainder of 2010. Refer to Note 5-Goodwill and Other Intangible Assets in the notes to the unaudited consolidated financial statements for more information on amortization expected in future years.
Interest Income and Expense
Interest income decreased $0.1 million for the six months ended June 30, 2010 as compared to the same period in 2009, due primarily to lower interest rates. Interest expense decreased to $0.7 million for the six months ended June 30, 2010 from $2.2 million in the same period in 2009, primarily due to the Company extinguishing its long-term debt in December 2009.
Income Taxes
The Company recognized income tax expense of $15.5 million for the six months ended June 30, 2010, representing an effective tax rate of 32.7%, compared to an $8.1 million income tax expense, representing an effective tax rate of 29.1%, for the same period in 2009. The effective tax rate increased during the six months ended June 30, 2010 compared to the same period in 2009, primarily due to the difference in the proportion of overall income among jurisdictions.

Segment Analysis
The Company reports in two operating segments: PBM and HCIT. The Company evaluates segment performance based on revenue and gross profit. A reconciliation of the Company’s business segments to the consolidated financial statements for the six months ended June 30, 2010 and 2009 is as follows (in thousands):

	PBM		HCIT		Consolidated
	2010	2009	2010	2009	2010	2009
Revenue	$878,797	$561,686	$52,797	$50,103	$931,594	$611,789
Cost of revenue	801,847	498,374	25,780	27,020	827,627	525,394

Gross profit	$76,950	$63,312	$27,017	$23,083	$103,967	$86,395
Gross profit %	8.8%	11.3%	51.2%	46.1%	11.2%	14.1%
PBM
Revenue was $878.8 million for the six months ended June 30, 2010, an increase of $317.1 million from $561.7 million in the same period in 2009. The increase in revenue is primarily due to new customer starts as of January 1, 2010, as well as other customers added during 2009. Revenues have also increased as compared to the same period in 2009 due to an increase in PBM services sold to several HCIT customers during 2010 and the second half of 2009. Due to the additional type of services provided, these customers moved from the HCIT segment to the PBM segment.
For the six months ended June 30, 2010 and 2009, there were $9.7 million and $5.7 million of co-payments, respectively, included in revenue related to prescriptions filled at the Company’s Mail and Specialty Service pharmacies. Co-payments retained by retail pharmacies on prescriptions filled for participants are not included in revenue for the respective periods. Under customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants and as such, the Company does not assume liability for participant co-payments in retail pharmacy transactions. Therefore, the Company does not include participant co-payments to retail pharmacies in revenue or cost of revenue.
Cost of revenue was $801.8 million for the six months ended June 30, 2010 compared to $498.4 million for the same period in 2009. Cost of revenue has increased in line with the increase in PBM revenues, and is predominantly comprised of the cost of prescription drugs. As a percentage of revenue, cost of revenue was 91.2% and 88.7% for the six months ended June 30, 2010 and 2009, respectively. The increase in the cost of revenue as a percentage of revenue was due to lower margins earned on new customer additions in 2010 and the second half of 2009. Generally, new customer additions come in at lower margins due to costs incurred to bring in the new business. This was partially offset by the increased use of lower cost generic drugs. Generic drug usage continues to be a focus of the industry, and the Company, to help drive down health care costs. The Company will continue to seek opportunities for increased generic prescription drug usage to help reduce overall prescription drug costs to its customers and the Company.
Gross profit was $77.0 million for the six months ended June 30, 2010 compared to $63.3 million for the same period in 2009. Gross profit increased due to growth in the customer base in 2010 compared to the same period in 2009. Gross profit margin percentage was 8.8% and 11.3% for the six months ended June 30, 2010 and 2009, respectively. Gross profit margin percentage has decreased in the six months ended June 30, 2010 as compared to the same period in 2009 due to newer business being added at lower margins. As noted above, new customer additions come in at lower margins due to costs incurred to bring on new business.
HCIT
HCIT revenue consists of transaction processing, professional services, system sales and maintenance contracts on system sales. Total HCIT revenue increased $2.7 million for the six months ended June 30, 2010 as compared to the same period in 2009, primarily due to an increase in transaction processing revenue, as well as $2.8 million earned for meeting certain contractual performance conditions. These increases were offset by decreases in professional services and system sales.
Transaction processing revenue consists of claims processing and generally increases due to the launch of new contracts as well as increased volumes of services provided to existing customers. The increase in transaction processing revenue from new contracts and increased volumes of services provided to existing customers were offset by a decrease in revenue generated from contracts with HCIT customers which converted to the PBM segment in 2010 and the second half of 2009. As discussed previously, the revenues earned from the contracts with these customers have moved to the PBM segment due to the type of additional services provided.
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
Cost of revenue was $25.8 million and $27.0 million for the six months ended June 30, 2010 and 2009, respectively. Cost of revenue includes the direct support costs for the HCIT business, as well as depreciation expense of $1.2 million for the six months ended June 30, 2010 and $1.1 million for the same period in 2009. Cost of revenue decreased during 2010 versus 2009 mainly due to the conversion of some HCIT customers’ revenue contracts into the PBM segment, which moved the associated costs to support these customers to the PBM segment. Refer to the PBM revenue discussion for further analysis on the customer contracts which have moved from HCIT to PBM.

Gross profit margin percentage was 51.2% for the six months ended June 30, 2010 compared to 46.1% for the six months ended June 30, 2009, and overall gross profit margin increased $3.9 million to $27.0 million for the six months ended June 30, 2010 as compared to $23.1 million for the same period in 2009. Gross profit margin and gross profit margin percentage increased for the six months ended June 30, 2010, compared to the same period in 2009, due to the increasing transaction processing revenues that are able to leverage a fixed cost base, as well as due to additional revenues earned for meeting certain contractual performance conditions discussed earlier. These increases were offset by decreases in revenue earned from professional services and system sales. The additional revenue and margin earned for meeting the contractual performance conditions is not expected to recur during the remainder of this year.
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
At June 30, 2010 and December 31, 2009, the Company had cash and cash equivalents totalling $352.6 million and $304.4 million, respectively. The Company believes that its cash on hand, together with cash generated from operating activities will be sufficient to support planned operations for the foreseeable future. At June 30, 2010, cash and cash equivalents consist of cash on hand, deposits in banks, and bank term deposits with original maturities of 90 days or less. During the first quarter of 2010, the Company repositioned its funds previously placed in money market funds and moved the funds into cash on deposit accounts. The Company assessed that it would earn a greater return from cash on deposit accounts due to the historically low rates currently paid on the U.S. money market funds. Further, the Company reduced expenses by moving the funds to cash on deposit accounts as the fees charged for those accounts are lower than the U.S. money market fund accounts.
As of June 30, 2010, all of the Company’s cash and cash equivalents were exposed to market risks, primarily changes in U.S. interest rates. Declines in interest rates over time would reduce interest income related to these balances.
Consolidated Balance Sheets
Selected balance sheet highlights at June 30, 2010 are as follows:
•
Cash and cash-equivalents totaled $352.6 million, up $48.3 million from $304.4 million at December 31, 2009. The increase was primarly driven by profitable operations of the Company. The Company’s cash is primarily held in deposit accounts with major financial institutions with high credit ratings.

•
Accounts receivable are made up of trade accounts receivable from both the PBM and HCIT segment customers. Accounts receivable increased $6.6 million to $103.9 million at June 30, 2010 from $97.3 million at December 31, 2009, driven by increases in revenue during the six month-period ended June 30, 2010. The accounts receivable balance is impacted by changes in revenues, as well as timing of collections, and is continually monitored by the Company to ensure timely collections and to assess the need for any changes to the allowance for doubtful accounts.

•
Rebates receivable of $34.9 million relate to billed and unbilled PBM receivables from pharmaceutical manufacturers and third party administrators in connection with the administration of the rebate program where the Company is the principal contracting party. The receivable and related payables are based on estimates, which are subject to final settlement. Rebates receivable increased $17.3 million from $17.6 million at December 31, 2009, due primarily to increased rebate volumes driven by increased prescription drug sales transactions, as well as an increase in the amount paid per rebate transaction due to renegotiated contract terms with pharmaceutical manufacturers and third party administrators.

•
The Company’s inventory balance of $8.2 million consists predominantly of prescription drugs and medical supplies at its Mail Service and Specialty Service pharmacies. Changes in the inventory balance from period to period are caused by some seasonality in certain products, taking advantage of buying opportunities and changing inventory levels to properly support new customers.

•
Pharmacy benefit management rebates payable represents amounts owed to customers for rebates from pharmaceutical manufacturers and third party administrators where the Company administers the rebate program on the customer’s behalf, and the Company is the principal contracting party. The payables are based on estimates, which are subject to final settlement. Pharmacy benefit management rebates payable increased $13.0 million to $59.6 million from $46.6 million at December 31, 2009 due to increased rebate volumes driven by increased prescription drug sales transactions. The rebate amounts payable are also higher due to an increase in the amount of rebates received per rebate transaction as a result of renegotiated contract terms with pharmaceutical manufacturers and third party administrators. As the amount of rebates receivable increases, the amounts due to customers will also increase.

•
Pharmacy benefit claim payments payable of $72.9 million predominantly relates to amounts owed to retail pharmacies for prescription drug costs and dispensing fees in connection with prescriptions dispensed by the retail pharmacies to the Company’s customers when the Company is the principal contracting party with the pharmacy.

•
Deferred revenue increased $3.1 million to $10.4 million from $7.3 million as of December 31, 2009, due to an increase of payments received in advance of services provided. Deferred revenues mostly relate to payments secured in advance for professional services, ASP processing, or annual software maintenance. Deferred revenues are released to income once professional services have been performed or as ASP and maintenance services are provided.

•
Accrued liabilities decreased $7.0 million to $23.8 million at June 30, 2010 from $30.8 million at December 31, 2009 due primarily to the timing of payments made to customers in relation to contract performance guarantees and payments made related to assumed liabilities from the NMHC acquisition.

•
Salaries and wages payable decreased $3.0 million to $9.3 million at June 30, 2010 as compared to $12.3 million at December 31, 2009 due to timing of payroll payments relative to the period end. Salaries and wages payable will fluctuate based on the timing of the period end relative to the Company’s payment period. Payment periods that fall closer to the end of a period will cause the salaries and wages payable account to decrease; whereas, when the payment period falls further from the period end, the balance will be higher.

Cash flows from operating activities:
For the six months ended June 30, 2010, the Company generated $36.8 million of cash through its operations, an increase of $5.1 million as compared to the same period in 2009. Cash provided by operating activities has increased mainly due to increased net income, offset by an increase in rebates receivable due to the higher rebate volumes. Cash from operations consisted of net income of $31.9 million adjusted for $8.2 million in depreciation and amortization, $2.9 million in stock-based compensation expense, an increase in deferred revenue of $3.1 million driven by up-front payments for professional services contracts, an increase in rebates payable of $13.0 million and an increase in pharmacy claims payable of $11.2 million. These were offset by an increase in rebates receivable of $17.3 million, an increase of accounts receivable in $6.6 million, a reduction in accrued liabilities of $10.7 million, a decrease in accounts payable of $1.7 million, and a $5.6 million tax benefit from option exercises.
Changes in the Company’s cash from operations results primarily from increased gross profits and the timing of payments on accounts receivable, rebates receivable, and the payment or processing of its various accounts payable and accrued liabilities. The Company continually monitors its balance of trade accounts receivable and devotes ample resources to collection efforts on those balances. Rebates receivable and the related payable are primarily estimates based on claims submitted. Rebates are typically paid to customers on a quarterly basis upon receipt of the billed funds from the third-party rebate administrators and pharmaceutical manufacturers. The timing of the rebate payments to customers and collections of rebates from third-party rebate administrators and pharmaceutical manufacturers causes fluctuations on the balance sheet, as well as in the Company’s cash from operating activities.
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
For the six months ended June 30, 2009, the Company generated $31.7 million of cash through its operations. Cash from operations consisted of net income of $19.7 million adjusted for $9.2 million in depreciation and amortization, $1.4 million in stock-based compensation expense, a reduction in rebates receivable of $7.1 million, an increase in deferred revenue of $0.5 million, an increase in rebates payable of $9.5 million and an increase in customer deposits of $0.8 million. These were partially offset by a reduction in accrued liabilities of $6.0 million, an increase in prepaid expenses of $1.2 million and an increase in restricted cash of $1.6 million.
Cash flows from investing activities
For the six months ended June 30, 2010, the Company generated $1.1 million of cash from investing activities, which consisted primarily of $6.8 million from the sale of short-term investments, offset by $2.2 million in purchases of short-term investments. The Company sold all the short-term investments it held during the first quarter of 2010 and moved those funds into cash on deposit accounts. The Company also used $3.5 million for purchases of property and equipment to support the increase in business.
As the Company grows, it continues to purchase capital assets to support increases in network capacity and personnel. The Company monitors and budgets these costs to ensure that the expenditures aid in its strategic growth plan.
For the six months ended June 30, 2009, the Company used $7.9 million of cash for investing activities, which consisted primarily of purchases of property and equipment to support the business. In addition, the Company used $2.0 million to purchase the assets of a small pharmacy system in June 2009.
Cash flows from financing activities
For the six months ended June 30, 2010, the Company generated $10.3 million of cash from financing activities, which mainly consisted of proceeds from the exercise of stock options of $4.7 million and a $5.6 million tax benefit from stock-based compensation plans.
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
Future Capital Requirements
The Company’s future capital requirements depend on many factors, including its product development programs and data center operations. The Company expects to fund its operating and working capital needs and business growth requirements through cash flow from operations and its cash and cash equivalents on hand. The Company expects that purchases of property and equipment will remain consistent with prior years. The Company cannot provide assurance that its actual cash requirements will not be greater than expected as of the date of this report. In order to meet business growth goals, the Company will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact liquidity requirements or cause the issuance of additional equity or debt securities. Any issuance of additional equity securities or convertible debt securities may result in dilution to shareholders, and the Company cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to the Company, or at all.

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
Contractual Obligations
For the six months ended June 30, 2010, there have been no significant changes to the Company’s contractual obligations as disclosed in its 2009 Annual Report on Form 10-K.
Outstanding Securities
As of July 31, 2010, the Company had 30,402,790 common shares outstanding, 1,261,650 options outstanding and 292,326 restricted stock units outstanding. The options are exercisable on a one-for-one basis into common shares and, upon vesting, the restricted stock units convert into common shares on a one-for-one basis.
Critical Accounting Estimates
See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates in the 2009 Annual Report on Form 10-K for a discussion of the Company’s critical accounting estimates.
Recent Accounting Standards
See Note 3 – Recent Accounting Pronouncements in the notes to the unaudited consolidated financial statements for information on recent accounting pronouncements. The Company is currently assessing the impact on its financial condition and future operating results of recently issued accounting guidance, and does not currently expect the recently issued guidance to have a significant impact on the Company’s financial condition or future results of operations.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk in the normal course of its business operations, including the risk of loss arising from adverse changes in interest rates and foreign exchange rates with Canada.
There has been no material change in the Company’s exposure to market risk during the three months ended June 30, 2010.
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
ITEM 1A. Risk Factors
In the second quarter of 2010, there have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2009 Annual Report on Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Reserved
None.
ITEM 5. Other Information
None.
ITEM 6. Exhibits

Exhibit
Number	Description of Document	Reference

10.1 †	Employment Agreement, effective as of June 22, 2010, among SXC Health Solutions Inc., and Joel Saban.	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

†	Indicates management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SXC Health Solutions Corp.
August 5, 2010	By:	/s/ Jeffrey Park
Jeffrey Park
Chief Financial Officer (on behalf of the registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document	Reference

10.1 †	Employment Agreement, effective as of June 22, 2010, among SXC Health Solutions Inc., and Joel Saban.	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

†	Indicates management contract or compensatory plan.