Form 10-Q
period 2010-09-30
SXC Health Solutions Corp.
filed 2010-11-04
CIK 1363851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2010, there were 60,853,906 of the Registrant’s common shares, no par value per share, outstanding.

Part I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
SXC HEALTH SOLUTIONS CORP.
Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$379,061	$304,370
Restricted cash	14,331	14,169
Short term investments	—	4,639
Accounts receivable, net of allowance for doubtful accounts of $3,485 (2009 — $2,871)	110,519	97,330
Rebates receivable	38,089	17,630
Prepaid expenses and other assets	5,833	4,828
Inventory	7,931	7,106
Deferred income taxes	6,651	9,875

Total current assets	562,415	459,947

Property and equipment, net of accumulated depreciation of $33,732 (2009 — $27,421)	17,601	19,880
Goodwill	141,787	141,787
Other intangible assets, net of accumulated amortization of $29,746 (2009 — $23,831)	31,659	37,574
Deferred income taxes	846	1,641
Other assets	252	1,251

Total assets	$754,560	$662,080

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$9,625	$9,916
Customer deposits	15,324	14,832
Salaries and wages payable	11,763	12,349
Accrued liabilities	22,692	30,786
Pharmacy benefit management rebates payable	63,783	46,606
Pharmacy benefit claim payments payable	80,829	61,669
Deferred revenue	9,622	7,304

Total current liabilities	213,638	183,462

Deferred income taxes	13,211	13,597
Deferred lease inducements	2,392	2,748
Deferred rent	1,328	1,337
Other liabilities	1,745	2,442

Total liabilities	232,314	203,586

Commitments and contingencies (Note 11)

Shareholders’ equity
Common shares: no par value, unlimited shares authorized; 60,853,906 shares issued and outstanding at September 30, 2010 (December 31, 2009 — 60,114,562 shares)	370,947	361,530
Additional paid-in capital	21,374	15,153
Retained earnings	129,925	81,812
Accumulated other comprehensive loss	—	(1)

Total shareholders’ equity	522,246	458,494

Total liabilities and shareholders’ equity	$754,560	$662,080

See accompanying notes to the unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenue:
PBM	$463,042	$357,473	$1,341,839	$919,158
HCIT	26,880	26,056	79,677	76,160

Total revenue	489,922	383,529	1,421,516	995,318

Cost of revenue:
PBM	423,773	321,234	1,225,620	819,608
HCIT	13,285	14,615	39,064	41,634

Total cost of revenue	437,058	335,849	1,264,684	861,242

Gross profit	52,864	47,680	156,832	134,076

Expenses:
Product development costs	3,075	2,833	9,169	9,024
Selling, general and administrative	21,607	22,153	64,402	64,857
Depreciation of property and equipment	1,463	1,467	4,482	4,354
Amortization of intangible assets	1,942	2,238	5,916	7,478

	28,087	28,691	83,969	85,713

Operating income	24,777	18,989	72,863	48,363

Interest income	(199)	(101)	(524)	(572)
Interest expense	331	1,088	1,043	3,248

Net interest expense	132	987	519	2,676

Other expense (income), net	42	(20)	300	(62)

Income before income taxes	24,603	18,022	72,044	45,749
Income tax expense (benefit):
Current	8,837	9,215	21,575	15,818
Deferred	(410)	(2,402)	2,356	(937)

	8,427	6,813	23,931	14,881

Net income	$16,176	$11,209	$48,113	$30,868

Earnings per share:
Basic	$0.27	$0.22	$0.79	$0.63
Diluted	$0.26	$0.21	$0.77	$0.61

Weighted average number of shares used in computing earnings per share:
Basic	60,820,197	50,223,526	60,569,027	49,302,586
Diluted	62,929,186	52,218,404	62,558,202	50,636,698
See accompanying notes to the unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)

Net income	$16,176	$11,209	$48,113	$30,868

Other comprehensive income, net of tax

Unrealized gain on cash flow hedges and other (net of income tax benefit of $31 for the three months ended September 30, 2009 and net of income tax expense of $1 and $7 for the nine months ended September 30, 2010 and 2009, respectively)	—	(50)	1	26

Comprehensive income	$16,176	$11,159	$48,114	$30,894

See accompanying notes to the unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net income	$48,113	$30,868
Items not involving cash:
Stock-based compensation	4,527	2,477
Depreciation of property and equipment	6,312	5,981
Amortization of intangible assets	5,915	7,478
Deferred lease inducements and rent	(365)	(484)
Deferred income taxes	2,356	(937)
Tax benefit on stock-based compensation plans	(6,071)	(3,447)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(13,185)	(9,444)
Rebates receivable	(20,459)	9,009
Restricted cash	(162)	65
Prepaid expenses and other assets	(1,350)	(302)
Inventory	(825)	(318)
Income tax recoverable	7,692	5,205
Accounts payable	(288)	(2,382)
Accrued liabilities	(9,376)	(3,575)
Pharmacy benefit claim payments payable	19,160	402
Pharmacy benefit management rebates payable	17,177	7,504
Deferred revenue	2,191	409
Customer deposits	492	678
Other	1,020	406

Net cash provided by operating activities	62,874	49,593

Cash flows from investing activities:
Purchases of property and equipment	(4,033)	(6,611)
Sales of short term investments	6,828	—
Purchases of short term investments	(2,208)	—
Acquisitions, net of cash acquired	—	(2,176)

Net cash provided (used) by investing activities	587	(8,787)

Cash flows from financing activities:
Proceeds from exercise of options	5,040	5,917
Tax benefit on stock-based compensation plans	6,071	3,447
Proceeds from public offering, net of issuance costs	—	204,107
Repayment of long-term debt	—	(2,520)

Net cash provided by financing activities	11,111	210,951

Effect of foreign exchange on cash balances	119	50

Increase in cash and cash equivalents	74,691	251,807

Cash and cash equivalents, beginning of period	304,370	67,715

Cash and cash equivalents, end of period	$379,061	$319,522

See accompanying notes to unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Common Shares		Additional	Retained	Accumulated Other
	Shares	Amount	Paid-in Capital	Earnings	Comprehensive Loss	Total

Balance at December 31, 2009	60,114,562	$361,530	$15,153	$81,812	$(1)	$458,494
Activity during the period (unaudited):
Net income	—	—	—	48,113	—	48,113
Exercise of stock options	677,886	7,169	(2,129)	—	—	5,040
Vesting of restricted stock units	61,458	2,248	(2,248)	—	—	—
Tax benefit on options exercised	—	—	6,071	—	—	6,071
Stock-based compensation	—	—	4,527	—	—	4,527
Other comprehensive income, net of tax	—	—	—	—	1	1

Balance at September 30, 2010 (unaudited)	60,853,906	$370,947	$21,374	$129,925	$—	$522,246

Balance at December 31, 2008	48,206,064	$146,988	$11,854	$35,751	$(430)	$194,163
Activity during the period (unaudited):
Net income	—	—	—	30,868	—	30,868
Exercise of stock options	1,374,090	8,549	(2,632)	—	—	5,917
Issuance of common shares	10,350,000	204,107	—	—	—	204,107
Issuance of shares for acquisition	280	2	—	—	—	2
Vesting of restricted stock units	27,904	485	(485)	—	—	—
Tax benefit on options exercised	—	—	3,447	—	—	3,447
Stock-based compensation	—	—	2,477	—	—	2,477
Other comprehensive income, net of tax	—	—	—	—	26	26

Balance at September 30, 2009 (unaudited)	59,958,338	$360,131	$14,661	$66,619	$(404)	$441,007

See accompanying notes to the unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	Description of Business
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
Basis of presentation:
The unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting on Form 10-Q, and following accounting policies consistent with the Company’s audited annual consolidated financial statements for the year ended December 31, 2009. The unaudited interim consolidated financial statements of the Company include its majority-owned subsidiaries and all significant intercompany transactions and balances have been eliminated in consolidation. Amounts in the unaudited interim consolidated financial statements and notes thereto are expressed in the Company’s functional currency, U.S. dollars, except where indicated. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine-month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010. As of the issuance date of the Company’s financial statements, no subsequent events have occurred that would require adjustment to or disclosure in these unaudited interim consolidated financial statements in accordance with Financial Accounting Standards Board’s (“FASB”) guidance.
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
4.	Stock Split
On September 2, 2010, the Company announced a two-for-one stock split effected by a dividend on the issued and outstanding common shares of the Company. On September 17, 2010, shareholders of record at the close of business on September 14, 2010 were issued one additional common share for each share owned as of that date. All share and per share data presented in this report have been adjusted to reflect this stock split.

5.	Cash and Cash Equivalents
The components of cash and cash equivalents are as follows (in thousands):

	September 30, 2010	December 31, 2009

Cash on deposit	$445,982	$86,384
Payments in transit	(66,940)	(87,500)
U.S. money market funds	—	305,453
Canadian dollar deposits (September 30, 2010 — Cdn. $20 at 1.0259; December 31, 2009 — Cdn. $35 at 1.0517)	19	33

	$379,061	$304,370

The Company determined the carrying amount reported in the consolidated balance sheets as cash and cash equivalents approximates fair value due to the short maturities of these instruments; accordingly the valuation of these instruments are considered Level 1 measurements in the fair value hierarchy.
6.	Goodwill and Other Intangible Assets
Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or more frequently if impairment indicators arise. The Company allocates goodwill to both the PBM and HCIT segments. There were no impairments of goodwill or indefinite-lived intangible assets during the three or nine months ended September 30, 2010 and 2009.
Definite-lived intangible assets are amortized over the useful lives of the related assets. The components of intangible assets were as follows (in thousands):

	September 30, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Customer relationships	$53,760	$23,648	$30,112	$53,760	$18,116	$35,644
Acquired software	3,765	3,210	555	3,765	2,932	833
Trademarks/Trade names	1,370	1,237	133	1,370	1,188	182
Non-compete agreements	1,510	1,490	20	1,510	1,484	26
Licenses	1,000	161	839	1,000	111	889

Total	$61,405	$29,746	$31,659	$61,405	$23,831	$37,574

Total amortization associated with intangible assets at September 30, 2010 is estimated to be $1.9 million for the remainder of 2010, $7.1 million in 2011, $6.5 million in 2012, $5.7 million in 2013, $5.2 million in 2014, and $5.2 million in total for years after 2014. The main driver of the future amortization is related to intangible assets acquired in the National Medical Health Card Systems, Inc. (“NMHC”) acquisition in 2008. At September 30, 2010, future amortization associated with intangible assets acquired in the NMHC acquisition is estimated to be $1.5 million for the remainder of 2010, $5.3 million in 2011, $4.8 million in 2012, $4.3 million in 2013, $3.8 million in 2014, and $4.9 million in total for years after 2014.
7.	Shareholders’ equity
(a)	Stock incentive plans:
Effective on March 11, 2009, the Board of Directors of the Company adopted the SXC Health Solutions Corp. Long-Term Incentive Plan (“LTIP”), which was approved by the shareholders of the Company at the Annual and Special Meeting of Shareholders on May 13, 2009. The LTIP provides for the grant of stock option awards, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other stock-based awards to eligible persons, including executive officers and directors of the Company. The purpose of the LTIP is to advance the interests of the Company by attracting and retaining high caliber employees and other key individuals who perform services for the Company, a subsidiary or an affiliate; align the interests of the Company’s shareholders and recipients of awards under the LTIP by increasing the proprietary interest of such recipients in the Company’s growth and success; and motivate award recipients to act in the best long-term interest of the Company and its shareholders. The LTIP replaced the previous stock option plan, and no further grants or awards will be issued under the previous stock option plan. The LTIP provides for a maximum of 2,140,000 common shares of the Company to be issued in addition to the common shares that remained available for issuance under the previous stock option plan.
There were 2,527,076 stock options outstanding as of September 30, 2010 under the LTIP or the Company’s previous stock option plan.
(b)	Employee Stock Purchase Plan:
The Company maintains an Employee Stock Purchase Plan (“ESPP”) which allows eligible employees to withhold annually up to a maximum of 15% of their base salary, or $25,000, subject to IRS limitations, for the purchase of the Company’s common shares. Common shares will be purchased on the last day of each offering period at a discount of 5% of the fair market value of the common shares on such date. The aggregate number of common shares that may be issued under the ESPP may not exceed 200,000 common shares.
During the first quarter of 2009, the ESPP was amended to require that common shares available for purchase under the ESPP be drawn from reacquired common shares purchased on behalf of the Company in the open market. During the nine months ended September 30, 2010 and 2009, there were 7,072 and 12,396 shares issued under the ESPP, respectively.

The ESPP is not considered compensatory as its purchase discount is not greater than 5%, the plan is available to substantially all employees, and the plan does not incorporate option features. Accordingly, no portion of the cost related to ESPP purchases is included in the Company’s stock-based compensation expense.
(c)	Outstanding shares and stock options:
At September 30, 2010, the Company had outstanding common shares of 60,853,906 and stock options outstanding of 2,527,076. At December 31, 2009, the Company had outstanding common shares of 60,114,562 and stock options outstanding of 3,065,328. As of September 30, 2010, stock options outstanding consisted of 519,562 options at a weighted-average exercise price of Canadian $5.83 and 2,007,514 options at a weighted-average exercise price of U.S. $11.58.
(d)	Restricted stock units:
During the nine months ended September 30, 2010, the Company granted 127,520 time-based restricted stock units (“RSUs”) and 108,480 performance based RSUs to its employees and non-employee directors with a weighted average grant date fair value of $31.53 per share. At September 30, 2010, there were 347,882 time-based RSUs and 249,020 performance-based RSUs outstanding.
Time-based RSUs vest on a straight-line basis over a range of three to four years and performance-based RSUs cliff vest based upon reaching agreed upon three-year performance conditions. The number of outstanding performance-based RSUs as of September 30, 2010, assumes the associated performance targets will be met.
8.	Stock-based compensation
During the three-month periods ended September 30, 2010 and 2009, the Company recorded stock-based compensation expense of $1.6 million and $1.1 million, respectively. During the nine-month periods ended September 30, 2010 and 2009, the Company recorded stock-based compensation expense of $4.5 million and $2.5 million, respectively. The Black-Scholes option-pricing model was used to estimate the fair value of the stock options at the grant date based on the following assumptions:

	Nine months ended September 30,
	2010	2009

Total stock options granted	176,280	383,214
Volatility	47.9%–48.5%	47.1%–48.0%
Risk-free interest rate	1.41%–2.39%	1.96%–2.75%
Expected life	4.5 years	4.5 years
Dividend yield	—	—
Weighted-average grant date fair value	$13.67	$5.45
As of September 30, 2010, there was $5.4 million and $10.0 million of unrecognized compensation cost related to stock options and RSUs, respectively, which is expected to be recognized over a weighted-average period of 2.68 years and 2.96 years, respectively.
9.	Segment information
The Company reports in two operating segments: PBM and HCIT. The Company evaluates segment performance based upon revenue and gross profit. Financial information by segment is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
PBM:
Revenues	$463,042	$357,473	$1,341,839	$919,158
Cost of revenue	423,773	321,234	1,225,620	819,608

Gross profit	$39,269	$36,239	$116,219	$99,550

Total assets at September 30	$491,117	$420,677

HCIT:
Revenues	$26,880	$26,056	$79,677	$76,160
Cost of revenue	13,285	14,615	39,064	41,634

Gross profit	$13,595	$11,441	$40,613	$34,526

Total assets at September 30	$263,443	$249,039

Consolidated:
Revenues	$489,922	$383,529	$1,421,516	$995,318
Cost of revenue	437,058	335,849	1,264,684	861,242

Gross profit	$52,864	$47,680	$156,832	$134,076

Total assets at September 30	$754,560	$669,716

For the three and nine-month periods ended September 30, 2010, no one customer accounted for 10% or more of total revenues. For the three-month period ended September 30, 2009, one customer accounted for 11.8% and another customer accounted for 11.2% of total revenues. For the nine-month period ended September 30, 2009, one customer accounted for 13.6% and another customer accounted for 12.6% of total revenues.
At September 30, 2010 and December 31, 2009, no one customer accounted for 10% or more of the outstanding accounts receivable balance.
10.	Income Taxes
The Company’s effective tax rate for the three months ended September 30, 2010 and 2009 was 34.3% and 37.8%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2010 and 2009 was 33.2% and 32.5%, respectively. The effective tax rate decreased during the three months ended September 30, 2010 compared to the same period in 2009 primarily due to the Company outperforming its initial 2009 income estimates, which resulted in the Company increasing its rate during the third quarter of 2009 to arrive at the updated expected full year 2009 effective tax rate. The effective tax rate increased during the nine months ended September 30, 2010 compared to the same period in 2009 due to the difference in the proportion of overall income among jurisdictions.
The Company and its subsidiaries file income tax returns in Canadian and U.S. federal jurisdictions, and various provincial, state and local jurisdictions. With a few exceptions, the Company is no longer subject to tax examinations by tax authorities for years prior to 2005.
11.	Commitments and Contingencies
From time to time in connection with its operations, the Company is named as a defendant in actions for damages and costs allegedly sustained by the plaintiffs. The Company has considered these proceedings and disputes in determining the necessity of any reserves for losses that are probable and reasonably estimable. In addition, various aspects of the Company’s business may subject it to litigation and liability for damages arising from errors in the processing of prescription drug claims, failure to meet performance measures within certain contracts relating to its services, its ability to obtain certain levels of discounts for rebates on prescription purchases from retail pharmacies and drug manufacturers or other actions or omissions. The Company’s recorded reserves are based on estimates developed with consideration given to the potential merits of claims or quantification of any performance obligations. The Company also takes into account its history of claims, the limitations of any insurance coverage, advice from outside counsel and management’s strategy with regard to the settlement or defense of such claims and obligations. While the ultimate outcome of those claims, lawsuits or performance obligations cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these claims and performance obligations, that adequate provisions have been recorded in the consolidated financial statements where required.
The Company provides routine indemnification to its customers against liability if the Company’s products infringe on a third party’s intellectual property rights. The maximum amount of potential indemnification liability cannot be reasonably estimated due to its uncertain nature. Historically, the Company has not made payments related to these indemnification provisions.
12.	Derivative Instruments and Fair Value
The Company used variable rate debt to assist in financing its acquisition of NMHC in 2008. Prior to extinguishing the variable rate debt in December 2009, the Company was subject to interest rate risk related to the variable rate debt. When interest rates increased, interest expense could increase. Conversely, when interest rates decreased, interest expense could also decrease.
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
As of September 30, 2010, the interest rate contract derivative instruments are “out of the money” and the Company is not currently exposed to any credit risk for amounts reflected on the consolidated balance sheet should the counterparty in the agreement fail to meet its obligations under the agreement. The Company does not anticipate the instruments coming “out of the money” prior to their expiration in 2011. To manage credit risks, the Company selects counterparties based on credit assessments, limits overall exposure to any single counterparty, and monitors the market position with each counterparty. The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company does not enter into derivative instruments for any purpose other than hedging identified exposures. That is, the Company does not speculate using derivative instruments and has not designated any instruments as fair value hedges or hedges of the foreign currency exposure of a net investment in foreign operations.

Accounting guidance for fair value measurements defines a three-level hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, with level 1 considered the most reliable. For assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets, the table below categorizes fair value measurements across the three levels as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010
	Quoted Prices in Active	Significant Observable	Significant Unobservable
	Markets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Liabilities:
Interest rate contract derivatives	$—	$417	$—	$417

	December 31, 2009
	Quoted Prices in Active	Significant Observable	Significant Unobservable
	Markets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Assets:
Corporate debt securities	$—	$2,490	$—	$2,490
Other short term investments	$—	$2,149	$—	$2,149
Liabilities:
Interest rate contract derivatives	$—	$695	$—	$695
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
The Company has classified derivative liabilities on the consolidated balance sheets within accrued liabilities at September 30, 2010, and as other noncurrent liabilities at December 31, 2009. The interest rate contract derivatives fair values are derived from calculations using observable interest rate inputs from a financial institution. The notional amounts of the interest rate contracts are noted previously in this footnote. The total fair value adjustment for the interest rate contract derivatives was insignificant for the three months ended September 30, 2010, and $0.1 million for the nine months ended September 30, 2010. The fair value adjustments were recognized as other expense in the consolidated statements of operations. Prior to December 2009, the Company was still applying hedge accounting to the interest rate contract derivatives, and accordingly reclassified $0.1 and $0.3 million during the three and nine months ended September 30, 2009, respectively, into interest expense from accumulated other comprehensive income for the effective portion of the loss on the interest rate contracts.
The corporate debt securities are recorded in short-term investments in the consolidated balance sheet at December 31, 2009; the Company does not hold any corporate debt securities as of September 30, 2010. The fair values of these securities were based on quoted market prices for the specific securities held based on a matrix of valuations received from several pricing sources. Other short-term investments represent certificates of deposit and treasury bills that mature in over 90 days. These are recorded in short-term investments in the consolidated balance sheet at December 31, 2009; the Company does not hold these securities as of September 30, 2010. The fair values of the other short-term investments are based on quoted market prices for the specific securities held based on a matrix of valuations received from several pricing sources. The amortized cost for the debt securities and other short-term investments was $4.6 million as of December 31, 2009.
13.	Earnings Per Share
The Company calculates basic earnings per share (“EPS”) using the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the same method as basic EPS but the Company adds the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. The following is the reconciliation between the number of weighted average shares used in the basic and diluted EPS calculations for the three-month and nine-month periods ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Weighted average number of shares used in computing basic EPS	60,820,197	50,223,526	60,569,027	49,302,586
Add dilutive common stock equivalents:
Outstanding stock options	1,821,815	1,781,664	1,739,424	1,247,504
Outstanding restricted stock units	287,174	213,214	249,751	86,608

Weighted average number of shares used in computing diluted EPS	62,929,186	52,218,404	62,558,202	50,636,698

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
Caution Concerning Forward-Looking Statements
Certain information in this MD&A, in various filings with regulators, in reports to shareholders and in other communications is forward-looking within the meaning of certain securities laws and is subject to important risks, uncertainties and assumptions. This forward-looking information includes, among other things, information with respect to the Company’s objectives and the strategies to achieve those objectives, as well as information with respect to the Company’s beliefs, plans, expectations, anticipations, estimates and intentions. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include, but may not be limited to, the ability of the Company to adequately address: the risks associated with further market acceptance of the Company’s products and services; its ability to manage its growth effectively; its reliance on and ability to retain key customers and key personnel; industry conditions such as consolidation of customers, competitors and acquisition targets; the Company’s ability to acquire a company and manage integration and potential dilution associated therewith; the impact of technology changes on its products/service offerings, including impact on the intellectual property rights of others; the effects of regulatory and legislative changes in the healthcare industry; and the sufficiency and fluctuations of its liquidity and capital needs.
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
Operating Expenses
The Company’s operating expenses primarily consist of cost of revenue, product development costs, selling, general and administrative (“SG&A”) costs, depreciation and amortization. Cost of revenue includes the cost of drugs dispensed and shipped as well as costs related to the products and services provided to customers in the HCIT segment and costs associated with the operation and maintenance of the transaction processing centers. These costs include salaries and related expenses for professional services personnel, transaction processing centers’ personnel, customer support personnel, any hardware or equipment sold to customers and depreciation expense related to data center operations. Product development costs consist of staffing expenses to produce enhancements and new initiatives. SG&A costs relate to selling expenses, commissions, marketing, network administration and administrative costs, including legal, accounting, investor relations and corporate development costs. Depreciation expense relates to the depreciation of property and equipment used by the Company. Amortization expense relates to definite-lived intangible assets from business acquisitions.
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
The Company operates in a competitive environment where clients and other payors seek to control the growth in the cost of providing prescription drug benefits. The Company’s business model is designed to reduce the level of drug cost. The Company helps manage drug cost primarily through programs designed to maximize the substitution of expensive brand drugs with equivalent but much lower cost generic drugs, obtaining competitive discounts from suppliers, securing rebates from pharmaceutical manufacturers and third party rebate administrators, securing discounts from retail pharmacies, applying the Company’s sophisticated clinical programs and efficiently administering prescriptions dispensed through the Company’s Mail Service and Specialty Service pharmacies.

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
Selected financial highlights for the three and nine months ended September 30, 2010 compared to the same periods in 2009
Selected financial highlights for the three months ended September 30, 2010 and 2009 are noted below:
•
Total revenue in the three months ended September 30, 2010 was $489.9 million as compared to $383.5 million for the same period in 2009. The increase is largely attributable to an increase in PBM revenue of $105.6 million compared to the same period in 2009. PBM revenues increased primarily due to growth in the customer base throughout 2010 and the end of 2009. The increased customer base was complemented by additional services sold to existing customers.

•
Operating income increased $5.8 million, or 30.5%, in the third quarter of 2010 to $24.8 million as compared to $19.0 million for the same period in 2009. This increase was driven by increased gross profits in both the PBM and HCIT segments coupled with a decrease in operating expenses as compared to the same period in 2009.

•
The Company reported net income of $16.2 million, or $0.26 per share (fully-diluted), for the three months ended September 30, 2010, compared to $11.2 million, or $0.21 per share (fully-diluted), for the same period in 2009. The increase is driven primarily by higher gross profit attributable to an increase in PBM revenues, plus lower interest expense due to the extinguishment of the Company’s long-term debt in December 2009. These increases are partially offset by an increase in income taxes.

•
The Company executed a two-for-one stock split effected by a dividend on the issued and outstanding common shares of the Company on September 17, 2010. The stock split will help improve access to ownership for investors by increasing the number of shares available for purchase and reducing the market price per share.

Selected financial highlights for the nine months ended September 30, 2010 and 2009 are noted below:
•
Total revenue in the nine months ended September 30, 2010 was $1.4 billion as compared to $995.3 million for the same period in 2009. The increase is largely attributable to an increase in PBM revenue of $422.7 million during 2010 as compared to the same period in 2009. PBM revenues increased primarily due to growth in the customer base throughout 2010 and the end of 2009. The increased customer base was complemented by additional services sold to existing customers.

•
Operating income increased $24.5 million, or 50.7%, for the nine months ended September 30, 2010 to $72.9 million as compared to $48.4 million for the same period in 2009. This increase was driven by increased gross profits in both the PBM and HCIT segments coupled with a decrease in operating expenses as compared to the same period in 2009.

•
The Company reported net income of $48.1 million, or $0.77 per share (fully-diluted), for the nine months ended September 30, 2010, compared to $30.9 million, or $0.61 per share (fully-diluted), for the same period in 2009. The increase is driven by higher gross profit attributable to an increase in PBM revenues, operating cost savings from a Company wide focus on cost containment in 2010, and lower interest expense due to extinguishing the Company’s long-term debt in December 2009. These improvements are partially offset by an increase in income taxes.

•
The Company generated $62.9 million in cash from operations for the nine months ended September 30, 2010, an increase of $13.3 million from the same period in 2009, driven mostly by an increase in net income.

•
On March 4, 2010, the Company announced a new agreement with HealthSpring Inc. (“HealthSpring”) pursuant to which the Company’s informedRx subsidiary will provide HealthSpring with its full suite of PBM services, and therefore manage significant drug spend. The initial term of the agreement is three years with provisions for two additional one-year extensions. HealthSpring began to deploy specialty pharmacy services in mid-2010, with implementation of the full PBM services starting on January 1, 2011. For financial statement reporting purposes the Company expects that margins related to this agreement will be significantly lower than historical margins because of the volume related to this agreement.

Results of Operations
Three months ended September 30, 2010 as compared to the three months ended September 30, 2009

	Three months ended September 30,
In thousands, except per share data	2010	2009
Revenue	$489,922	$383,529
Cost of revenue	437,058	335,849

Gross profit	52,864	47,680
Product development costs	3,075	2,833
SG&A	21,607	22,153
Depreciation of property and equipment	1,463	1,467
Amortization of intangible assets	1,942	2,238

Operating income	24,777	18,989
Net interest expense	132	987
Other expense (income), net	42	(20)

Income before income taxes	24,603	18,022
Income tax expense	8,427	6,813

Net income	$16,176	$11,209

Diluted earnings per share	$0.26	$0.21
Revenue
Revenue increased $106.4 million to $489.9 million for the three months ended September 30, 2010, primarily due to new customer starts as of January 1, 2010. Revenues have also increased as compared to the same period in 2009 due to an increase in new PBM services sold to several existing HCIT customers during 2010 and the end of 2009. Overall, these changes are a result of synergies between the HCIT and PBM segments which have allowed the Company to focus on offering a broader array of products and services to the Company’s customers.
Cost of Revenue
Cost of revenue increased $101.2 million to $437.1 million for the three months ended September 30, 2010, primarily due to increased PBM transaction volumes in 2010 driven by the increased customer base. Cost of revenue in the PBM segment substantially relates to the actual cost of the prescription drugs sold, plus any applicable shipping costs. Cost of revenue has increased in line with the increase in PBM revenues which are driven by the cost of prescription drugs sold.

Gross Profit
Gross profit increased $5.2 million to $52.9 million for the three months ended September 30, 2010, mostly due to increased margins earned from incremental PBM revenues as compared to the same period in 2009. Gross margin as a percentage of revenue has decreased from 12.4% of revenue to 10.8% of revenue as a result of the PBM business producing a greater percentage of the Company’s total gross profit. PBM revenues carry a lower margin percentage as compared to HCIT revenues. As PBM revenues grow as a percentage of the Company’s total revenues and costs, gross margin as a percentage of revenue may decrease.
Product Development Costs
Product development costs were $3.1 million and $2.8 million for the three months ended September 30, 2010 and 2009, respectively. Product development continues to be a key focus of the Company as it continues to pursue enhancements of existing products, as well as the development of new offerings, to support its market expansion.
SG&A Costs
SG&A costs for the three months ended September 30, 2010 were $21.6 million compared to $22.2 million for the three months ended September 30, 2009. SG&A costs consist primarily of employee costs in addition to professional services costs, facilities and costs not related to cost of revenue. SG&A costs also include stock-based compensation cost of $1.4 million and $0.8 million for the three months ended September 30, 2010 and 2009, respectively. Due to the Company’s increased focus on controlling its costs throughout 2009 and into 2010, the Company was able to reduce SG&A costs during the current period as compared to the same period in 2009. The increase in stock-based compensation during the three months ended September 30, 2010 as compared to the same period in 2009 is due to additional awards granted to the Company’s employees in 2010 and an increase in the value of those awards. The increase in the stock-based compensation valuations is directly attributable to the increase in the market value of the Company’s common shares as compared to the value at, and prior to, September 30, 2009.
Depreciation
Depreciation expense relates to property and equipment used in all areas of the Company except for those depreciable assets directly related to the generation of revenue, which is included in cost of revenue in the consolidated statements of operations. Depreciation expense remained at $1.5 million for the three-month periods ended September 30, 2010 and 2009. Depreciation expense will fluctuate based on the level of new asset purchases, as well as the timing of assets becoming fully depreciated. Depreciation expense remained flat in the three months ended September 30, 2010 as compared to the same period in 2009 since purchases and the amount of assets reaching full deprecation levels did not fluctuate significantly year over year.
Amortization
Total amortization expense for the three months ended September 30, 2010 and 2009 was $1.9 million and $2.2 million, respectively. The largest component of amortization expense is driven by amortization of intangible assets acquired in the NMHC acquisition. For the three months ended September 30, 2010 and 2009, amortization of intangible assets acquired in the NMHC acquisition totaled $1.5 million and $1.7 million, respectively. Amortization expense has decreased due to the amortization methodology for the intangible assets attained from the NMHC acquisition. These intangible assets are amortized in line with their estimated future economic benefits, which for certain assets is greater at the beginning of their life versus the end. Accordingly, over time amortization will decrease. Amortization expense on all the Company’s intangible assets is expected to be approximately $1.9 million for the remainder of 2010. Refer to Note 6-Goodwill and Other Intangible Assets in the notes to the unaudited consolidated financial statements for more information on amortization expected in future years.
Interest Income and Expense
Interest income increased $0.1 million for the three months ended September 30, 2010 as compared to the same period in 2009, due primarily to an increased cash balance. Interest expense decreased to $0.3 million for the three months ended September 30, 2010 from $1.1 million in the same period in 2009, primarily due to the Company extinguishing its long-term debt in December 2009.
Income Taxes
The Company recognized income tax expense of $8.4 million for the three months ended September 30, 2010, representing an effective tax rate of 34.3%, compared to a $6.8 million income tax expense, representing an effective tax rate of 37.8%, for the same period in 2009. The effective tax rate decreased during the three months ended September 30, 2010 compared to the same period in 2009 primarily due to the Company outperforming its initial 2009 income estimates, which resulted in the Company increasing its tax rate during the third quarter of 2009 to arrive at the updated expected full year 2009 effective tax rate.
Segment Analysis
The Company reports in two operating segments: PBM and HCIT. The Company evaluates segment performance based on revenue and gross profit. A reconciliation of the Company’s business segments to the unaudited consolidated financial statements for the three months ended September 30, 2010 and 2009 is as follows (in thousands):

	PBM		HCIT		Consolidated
	2010	2009	2010	2009	2010	2009
Revenue	$463,042	$357,473	$26,880	$26,056	$489,922	$383,529
Cost of revenue	423,773	321,234	13,285	14,615	437,058	335,849

Gross profit	$39,269	$36,239	$13,595	$11,441	$52,864	$47,680
Gross profit %	8.5%	10.1%	50.6%	43.9%	10.8%	12.4%

PBM
Revenue was $463.0 million for the three months ended September 30, 2010, an increase of $105.6 million compared to the same period in 2009. The increase in revenue is primarily due to new customer starts as of January 1, 2010, as well as other customers added during 2009. Revenues have also increased as compared to the same period in 2009 due to an increase in new PBM services sold to several existing HCIT customers during 2010 and the end of 2009. As our contracts with these existing customers are renewed or renegotiated to provide for additional PBM services, revenue derived from these customers’ contracts is moved from the HCIT segment to the PBM segment. Overall, these changes are a result of synergies between the HCIT and PBM segments which have allowed the Company to focus on offering a broader array of products and services to the Company’s customers.
For the three months ended September 30, 2010 and 2009, there were $4.8 million and $3.4 million of co-payments, respectively, included in revenue related to prescriptions filled at the Company’s Mail and Specialty Service pharmacies. Co-payments retained by retail pharmacies on prescriptions filled for participants are not included in revenue for the respective periods. Under customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants and as such, the Company does not assume liability for participant co-payments in retail pharmacy transactions. Therefore, the Company does not include participant co-payments to retail pharmacies in revenue or cost of revenue.
Cost of revenue was $423.8 million for the three months ended September 30, 2010 compared to $321.2 million for the same period in 2009. Cost of revenue has increased in line with the increase in PBM revenues, and is predominantly comprised of the cost of prescription drugs. As a percentage of revenue, cost of revenue was 91.5% and 89.9% for the three months ended September 30, 2010 and 2009, respectively. The increase in the cost of revenue as a percentage of revenue was due to lower margins earned on new customer additions in 2010. Generally, new customer additions come in at lower margins due to costs incurred to bring in the new business. This was partially offset by the increased use of lower cost generic drugs. Generic drug usage continues to be a focus of the industry and the Company to help drive down health care costs. The Company will continue to seek opportunities for increased generic prescription drug usage to help reduce overall prescription drug costs to its customers and the Company.
Gross profit was $39.3 million for the three months ended September 30, 2010 compared to $36.2 million for the same period in 2009. Gross profit increased due to the larger customer base in the third quarter of 2010 versus the same period in 2009. Gross profit margin percentage was 8.5% and 10.1% for the three months ended September 30, 2010 and 2009, respectively. Gross profit margin percentage has decreased in the three months ended September 30, 2010 as compared to the same period in 2009 due to newer business being added at lower margins. As noted above, new customer additions come in at lower margins due to costs incurred to bring in the new business.
HCIT
HCIT revenue consists of transaction processing, professional services, system sales and maintenance contracts on system sales. Total HCIT revenue increased $0.8 million to $26.9 million for the three months ended September 30, 2010 as compared to $26.1 million for the same period in 2009. The increase was primarily due to an increase in system sales revenue. HCIT revenue was also impacted by increases in transaction processing revenues from current HCIT customers offset by reductions from contracts with HCIT customers which converted to the PBM segment in 2010 and the end of 2009. As discussed previously, the revenues earned from the contracts with these customers have moved to the PBM segment due to the type of additional services provided.
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
Cost of revenue was $13.3 million and $14.6 million for the three months ended September 30, 2010 and 2009. Cost of revenue includes the direct support costs for the HCIT business as well as depreciation expense of $0.6 million for each of the three-month periods ended September 30, 2010 and 2009. Cost of revenue decreased during 2010 versus 2009 mainly due to the conversion of some HCIT customers’ revenue contracts into the PBM segment which moved the associated costs to support these customers to the PBM segment. Refer to the PBM revenue discussion for further analysis on the contracts that have moved from HCIT to PBM.
Gross profit margin percentage was 50.6% for the three months ended September 30, 2010 compared to 43.9% for the three months ended September 30, 2009. Gross profit increased by $2.2 million to $13.6 million for the three months ended September 30, 2010 as compared to $11.4 million for the same period in 2009. Gross profit margin, and the gross profit margin percentage, increased due to the increase in system sales revenue, which yields a higher margin percentage than most HCIT revenue streams, a reduction of costs associated with the HCIT business unit due to a continued focus on cost containment, and a reduction in costs associated with transaction processing revenues due to the movement of related customer contracts from the HCIT segment to the PBM segment in 2010 and the end of 2009.

Nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009

	Nine months ended September 30,
In thousands, except per share data	2010	2009
Revenue	$1,421,516	$995,318
Cost of revenue	1,264,684	861,242

Gross profit	156,832	134,076
Product development costs	9,169	9,024
SG&A	64,402	64,857
Depreciation of property and equipment	4,482	4,354
Amortization of intangible assets	5,916	7,478

Operating income	72,863	48,363
Net interest expense	519	2,676
Other expense (income), net	300	(62)

Income before income taxes	72,044	45,749
Income tax expense	23,931	14,881

Net income	$48,113	$30,868

Diluted earnings per share	$0.77	$0.61
Revenue
Revenue increased $426.2 million to $1.4 billion for the nine months ended September 30, 2010, from $995.3 million in the same period of 2009, primarily due to new customer starts as of January 1, 2010. Revenues have also increased as compared to the same period in 2009 due to an increase in new PBM services sold to several existing HCIT customers during 2010 and the end of 2009. Overall, these changes are a result of synergies between the HCIT and PBM segments which have allowed the Company to focus on offering a broader array of products and services to the Company’s customers.
Cost of Revenue
Cost of revenue increased $403.4 million to $1.3 billion for the nine months ended September 30, 2010, primarily due to increased PBM transaction volumes in 2010 driven by the increased customer base. Cost of revenue in the PBM segment substantially relates to the actual cost of the prescription drugs sold, plus any applicable shipping costs. Cost of revenue has increased in line with the increase in PBM revenues, which are driven by the cost of prescription drugs sold.
Gross Profit
Gross profit increased $22.8 million to $156.8 million for the nine months ended September 30, 2010, mostly due to increased margins earned from incremental PBM revenues as compared to the same period in 2009. Gross margin as a percentage of revenue has decreased from 13.5% of revenue to 11.0% of revenue for the nine months ended September 30, 2010 and 2009, respectively, as a result of the PBM business producing a greater percentage of the Company’s total gross profit. PBM revenues carry a lower margin percentage as compared to HCIT revenues. As PBM revenues grow as a percentage of the Company’s total revenues and gross profit, gross margin as a percentage of revenue may decrease.
Product Development Costs
Product development costs for the nine months ended September 30, 2010 were $9.2 million compared to $9.0 million for the nine months ended September 30, 2009. Product development continues to be a key focus of the Company as it continues to pursue enhancements of existing products, as well as the development of new offerings, to support its market expansion.
SG&A Costs
SG&A costs for the nine months ended September 30, 2010 were $64.4 million compared to $64.9 million for the nine months ended September 30, 2009. SG&A costs consist primarily of employee costs in addition to professional services costs, facilities and costs not related to cost of revenue. SG&A costs also include stock-based compensation cost of $3.7 million and $1.9 million for the nine months ended September 30, 2010 and 2009, respectively. Although stock-based compensation costs have increased during the nine months ended September 30, 2010 as compared to the same period in 2009, the Company’s focus on controlling its costs throughout 2009 and into 2010 enabled it to contain SG&A costs during the current period as compared to the same period in 2009. The increase in stock-based compensation during the nine months ended September 30, 2010 as compared to the same period in 2009 is due to additional awards granted to the Company’s employees, and an increase in the value of those awards. The increase in the stock-based compensation valuations was driven by the increase in the market value of the Company’s common shares as compared to the value at, and prior to, September 30, 2009.
Depreciation
Depreciation expense relates to property and equipment used in all areas of the Company except for those depreciable assets directly related to the generation of revenue, which is included in the cost of revenue in the consolidated statements of operations. Depreciation expense was $4.5 million and $4.4 million for the nine-month periods ended September 30, 2010 and 2009, respectively. The expense remained consistent as a result of new asset purchases in 2010 and 2009 to expand the Company’s data centers and information technology network capacity, which were offset by assets that reached full depreciation at the end of 2009 and the beginning of 2010.
Amortization
Amortization expense for the nine months ended September 30, 2010 and 2009 was $5.9 million and $7.5 million, respectively. The largest component of amortization expense is driven by amortization of intangible assets acquired in the NMHC acquisition. For the nine months ended September 30, 2010 and 2009, amortization of intangible assets acquired in the NMHC acquisition totaled $4.5 million and $5.9 million, respectively. Amortization expense has decreased due to the amortization methodology for the intangible assets attained from the NMHC acquisition. These intangible assets are amortized in line with their estimated future economic benefits, which for certain assets is greater at the beginning of their life versus the end. Accordingly, over time amortization will decrease. Amortization expense on all the Company’s intangible assets is expected to be approximately $1.9 million for the remainder of 2010. Refer to Note 6-Goodwill and Other Intangible Assets in the notes to the unaudited consolidated financial statements for more information on amortization expected in future years.

Interest Income and Expense
Interest income remained flat for the nine months ended September 30, 2010 as compared to the same period in 2009, due primarily to lower interest rates being off-set by higher cash balances. Interest expense decreased to $1.0 million for the nine months ended September 30, 2010 from $3.2 million in the same period in 2009, primarily due to the Company extinguishing its long-term debt in December 2009.
Income Taxes
The Company recognized income tax expense of $23.9 million for the nine months ended September 30, 2010, representing an effective tax rate of 33.2%, compared to a $14.9 million income tax expense, representing an effective tax rate of 32.5%, for the same period in 2009. The effective tax rate increased during the nine months ended September 30, 2010 compared to the same period in 2009, primarily due to the difference in the proportion of overall income among jurisdictions.
Segment Analysis
A reconciliation of the Company’s business segments to the consolidated financial statements for the nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	PBM		HCIT		Consolidated
	2010	2009	2010	2009	2010	2009
Revenue	$1,341,839	$919,158	$79,677	$76,160	$1,421,516	$995,318
Cost of revenue	1,225,620	819,608	39,064	41,634	1,264,684	861,242

Gross profit	$116,219	$99,550	$40,613	$34,526	$156,832	$134,076
Gross profit %	8.7%	10.8%	51.0%	45.3%	11.0%	13.5%
PBM
Revenue was $1.3 billion for the nine months ended September 30, 2010, an increase of $422.7 million from $919.2 million in the same period in 2009. The increase in revenue is primarily due to new customer starts as of January 1, 2010, as well as other customers added during 2009. Revenues have also increased as compared to the same period in 2009 due to an increase in PBM services sold to several HCIT customers during 2010 and the end of 2009. As our contracts with these existing customers are renewed or renegotiated to provide for additional PBM services, revenue derived from these customers’ contracts is moved from the HCIT segment to the PBM segment.
For the nine months ended September 30, 2010 and 2009, there were $14.5 million and $9.1 million of co-payments, respectively, included in revenue related to prescriptions filled at the Company’s Mail and Specialty Service pharmacies. Co-payments retained by retail pharmacies on prescriptions filled for participants are not included in revenue for the respective periods. Under customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants and as such, the Company does not assume liability for participant co-payments in retail pharmacy transactions. Therefore, the Company does not include participant co-payments to retail pharmacies in revenue or cost of revenue.
Cost of revenue was $1.2 billion for the nine months ended September 30, 2010 compared to $819.6 million for the same period in 2009. Cost of revenue has increased in line with the increase in PBM revenues, and is predominantly comprised of the cost of prescription drugs. As a percentage of revenue, cost of revenue was 91.3% and 89.2% for the nine months ended September 30, 2010 and 2009, respectively. The increase in the cost of revenue as a percentage of revenue was due to lower margins earned on new customer additions in 2010 and the end of 2009. Generally, new customer additions come in at lower margins due to costs incurred to bring in the new business. This was partially offset by the increased use of lower cost generic drugs. Generic drug usage continues to be a focus of the industry, and the Company, to help drive down health care costs. The Company will continue to seek opportunities for increased generic prescription drug usage to help reduce overall prescription drug costs to its customers and the Company.
Gross profit was $116.2 million for the nine months ended September 30, 2010 compared to $99.6 million for the same period in 2009. Gross profit increased due to growth in the customer base in 2010 compared to the same period in 2009. Gross profit margin percentage was 8.7% and 10.8% for the nine months ended September 30, 2010 and 2009, respectively. Gross profit margin percentage has decreased in the nine months ended September 30, 2010 as compared to the same period in 2009 due to newer business being added at lower margins. As noted above, new customer additions come in at lower margins due to costs incurred to bring on new business.
HCIT
HCIT revenue consists of transaction processing, professional services, system sales and maintenance contracts on system sales. Total HCIT revenue increased $3.5 million for the nine months ended September 30, 2010 as compared to the same period in 2009, primarily due to meeting certain contractual performance conditions and an increase in system sales revenue driven by revenue recognized for the completion of a license project that was accepted by the client during the current period. These increases were partially offset by decreases in professional services revenues. HCIT revenue was also impacted by increases in transaction processing revenues from current HCIT customers offset by reductions from contracts with HCIT customers which converted to the PBM segment in 2010 and the end of 2009. As discussed previously, the revenues earned from the contracts with these customers have moved to the PBM segment due to the type of additional services provided.
Cost of revenue was $39.1 million and $41.6 million for the nine months ended September 30, 2010 and 2009, respectively. Cost of revenue includes the direct support costs for the HCIT business, as well as depreciation expense of $1.8 million for the nine months ended September 30, 2010 and $1.6 million for the same period in 2009. Cost of revenue decreased during 2010 versus 2009 mainly due to the conversion of some HCIT customers’ revenue contracts into the PBM segment, which moved the associated costs to support these customers to the PBM segment, as well as a continued focus by the Company to contain costs. Refer to the PBM revenue discussion for further analysis on the customer contracts which have moved from HCIT to PBM.

Gross profit margin percentage was 51.0% for the nine months ended September 30, 2010 compared to 45.3% for the nine months ended September 30, 2009, and overall gross profit margin increased $6.1 million to $40.6 million for the nine months ended September 30, 2010 as compared to $34.5 million for the same period in 2009. Gross profit margin and gross profit margin percentage increased for the nine months ended September 30, 2010, compared to the same period in 2009, due to the increase in transaction processing revenues that are able to leverage a fixed cost base, as well as due to additional revenues earned for meeting certain contractual performance conditions discussed earlier. These increases were offset by decreases in revenue earned from professional services and system sales.
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
At September 30, 2010 and December 31, 2009, the Company had cash and cash equivalents totalling $379.1 million and $304.4 million, respectively. The Company believes that its cash on hand, together with cash generated from operating activities will be sufficient to support planned operations for the foreseeable future. At September 30, 2010, cash and cash equivalents consist of cash on hand, deposits in banks, and bank term deposits with original maturities of 90 days or less. During the first quarter of 2010, the Company repositioned its funds previously placed in money market funds and moved the funds into cash on deposit accounts. The Company assessed that it would earn a greater return from cash on deposit accounts due to the historically low rates currently paid on the U.S. money market funds. Further, the Company reduced expenses by moving the funds to cash on deposit accounts as the fees charged for those accounts are lower than the U.S. money market fund accounts.
As of September 30, 2010, all of the Company’s cash and cash equivalents were exposed to market risks, primarily changes in U.S. interest rates. Declines in interest rates over time would reduce interest income related to these balances.
Consolidated Balance Sheets
Selected balance sheet highlights at September 30, 2010 are as follows:
•
Cash and cash-equivalents totaled $379.1 million, up $74.7 million from $304.4 million at December 31, 2009. The increase was primarily driven by profitable operations of the Company. The Company’s cash is primarily held in deposit accounts with major financial institutions with high credit ratings.

•
Accounts receivable are made up of trade accounts receivable from both the PBM and HCIT segment customers. Accounts receivable increased $13.2 million to $110.5 million at September 30, 2010 from $97.3 million at December 31, 2009, driven by increases in revenue during the nine-month period ended September 30, 2010. The accounts receivable balance is impacted by changes in revenues, as well as timing of collections, and is continually monitored by the Company to ensure timely collections and to assess the need for any changes to the allowance for doubtful accounts.

•
Rebates receivable of $38.1 million relate to billed and unbilled PBM receivables from pharmaceutical manufacturers and third party administrators in connection with the administration of the rebate program where the Company is the principal contracting party. The receivable and related payables are based on estimates, which are subject to final settlement. Rebates receivable increased $20.5 million from $17.6 million at December 31, 2009, due primarily to increased rebate volumes driven by increased prescription drug sales transactions, as well as an increase in the amount paid per rebate transaction due to renegotiated contract terms with pharmaceutical manufacturers and third party administrators.

•
The Company’s inventory balance of $7.9 million consists predominantly of prescription drugs and medical supplies at its Mail Service and Specialty Service pharmacies. Changes in the inventory balance from period to period are caused by some seasonality in certain products, taking advantage of buying opportunities and changing inventory levels to properly support new customers.

•
Pharmacy benefit management rebates payable represents amounts owed to customers for rebates from pharmaceutical manufacturers and third party administrators where the Company administers the rebate program on the customer’s behalf, and the Company is the principal contracting party. The payables are based on estimates, which are subject to final settlement. Pharmacy benefit management rebates payable increased $17.2 million to $63.8 million from $46.6 million at December 31, 2009 due to increased rebate volumes driven by increased prescription drug sales transactions. The rebate amounts payable are also higher due to an increase in the amount of rebates received per rebate transaction as a result of renegotiated contract terms with pharmaceutical manufacturers and third party administrators. As the amount of rebates receivable increases, the amounts due to customers will also increase.

•
Pharmacy benefit claim payments payable of $80.8 million predominantly relates to amounts owed to retail pharmacies for prescription drug costs and dispensing fees in connection with prescriptions dispensed by the retail pharmacies to the Company’s customers when the Company is the principal contracting party with the pharmacy. Pharmacy benefit claim payments payable increased $19.2 million to $80.8 million from $61.7 million at December 31, 2009 due to increased prescription drug sales transactions, as well as the timing of payments to the retail pharmacies.

•
Deferred revenue increased $2.3 million to $9.6 million from $7.3 million as of December 31, 2009, due to an increase of payments received in advance of services provided. Deferred revenues mostly relate to payments secured in advance for professional services, ASP processing, or annual software maintenance. Deferred revenues are released to income once professional services have been performed or as ASP and maintenance services are provided.

•
Accrued liabilities decreased $8.1 million to $22.7 million at September 30, 2010 from $30.8 million at December 31, 2009 due primarily to the timing of payments made to customers in relation to contract performance guarantees and payments made related to assumed liabilities from the NMHC acquisition.

•
Salaries and wages payable decreased $0.6 million to $11.7 million at September 30, 2010 as compared to $12.3 million at December 31, 2009 due to timing of payroll payments relative to the period end. Salaries and wages payable will fluctuate based on the timing of the period end relative to the Company’s payment period. Payment periods that fall closer to the end of a period will cause the salaries and wages payable account to decrease; whereas, when the payment period falls further from the period end, the balance will be higher.

Cash flows from operating activities
For the nine months ended September 30, 2010, the Company generated $62.9 million of cash through its operations, an increase of $13.3 million as compared to the same period in 2009. Cash provided by operating activities has increased mainly due to increased net income plus the impact of non-cash expenses related to stock-based compensation, depreciation, and amortization. Cash from operations consisted of net income of $48.1 million adjusted for $12.2 million in depreciation and amortization, $4.5 million in stock-based compensation expense, an increase in deferred revenue of $2.2 million, an increase in rebates payable of $17.2 million, an increase in pharmacy claims payable of $19.2 million, and a $7.7 million increase in income taxes recoverable. These were partially offset by an increase in rebates receivable of $20.5 million, an increase of accounts receivable in $13.2 million, a reduction in accrued liabilities of $9.4 million, and a decrease due to the $6.1 million tax benefit from option exercises.
Changes in the Company’s cash from operations result primarily from increased gross profits and the timing of payments on accounts receivable, rebates receivable, and the payment or processing of its various accounts payable and accrued liabilities. The Company continually monitors its balance of trade accounts receivable and devotes ample resources to collection efforts on those balances. Rebates receivable and the related payable are primarily estimates based on claims submitted. Rebates are typically paid to customers on a quarterly basis upon receipt of the billed funds from the third-party rebate administrators and pharmaceutical manufacturers. The timing of the rebate payments to customers and collections of rebates from third-party rebate administrators and pharmaceutical manufacturers causes fluctuations on the balance sheet, as well as in the Company’s cash from operating activities.
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
Cash flows from investing activities
For the nine months ended September 30, 2010, the Company generated $0.6 million of cash from investing activities, which consisted primarily of $6.8 million from the sale of short-term investments, offset by $2.2 million in purchases of short-term investments. The Company sold all the short-term investments it held during the first quarter of 2010 and moved those funds into cash on deposit accounts. The Company also used $4.0 million for purchases of property and equipment to support the increase in business.
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
Cash flows from financing activities
For the nine months ended September 30, 2010, the Company generated $11.1 million of cash from financing activities, which mainly consisted of proceeds from the exercise of stock options of $5.0 million and a $6.1 million tax benefit from stock-based compensation plans.
Cash flows from financing activities generally fluctuate based on the timing of option exercises by the Company’s employees, which are affected by market prices, vesting dates and expiration dates.
For the nine months ended September 30, 2009, the Company generated $211.0 million of cash from financing activities, which mainly consisted of $204.1 million in net proceeds from the public offering in September 2009 of 10,350,000 of the Company’s common shares. In addition to the cash generated from the public offering, other items adding to cash inflows from financing activities included proceeds from the exercise of stock options of $5.9 million and a $3.4 million tax benefit on the exercise of stock options. These were partially offset by repayments of long-term debt of $2.5 million.

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
Contractual Obligations
For the nine months ended September 30, 2010, there have been no significant changes to the Company’s contractual obligations as disclosed in its 2009 Annual Report on Form 10-K.
Outstanding Securities
As of October 31, 2010, the Company had 60,853,906 common shares outstanding, 2,515,326 options outstanding and 595,452 restricted stock units outstanding. The options are exercisable on a one-for-one basis into common shares. The outstanding restricted stock units are subject to time-based and performance-based vesting restrictions. The number of outstanding restricted stock units as of October 31, 2010 assumes the associated performance targets will be met for the performance-based restricted stock units. Upon vesting, the restricted stock units convert into common shares on a one-for-one basis.
Critical Accounting Estimates
See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in the 2009 Annual Report on Form 10-K for a discussion of the Company’s critical accounting estimates.
Recent Accounting Standards
See Note 3 — Recent Accounting Pronouncements in the notes to the unaudited consolidated financial statements for information on recent accounting pronouncements. The Company is currently assessing the impact on its financial condition and future operating results of recently issued accounting guidance, and does not currently expect the recently issued guidance to have a significant impact on the Company’s financial condition or future results of operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk in the normal course of its business operations, primarily the risk of loss arising from adverse changes in interest rates. See Note 12 — Derivative Instruments and Fair Value for a discussion of the Company’s interest rate risks. The Company generates some revenue in Canadian dollars, and is therefore also subject to foreign exchange rate risk when those results are translated into U.S. dollars for financial reporting purposes.
There has been no material change in the Company’s exposure to market risk during the three months ended September 30, 2010.
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
ITEM 1A. Risk Factors
In the third quarter of 2010, there have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2009 Annual Report on Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Reserved
None.

ITEM 5. Other Information
Executive Stock Trading Plans
As part of an effort to diversify their personal holdings, certain executive officers of the Company, including Mark A. Thierer, Chief Executive Officer, and Jeffrey Park, Chief Financial Officer, adopted written stock trading plans (the “Trading Plans”) in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (“Rule 10b5-1”), as well as the Company’s insider trading policies. Trading under the previously entered Trading Plans will begin at pre-determined dates set forth in the Trading Plans and end twelve months after the adoption date. Rule 10b5-1 trading plans are intended to permit the orderly disposition of a portion of their respective holdings of common stock of the Company, including stock that they have the right to acquire under outstanding stock options granted by the Company, as a part of their personal long term financial plans for asset diversification, liquidity and estate planning. Many of the Company’s stock options expire five years from the vesting date; as a result, it is necessary for Company insiders to prepare orderly disposition strategies. The number of shares of the Company expected to be sold under the Trading Plans represents approximately 1.0% of the Company’s outstanding common stock. Transactions made under the Rule 10b5-1 trading plans will be reported to the Securities and Exchange Commission in accordance with applicable securities laws, rules and regulations. A Rule 10b5-1 plan must be entered into in good faith at a time when the insider is not aware of material, non-public information. Subsequent receipt by the insider of material, non-public information will not prevent prearranged transactions under the Rule 10b5-1 plan from being executed.
Employment Termination
On November 1, 2010, the employment of Mike Bennof, Executive Vice President of HCIT, with the Company terminated effective immediately.
ITEM 6. Exhibits

Exhibit
Number		Description of Document	Reference

10.1	†	Second Amendment to the Employment Agreement, effective as of September 1, 2010, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Mark Thierer.	Filed herewith

10.2	†	Second Amendment to the Employment Agreement, effective as of September 1, 2010, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Jeffrey G. Park	Filed herewith

31.1		Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2		Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1		Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2		Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

†	Indicates management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SXC Health Solutions Corp.
November 4, 2010	By:	/s/ Jeff Park
Jeffrey Park
Chief Financial Officer (on behalf of the registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Document	Reference

10.1	†	Second Amendment to the Employment Agreement, effective as of September 1, 2010, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Mark Thierer.	Filed herewith

10.2	†	Second Amendment to the Employment Agreement, effective as of September 1, 2010, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Jeffrey G. Park	Filed herewith

31.1		Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2		Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1		Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2		Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

†	Indicates management contract or compensatory plan.