Form 10-K
period 2010-12-31
SXC Health Solutions Corp.
filed 2011-02-25
CIK 1363851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
 Securities registered pursuant to 12(b) of the Act:  Common Stock, no par value
Securities registered pursuant to 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No   ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010 was $2,227,308,395 based on the closing price of $36.63 as reported on the NASDAQ Global Market. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates.
As of January 31, 2011, there were 61,795,318 shares outstanding of the Registrant’s no par value common stock.
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

PART I
THE COMPANY

ITEM 1.    BUSINESS
 The following description of the business should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2010. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. References in this Annual Report on Form 10-K to “we,” “our,” “us,” "SXC" or the “Company,” refer to SXC Health Solutions Corp. and its directly and indirectly owned subsidiaries as a combined entity.
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
The Company conducts business in both the United States and Canada. For the years ended December 31, 2010, 2009 and 2008, the Company recognized revenue of $1.94 billion, $1.44 billion, and $859.0 million, respectively, from the United States, and $4.1 million, $2.8 million and $3.9 million, respectively, from Canada.
Effective April 30, 2008, the Company completed its acquisition of National Medical Health Card Systems, Inc. (“NMHC”). The acquisition was funded with a combination of cash and Company common shares, resulting in a purchase price of approximately $143.8 million. Effective with the acquisition of NMHC, the Company operates in two reportable operating segments, PBM and HCIT, which provide both recurring and non-recurring revenues from the PBM industry.
On September 23, 2009, the Company issued 10,350,000 shares of its common stock in an underwritten public offering at a price of $20.75 per share. The net proceeds to the Company from the offering were $203.1 million.
On September 17, 2010, the Company executed a two-for-one stock split effected by a stock dividend on the issued and outstanding common shares of the Company. All share and per share data presented in this Annual Report have been adjusted to reflect this stock split.
The Company completed its acquisition of MedfusionRx, LLC (“MedfusionRx"), a leading independent specialty pharmacy provider, on December 28, 2010. The purchase price for MedfusionRx was $101.7 million in cash, subject to a customary working capital adjustment, with an additional $5.5 million potential earn-out payment subject to the achievement of certain performance targets in the 2012 fiscal year. The acquisition will help expand the Company's specialty pharmacy business and enhance its capabilities in this rapidly growing segment of the PBM industry.
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
Products, Solutions and Services
The Company’s solutions address the challenges faced by the two primary participants in the pharmaceutical supply chain: payors and providers. The Company provides comprehensive PBM systems and services, pharmacy practice management systems and related prescription fulfillment services. The Company believes it is unique in that it can deploy its solutions as:

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
The Company’s informedRx offering is a broad suite of customizable PBM services that provide a flexible and cost-effective alternative to traditional PBM offerings typically employed by health plans, government agencies and employers. The Company provides a broad range of pharmacy spend management solutions and information technology capabilities. Its product offerings and solutions combine a wide range of PBM services designed for managed care organizations, self-insured employer groups, unions, third party health care plan administrators, and state and federal government entities. The Company’s customers have gained increased control of their pharmacy benefit dollars and maximized cost control and quality of care through a full range of pharmacy spend management services, including:
Formulary Administration — Provide support for customers’ existing formularies and preferred drug lists or collaborate to create best-in-class models supported by formulary predictive modeling and impact analysis. Pharmacist, physician and member-focused intervention protocols provide quality controls to drive generics, preferred drug products and appropriate use. Formularies are administered based on specific plan designs, or by enabling customers with the tools to maintain their own custom formularies online.
Benefit Plan Design and Management — Accommodate any plan design option required and support an unlimited number of benefit design variations. The Company specializes in applying data-driven insights to help customers understand the medical risk drivers within their population and take a strategic approach to plan design. The Company provides benefit design configuration and support to customers, in accordance with mutually developed processes. Benefit designs can be modified online, in real time, by the Company or by the customer’s staff.
Pharmacy Network Management — A wide range of retail network options, including supporting existing networks or assisting customers in developing proprietary networks that meet specific geographic access requirements, desired price discounts, or other service requirements. A proprietary national retail network, which consists of pharmacies in all 50 states and in Puerto Rico, Guam and the Virgin Islands, provides excellent access to the Company’s customers.
Drug Utilization Review (“DUR”) — Pre-dispensing DUR edit checks are performed on an online, real-time basis between mail and retail pharmacies to encourage appropriate drug utilization, enhance member outcomes, and reduce drug costs. All prescriptions are checked for member eligibility and plan design features and are then compared against previous histories of prescriptions filled by the same pharmacy, by other participating retail network pharmacies and by the mail service pharmacy.
Clinical Services and Consulting — Consultative and technical expertise to augment, develop, deploy, and support any additional clinical programs. Customers also have the option of using the Company’s clinical programs, which incorporate complete prescription drug information to reduce the growth rate of prescription drug costs and increase the quality of care and member safety. The Company offers comprehensive clinical management strategies which help reduce undesirable events, increase medication compliance, decrease medication waste, and promote plan member well-being.
Reporting and Information Analysis Solutions — Providing two main levels of reporting: A comprehensive reporting package (which includes a large menu of unique reports), and an online analytical decision support tool, RxTRACK®, designed to meet and exceed the Company’s customers’ expectations and provide flexibility for customized reporting. The Company uses customer plan data and industry benchmark data to drive proactive discussions regarding opportunities to increase savings.
Mail Service — informedMAIL gives members flexibility, privacy, and easy access to their maintenance medications while offering significant plan savings to the customer. To provide a higher standard of service and to assert greater control over outcomes for clients, informedMAIL offers a full-service, state of the art mail service pharmacy that provides high quality service, member support and convenient, easy-to-use mail service delivery throughout the U.S. Projected savings for mail service are dependent on plan design features, including co-payments and incentives, and utilization patterns.
Specialty Service— The Company offers customers the ability to control spending on specialty medications and ensure patients receive support for complex medications, in one of the fastest growing segments of pharmaceutical spending, with Ascend SpecialtyRx and MedfusionRx.
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
Web Services - A suite of Web Services that enables customers to interact with the claims processing system using a standardized protocol in a secure environment. This method of access provides the Company's clients with the freedom to build products, tools, and reports that utilize data throughout their enterprises. Once the raw data is in house, it can be used by the customer as appropriate, thus providing far greater flexibility and return on investment.
A member website, RxPORTALTM, invites members to learn more about their prescription benefit programs, medication histories, drug information and related industry news. This site also features a real-time trial adjudication program that gives members the information they need to make informed, cost-effective choices regarding their prescription therapy. This site can be customized with a customer's logo and name, links to the organization's Internet home site, and up-to-date news bulletins about the organization.
RxPROVIDER PORTALTM is a web based interface that allows pharmacists and physicians to obtain information from RxCLAIM® on a member's plan to assist in providing more cost effective prescription medications. The portal gives providers the ability to view claim details, remittance advice and eligibility, and perform prior authorizations online.
Healthcare IT
The Company's HCIT offerings deliver applications on a license, ASP, or fee-for-service basis to customers who administer and manage pharmacy benefits. SXC has achieved a broad industry footprint by deploying technology to help healthcare companies manage the rising prescription drug costs and enhance the level of care they provide.
HCIT products and services serve a diversified group of payor customers that include health plans, federal, state and provincial government programs, pharmacy benefit managers, workers' compensation programs, and long-term and/or chronic care facility operators. In addition, SXC's robust and flexible technology serves as the engine for informedRx, the Company's full service PBM.
Technology Products and Services
RxCLAIM® is an on-line transaction processing system designed to provide instant on-line adjudication of third-party prescription drug claims at the point of service, including trouble-free claims management and cost-effective review, as well as payment and billing support and real-time functionality for updating benefit, price, member, provider and drug details. RxCLAIM® is designed to provide the Company’s customers with automation efficiencies, flexibility and control by facilitating the real-time processing of pharmacy claims and payments against eligibility, plan benefits, formularies, price, drug utilization review, prior authorization, and rebates in addition to many other features.
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

•
IntegrailRx features the ability to measure and predict both pharmacy and total risk using pharmacy claims. This gives customers the insights they need to improve member outcomes, better manage trend and structure benefits based on a forward-looking view of their medical risk.

•
RxBUILDER is a web-based interface for formulary creation and maintenance utilizing a Medi-Span® based product file. This rules-based approach minimizes the work of list building and maintenance operations and captures efficiencies in sharing formulary information between lines of business.

•
RxPORTALTM allows customers to interact with the patient's formulary and drug history in a secure environment allowing patients and health plans to access industry leading tools and up to date information.

•
RxAUTHTM is a prior authorization (“PA”) management solution which offers flexibility and efficiency in automating the PA process from end-to-end. Built upon the powerful prior authorization capabilities housed in RxCLAIM® , RxAUTHTM supports the entire PA lifecycle, from receipt of the request, through rules adjudication, to execution of the resulting decision. RxAUTHTM is also available in a web based application.

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
Medicare Part D
Since the inception of the Medicare Part D program, the Company has offered a comprehensive array of services to the Medicare marketplace, all compliant with Centers for Medicare and Medicaid Services (“CMS”) regulations and configured to meet the challenges of a rapidly changing pharmaceutical landscape.
As a full-service PBM and a National Prescription Drug Plan, the Company supports a wide variety of Medicare Part D Plan Sponsors.  The Company provides prescription benefit management support for Medicare Advantage Prescription Drug plans ("MAPDs") and prescription drug plans ("PDPs"), including implementation of specific Medicare Part D plan designs, creation and maintenance of Medicare Part D formularies (including CMS submission), CMS reporting requirements and consultative, proactive account management.
The Industry
The Company believes the key market factors that influence spending on information technology solutions and services by participants in the pharmaceutical supply chain are the amount spent on prescription drugs and the associated volume of prescription drugs dispensed and insurance claims processed each year. According to IMS Health (“IMS”), approximately 3.9 billion pharmacy prescriptions were written and filled in the United States during 2009 — representing a retail value in excess of $300 billion. Based on the factors described below, the Company expects drug utilization rates to continue to rise in the future. The Company estimates that the current market opportunity for its information technology and services in its industry is significant, and is growing at a rate in excess of the drug utilization rate alone due to the following factors:
Aging population.  According to the U.S. Census Bureau, the U.S. population is expected to age rapidly through 2030, when 19.5% of the population will be over the age of 65, compared to 12.0% in 2000. Older Americans require more medications than their younger counterparts — often 20 to 40 prescriptions annually, according to CMS. According to the Kaiser Family Foundation ("Kaiser"), the number of prescriptions purchased in the U.S. increased 39% from 1999 to 2009, while the population only grew 9%. The increase in prescriptions due to an aging population is expected to drive demand for senior-focused clinical programs and benefit plans, as well as information technology decision support tools to facilitate on-line analytical assessment of specific population trends, which will address the PBM needs of an aging population.
Rising drug prices.  According to IMS, the U.S. pharmaceutical market in 2011 is expected to grow 3% to 5%, and continue to grow at a 3% to 6% annual compound rate. Retail prescription prices have increased on average 3.6% annually between 2000 and 2009, according to Kaiser, a rate which is higher than the average inflation rate during that same period of 2.5%. Industry solutions to counter rising drug prices include tools to identify clinically appropriate cost-savings opportunities, supporting clinical programs that help promote generic and clinically equivalent, lower-cost preferred drug products, utilization management programs, such as prior authorization ("PA") and step-therapy, to help ensure that patients who can benefit from therapies are identified and that cost-effective treatment is encouraged, and tools to identify clinically appropriate, cost-saving opportunities.
Health information technology stimulus.  During 2009, the U.S. government introduced an approximately $20 billion stimulus package to spur the usage of electronic health records in the U.S. The package provides incentive payments to providers or hospitals to become meaningful users of electronic health records. The goal is to create a national infrastructure of health information technology to help improve health care quality, reduce health care costs, and add security to patient health records. The Company believes this program will fundamentally change the methods and manner in which health information records are shared, stored, and utilized.
Health care reform.  The health care reform statute enacted in 2010 could provide drug coverage for an estimated 30 million people in the form of expanded Medicaid coverage. The Company is active in this market and believes that expansion will create growth opportunities. In addition, the reform bill provides a pathway for follow-on biologic development, giving more cost effective generic options to clients and opportunity for margin expansion for the Company.
Medicare Part D.  Medicare Part D is a program that subsidizes the costs of prescription drugs for Medicare beneficiaries. This program is heavily regulated with rules that can and do change on a regular basis. Ongoing regulatory changes by CMS will continue to fuel the future demands of this program. Medicare Part D has impacted the demand for pharmacy benefit management as well as information technology, as the Company's customers are required to update their systems, and the Company believes they will continue to require support to maintain these systems.
Growth in Specialty Drug Class.  During 2009, specialty drug spend continued to grow at a double digit pace, increasing 14.7% from 2008 according to Medco Health Solutions, Inc. There is a move to shift coverage of these drugs from the medical benefit to the pharmacy benefit. The Company believes this movement presents opportunities for its specialty pharmacy program.
Generic Pipeline.  According to IMS, products representing approximately $17 billion in annual sales in the U.S. are expected to come off patent and face the prospect of generic competition in 2011. Also according to IMS, over the next five years, more than $140 billion in brand drugs globally will come off patent, fueling growth in the availability of generic equivalents. The Company believes that this presents an opportunity for client cost savings and Company margin expansion.
Competition
The Company competes with numerous companies that provide the same or similar services. Its competitors range from large publicly traded companies to several small and privately owned companies which compete for a significant part of the market. The principal competitive factors are quality of service, scope of available services, and price. The ability to be competitive is influenced by the Company's ability to negotiate prices with pharmacies, drug manufacturers, and third party rebate administrators. Market share for PBM services in the United States is highly concentrated, with a few national firms, such as Medco Health Solutions, Inc., Express Scripts, Inc. and CVS Caremark Corporation, controlling a significant share of prescription volume. Some of the Company's competitors have been in existence for longer periods of time and are better established. Some of them also have broader public recognition, substantially greater financial and marketing resources, and more experienced management. In addition, some of the Company's customers and potential customers may find it desirable to perform for themselves those services now being rendered by the Company.
The Company's ability to attract and retain customers is substantially dependent on its capability to provide competitive pricing, efficient and accurate claims management, utilization review services and related reporting, and consulting services.
The payor and pharmaceutical supply chain markets require solutions which address the unique needs of each constituent. The Company's customers require robust and scalable technology solutions, as well as the ability to ensure cost efficiency for themselves and their customers. The Company's product offerings include a wide range of PBM services and software products for managing prescription drug programs and for drug prescribing and dispensing. The Company's payor suite of products includes a wide range of pharmacy benefits management and claims adjudication systems, as well as informedRx, the Company's suite of PBM services. The Company's provider suite of products includes pharmacy practice management systems, point-of-sale applications, and related prescription fulfillment services, which can be integrated with other pharmacy and patient management systems for full enterprise-wide control.
Competitive Strengths
The Company believes that the following competitive strengths are the keys to its success:
Flexible, customized and independent services:  The Company believes a key differentiator between itself and its competitors is not only the Company's ability to provide innovative PBM services, but also to deliver these services on an à la carte basis. The informedRx suite offers the flexibility of broad product choice along the entire PBM continuum, enabling enhanced customer control, solutions tailored to the Company's customers’ specific requirements, and flexible pricing. The market for the Company's products is divided between large customers that have the sophisticated technology infrastructure and staff required to operate a 24-hour data center and other customers that are not able or willing to operate these sophisticated systems.
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
Leading technology and platform:  The Company’s technology is robust, scalable, and web-enabled. The Company’s payor offerings efficiently supported over 460 million transactions in 2010. The platform is able to instantly cross-check multiple processes, such as reviewing claim eligibility, adverse drug reaction and properly calculating member, pharmacy and payor payments. The Company’s technology is built on flexible, database-driven rule sets and broad functionality applicable for most any type of business. The Company believes it has one of the most comprehensive claims processing platforms in the market.
The Company’s technology platform allows it to provide more comprehensive PBM services through its informedRx brand by offering customers a selection of services to choose from to meet their unique needs versus requiring them to accept a one-size-fits-all solution. The Company believes this à la carte offering is a key differentiator from its competitors.
Measurable cost savings for customers:  The Company provides its customers with increased control over prescription drug costs and drug benefit programs. The Company’s pricing model and flexible product offerings are designed to deliver measurable cost savings to the Company’s customers. The Company believes its pricing model is a key differentiator from its competitors for the Company’s customers who want to gain control of their prescription drug costs. For example, the Company’s pharmacy network contracts and manufacturer rebate agreements are made available by the Company to each customer. For customers who select the Company’s pharmacy network and manufacturer rebate services on a fixed fee per transaction basis, there is clarity to the rebates and other fees payable by the pharmaceutical manufacturer or third party rebate administrator to the customer. The Company believes that its pricing model together with the flexibility to select from a broad range of customizable services helps the customers realize measurable results and cost savings.
Business Strategy
The Company seeks to enhance its position as a leading provider of technology-enabled PBM services to the pharmaceutical supply chain in North America. The Company’s primary strategies are:

•
Expand the breadth of the Company’s informedRx services for health plans, self-insured employers and government agencies that sponsor pharmacy benefit plans:  Within the Company’s informedRx suite of products, it has several key initiatives underway which the Company believes will help it to expand its revenue per claim and make the Company more competitive in the broader market. The Company combines its claims processing capabilities with a full suite of PBM services to offer competitively priced pharmacy networks, specialty drug and mail order programs, manufacturer rebate contracts and clinical programs, to enable the Company’s customers to have more control over their drug spending. With the Company’s diversified product portfolio and the market demand for greater transparency in pricing of prescription drugs, the Company believes it is in an attractive market environment for informedRx to prosper.

•
Provide additional informedRx services to the Company’s existing payor customer base:  Based on the success the Company has had to date with informedRx, the Company intends to sell additional services to the Company’s existing customers through its informedRx suite of products which include the Company’s Mail Service and Specialty Service, as well as the Company’s competitive pharmacy network and clinical offerings. The Company may also make capital investments in technology to further improve the quality of its products. By providing a broader range of services, the Company believes that it can increase its customer base and the breadth of products utilized by each customer, thereby increasing the Company’s revenue base.

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

•
Sell HCIT solutions throughout the LTC/institutional pharmacy market:  The long-term care (“LTC”) market often faces the challenge of balancing the conflicting goals of containing healthcare costs, while maintaining and even improving the health of nursing home residents. The dynamics of the nursing home facility/pharmacy/resident relationship, in addition to regulatory restrictions governing the health, safety, and well-being of residents, drive this market’s need for efficient PBM. LTC facilities — including assisted living and skilled nursing facilities — are looking for integrated systems that offer efficient claims processing and adjudication services, cost-saving clinical opportunities, census management and business analysis capabilities.

•
Pursue strategic acquisition opportunities:  The Company actively evaluates opportunities to expand its product offerings and customer base through strategic acquisitions. The Company’s acquisition strategy focuses on identifying acquisitions that expand its core footprint in the PBM market, add new products and services in potential high growth areas and provide additional scale in areas such as specialty pharmacy management, oncology or public sector pharmacy (including state Medicaid). The Company believes that its management team’s proven ability to successfully identify acquisition opportunities that are complementary and synergistic to its business and to integrate them into its existing operations with minimal disruption has played, and will continue to play, an important role in the expansion of its business.

•
Broaden the Company’s services, technology and markets through next generation growth opportunities:  The Company continues to pursue next generation growth opportunities through proprietary development of new technology applications and new PBM services. The Company currently has a number of tools that are available to its HCIT customers to facilitate e-prescribing and other electronic health record keeping. The Company believes that this market will continue to grow and offers an excellent opportunity to complement the Company’s PBM services and further enhance its product offerings. In addition, the Company believes that the recently enacted healthcare reform statute, which contemplates an expansion of coverage and emphasis on technology improvements in healthcare services (such as e-prescribing), offers a number of potential growth opportunities.

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
Legislation and Litigation Affecting Drug Prices.
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
Medicare beneficiaries who elect Part D coverage pay a monthly premium for the covered outpatient drug benefit. Assistance with premiums and cost sharing are provided to eligible low-income beneficiaries. The voluntary outpatient prescription drug benefit requires coverage of essentially the same pharmaceuticals that are approved for the Medicaid program, although selection may be restricted through a formulary. The new outpatient prescription drug benefit is offered on an insured basis by PDPs in 34 regions across the United States and by Medicare Advantage Plans, along with health care coverage, in 26 regions across the United States.
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
Also in 2006, CMS issued guidance to PDPs and Medicare Advantage Plans requiring that such plans report 100% of all price concessions received for PBM services. This CMS guidance suggests that best practices would require PDPs and Medicare Advantage Plans to contractually require the right to audit their PBMs, as well as require 100% transparency as to manufacturer rebates paid for drugs provided under the sponsor’s plan, including the portion of such rebates retained by the PBM as part of the price concession for the PBM’s services. In 2009, CMS codified this guidance in regulations, effective January 1, 2010, that require Part D drug plan sponsors to use the amount paid to a pharmacy as the basis for determining cost sharing for beneficiaries and for reporting a plan’s drug costs to CMS. The Company does not anticipate that such disclosures will have a materially adverse effect on its business, results of operations, financial condition, or cash flows.
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act of 2010 (collectively referred to as “PPACA”) made changes to Medicare Advantage Plans that are likely to result in significant reductions in government payments to the plans and reduced enrollment numbers. Those individuals leaving a Medicare Advantage Plan are expected to transition into the traditional Medicare program, making the net financial effect on the Company's activities uncertain. The PPACA also made changes to the Medicare Part D program that could have an impact on our business. These new provisions include changes in the way drugs are paid for under the coverage gap, creation of protected classes of drugs that have an impact on formularies and allow the government more control over formularies, reductions in the subsidies provided to higher income individuals, and changes in dispensing requirements in long-term care facilities. Some of these changes may have a positive impact and others may have a negative impact on our revenues and business model.
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
The PPACA made two important clarifications that significantly strengthen enforcement of the Anti-Kickback Statute. PPACA clarified that a person may violate the Anti-Kickback Statute regardless of whether that person has the specific intent to violate or even knows about the statute. PPACA also made clear that a claim resulting from an Anti-Kickback Statute violation is a false claim under the Federal False Claims Act. The provision codifies what some federal district courts had already held and significantly heightens the civil penalties that the Company could face for an Anti-Kickback Statute violation.
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
In 2010, the Company directly contracted with the federal government to provide services to beneficiaries of federally funded health programs. Therefore, the Company directly submitted claims to the federal government. In addition, the Company does contract with and provide services to entities or organizations that are federal government contractors, such as Medicare Part D PDPs. There can be no assurance that the government would not potentially view one or more of the Company’s actions in providing services to federal government contractors as causing or assisting in the presentment of a false claim particularly in light of the April 2009 amendment of the law to expand the scope of liability. The PPACA also expanded liability by making clear that a violation of the Anti-Kickback Statute can be a predicate for a false claim under the False Claims Act and by adding a provision that requires the return of overpayments received from Medicare or Medicaid, with the failure to do so constituting a basis for a false claim.
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
State Anti-Remuneration/False Claims Laws.
Several states have laws and/or regulations similar to the federal healthcare Anti-Kickback Statute and Federal False Claims Act described above, while several others are currently considering passing or strengthening false claims laws. Such state laws are not necessarily limited to services or items for which government-funded health care program payments may be made. Such state laws may be broad enough to include improper payments made in connection with services or items that are paid by commercial payors. Sanctions for violating these state anti-remuneration and false claims laws may include injunction, imprisonment, criminal and civil fines and exclusion from participation in the state Medicaid programs. Additionally, under the Deficit Reduction Act of 2005, discussed in greater detail below, states are incentivized to pass broad false claims legislation similar to the Federal False Claims Act and there has been activity in several states during the past several years to do so.
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
The Company believes that it is in substantial compliance with all such laws and requirements where required, and continue to monitor legislative and regulatory developments. In 2009, the Company was awarded full PBM accreditation from URAC. There can be no assurance, however, regarding the future interpretation of these laws and their applicability to the activities of the Company’s PBM business. Future legislation or regulation, or interpretations by regulatory and quasi-regulatory authorities of existing laws and regulations, could materially affect the cost and nature of the Company’s business as currently conducted.
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
State Regulation of Financial Risk Plans.
Fee-for-service prescription drug plans are generally not subject to financial regulation by the states. However, if a PBM offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing the benefit, laws in various states may regulate the plan. Such laws may require that the party at risk establish reserves or otherwise demonstrate financial responsibility. Laws that may apply in such cases include insurance laws, HMO laws or limited prepaid health service plan laws. Currently, the Company does not believe that its PBM business incurs financial risk of the type subject to such regulation. However, if it chooses to become a regional PDP for the Medicare outpatient prescription drug benefit at some time in the future, the Company would need to comply with state laws governing risk-bearing entities in the states where it operates a PDP.
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
Pharmacy Licensure and Regulation.
The Company is subject to state and federal statutes and regulations governing the operation of mail service and specialty pharmacies and the dispensing of controlled substances. The Company’s pharmacies deliver prescription drugs and supplies to individuals in all 50 states. The practice of pharmacy is generally regulated at the state level by state boards of pharmacy. Each of the Company’s pharmacies must be licensed in the state in which it is located. Also, many of the states where the Company delivers pharmaceuticals, including controlled substances, have laws and regulations that require out-of-state mail service pharmacies to register with that state’s board of pharmacy or similar regulatory body. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. Federal controlled substance laws require the Company to register its pharmacies with the United States Drug Enforcement Administration and to comply with security, record keeping, inventory control and labeling standards in order to dispense controlled substances.

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
The Company is itself a covered entity under HIPAA in connection with its operation of a mail service pharmacy and a specialty service pharmacy. In connection with its other PBM activities, the Company is not considered a covered entity. However, the Company’s health plan clients and pharmacy customers are covered entities, and are required to enter into business associate agreements with vendors, such as PBMs, that perform a function or activity for the covered entity that involves the use or disclosure of individually identifiable health information. The business associate agreements mandated by the Privacy Rule create a contractual obligation for the PBM to perform its duties for the covered entity in compliance with the Privacy Rule, and as of February 17, 2010, also create a statutory obligation for the PBM to satisfy certain aspects of the Privacy Rule and the final HIPAA security regulations. Criminal penalties and civil sanctions may be imposed for failing to comply with HIPAA standards, and these penalties and sanctions have significantly increased under the HITECH Act.
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
The PPACA created new health information technology standards that could require changes to the Company's existing software products. For example, the statute requires the establishment of standards and protocols to allow for the interoperability of federal and state health program enrollment systems and provides the government with authority to require those changes as a condition of receiving federal health information technology funds.
While new and future regulatory interpretations could alter the Company’s assessment of its efforts to comply with HIPAA, the HITECH Act, PPACA and implementing regulations and guidance, the Company currently believes that compliance with these legal authorities should not have a material adverse effect on its business operations.
Pursuant to HIPAA, state laws that are more protective of medical information are not pre-empted by HIPAA. Therefore, to the extent states continue to enact more protective legislation, the Company could be required to make significant changes to its business operations.
Independent of any regulatory restrictions, individual health plan sponsor clients could increase limitations on the Company’s use of medical information, which could prevent it from offering certain services.
The Patient Protection and Affordable Care Act of 2010
On March 23, 2010, the President of the United States signed into law the most comprehensive change to America's healthcare system in decades. The PPACA contains a variety of provisions that could have a significant impact on the Company and its customers. The PPACA provides the opportunity for significant expansion of the Company's PBM and health information technology activities. These potential benefits are the result of an expected increase in the number of individuals with health insurance and the potential increase in demand for pharmaceutical products and health information technology services.
However, the PPACA also presents great uncertainty for the Company and potential risks to its operations and financial success. The PPACA contains many provisions intended to reduce the government's healthcare costs through reimbursement reductions, alternative payment methods, and ongoing studies of healthcare reimbursement systems. For example, the PPACA establishes the Independent Payment Advisory Board (“IPAB”), which is designed to make proposals as early as 2014 to reduce the per capita rate of growth in Medicare spending in years when that growth exceeds established targets. Another potential source of reimbursement uncertainty is the newly established Center for Medicare and Medicaid Innovation (“CMMI”), which is designed to test the cost-cutting efficacy of innovative payment service delivery systems through demonstration projects. These types of provisions could have a significant impact on the profitability of the Company and its customers, particularly because of the unpredictability of the proposals that could be generated by the IPAB and the CMMI.
The PPACA also requires PBMs to disclose certain information, including discounts and rebates obtained from pharmaceutical manufacturers, to Part D or MA-PD plan sponsors or qualified health benefits plans available via an exchange. In addition, the PPACA changes the calculation of Medicaid rebates in a way that could increase or decrease pharmaceutical manufacturers' incentive to provide discounts and rebates to PBMs. These changes could have a negative impact on the Company's revenues or business model. Additionally, the PPACA expands existing fraud and abuse provisions and significantly increases the resources available to the federal government to pursue fraud and abuse issues, which could expose the Company to greater scrutiny and possibly significant financial liability. For example, the PPACA extends the treble damages available for violations of the federal False Claims Act to violations relating to the state-based health insurance exchanges created by PPACA. Moreover, new civil monetary penalties ($15,000 daily for failure to grant timely access and $50,000 for knowing violations) are established for false statements or obstructing inspections or audits by the Department of Health and Human Service's Office of Inspector General. The result is that the Company could be forced to expend greater resources on monitoring and compliance programs and legal fees. Similarly, the Company's customers could face greater scrutiny and financial liability, which could indirectly put pressure on the Company's financial relationships with those customers.
Aside from particular provisions of the PPACA, there is significant uncertainty about the implementation of PPACA, likely through hundreds of new regulations, guidance documents, and other policy statements that could result in significant changes to the Company's business model and the healthcare economy as a whole.
Political developments also continue to contribute to the uncertainty surrounding implementation of the PPACA. The November 2010 congressional elections resulted in a US Congress divided between Republican control of the House of Representatives and Democratic control of the Senate. This split may affect the timing, manner, and predictability of the PPACA's regulatory implementation, because the Republican majority in the House has largely supported repealing or defunding the PPACA. Democrats have largely resisted repeal of PPACA and changes to its implementation. The resulting unpredictability of the timing and manner of PPACA's implementation creates significant uncertainty for the Company and its customers about the structure and regulatory environment of the healthcare market and future revenue sources. Additionally, these uncertainties have been enhanced by a series of lawsuits challenging the constitutionality of the PPACA and calling into question key aspects of the statute such as the individual mandate to carry health insurance. Questions about the constitutionality of the statute are unlikely to be resolved in the near term, and many legal scholars believe the question will ultimately be decided by the Supreme Court of the United States. The outcome of this legal question presents potentially significant consequences for the Company and its customers, particularly in terms of future financial projections and the healthcare regulatory environment.

Future Regulation.
The Company is unable to predict accurately what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to its businesses or the health care industry in general, or what effect any such legislation or regulations might have on it. For example, the federal government and several state governments have considered the Patients’ Bill of Rights and other similar legislation aimed primarily at improving quality of care provided to individuals in managed care plans. Some of the initiatives would provide greater access to drugs not included on health plan formularies, giving participants the right to sue their health plan for malpractice, and mandating an appeals or grievance process. There can be no assurance that federal or state governments will not impose additional restrictions, via a Patients’ Bill of Rights or otherwise, or adopt interpretations of existing laws that could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.
EMPLOYEES
As of December 31, 2010, the Company had 1,216 employees, primarily located in Lisle, Illinois, and Scottsdale, Arizona, whose services are devoted full time to SXC and its subsidiaries. The Company has never had a work stoppage. The Company’s personnel are not represented by any collective bargaining unit and are not unionized. The Company considers its relations with its personnel to be good. The Company’s future success will depend, in part, on its ability to continue to attract, retain, and motivate highly qualified technical and managerial personnel, for whom competition is intense.
FINANCIAL INFORMATION ABOUT SEGMENTS
The Company operates in two reportable operating segments, PBM and HCIT, which provide both recurring and non-recurring revenues from the PBM industry. Financial information about the Company’s two segments is described in Note 14 to Item 8, “Financial Statements and Supplementary Data,” to this Annual Report on Form 10-K.
CUSTOMERS
The Company generates a significant portion of its revenue from a small number of customers and for the year ended December 31, 2010, MedMetrics Health Partners, Inc. accounted for 10.5% of total revenue. The loss of, or substantial changes in the services provided to, these significant customers, or the loss of other customers that could be significant in the aggregate, could have a material adverse effect on the Company’s results of operations.

ITEM 1A.    RISK FACTORS
INDUSTRY RISKS
Our future growth is dependent on further market acceptance and increased market penetration of our products.
Our business model depends on our ability to sell our products and services. Achieving increased market acceptance of our products and services will require substantial sales and marketing efforts and the expenditure of significant financial and other resources to create awareness and demand by participants in the pharmaceutical supply chain. Additionally, payors, which may have invested substantial resources in other methods of conducting business and exchanging information, may be reluctant to purchase our products and services.
We cannot be assured that payors will purchase our products and services. If we fail to achieve broad acceptance of our products and services by payors, and other healthcare industry participants, or if we fail to position our services as a preferred method for information management and pharmaceutical healthcare delivery, our business, financial condition, and results of operations will be materially adversely affected.
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
The PBM industry is very competitive. If we do not compete effectively, our business, results of operations, financial condition or cash flows could suffer. The industry is highly consolidated and dominated by a few large companies with significant resources, purchasing power, and other competitive advantages, which we do not have. A limited number of firms, including national PBM companies such as Medco Health Solutions, Inc., Express Scripts, Inc., and CVS Caremark Corporation have significant market share of the prescription volume. Our competitors also include drug retailers, physician practice management companies, and insurance companies/health maintenance organizations. We may also experience competition from other sources in the future. PBM companies compete primarily on the basis of price, service, reporting capabilities and clinical services. In most cases, our competitors are large, profitable, and well-established companies with substantially greater financial and marketing resources than our resources.
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
The healthcare industry is highly regulated and is subject to changing political, economic, and regulatory influences. For example, the Balanced Budget Act of 1997 (Public Law 105-32) contained significant changes to Medicare and Medicaid and had an impact for several years on healthcare providers’ ability to invest in capital intensive systems. In addition, HIPAA and Canadian privacy statutes directly impact the healthcare industry by requiring various security and privacy measures in order to ensure the protection of patient health information. More recently, increased government involvement in healthcare, such as the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (which introduced the Medicare Part D benefit effective January 1, 2006), the Deficit Reduction Act of 2005, the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”), the American Recovery and Reinvestment Act of 2009, the PPACA and other U.S. initiatives at both the federal and state level could lower reimbursement rates and otherwise change the business environment of our customers and the other entities with which we have a business relationship. Further, existing laws and regulations are subject to changing interpretation by courts, regulatory agencies, and agency officials. PBMs have also increasingly become the target of federal and state litigation over practices relating to drug switching, handling of rebates, and fiduciary duties.
These factors affect PBMs directly, as well as impacting the purchasing practices and operation of healthcare organizations. The PPACA contains programs to reform or amend the U.S. healthcare system and to change healthcare financing and reimbursement systems. These reforms are expected to increase the number of individuals who have health insurance coverage and expand the market for pharmaceutical products. However, healthcare industry participants may also respond by reducing their investments or postponing investment decisions, including investments in our product offerings. Moreover, the manner and timing of implementation and portions of the law's constitutionality remain uncertain.The healthcare industry is expected to continue to undergo significant changes for the foreseeable future, and we cannot predict the effect of possible future legislation and regulation on our business, financial condition and results of operations.
BUSINESS RISKS
Demands by our customers for enhanced service levels or possible loss or unfavorable modification of contracts with our customers could negatively affect our profitability.
As our customers face the continued rapid growth in prescription drug costs, they may demand additional services and enhanced service levels to help mitigate the increase in spending. Additionally, increasing downward pressure of federal and state reimbursements for pharmaceuticals and other medical services may cause our customers to demand lower fees. We operate in a very competitive environment, and as a result, may not be able to increase our fees to compensate for these increased services which could negatively affect our profitability.
Due to the term of our contracts with customers, if we are unable to renew those contracts at the same service levels previously provided, or at all, or replace any lost customers, our future business and results of operations would be adversely affected.
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
We are dependent on key customers.
We generate a significant portion of our revenue from a small number of customers. One of our customers accounted for 10.5% of our total revenue for the year ended December 31, 2010. If our existing customers elect not to renew their contracts with us at the expiry of the current terms of those contracts, or reduce the level of service offerings the Company provides, our recurring revenue base will be reduced, which could have a material adverse effect on our results of operations. Furthermore, we sell most of our computer software and services to PBM organizations, Blue Cross/Blue Shield organizations, managed care organizations and retail/mail-order pharmacy chains. If the healthcare benefits industry or our customers in the healthcare benefits industry experience problems, they may curtail spending on our products and services and our business and financial results could be materially adversely affected. For example, we may suffer a loss of customers if there is any significant consolidation among firms in the healthcare benefits industry or other participants in the pharmaceutical supply chain or if demand for pharmaceutical claims processing services should decline.
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
We look to the acquisition of other businesses, such as the acquisitions of NMHC and MedfusionRx, as a way to achieve our strategy of expanding our product offerings and customer base. The successful implementation of this acquisition strategy depends on our ability to identify suitable acquisition candidates, acquire companies on acceptable terms, integrate the acquired company’s operations and technology successfully with our own, and maintain the goodwill of the acquired business. We are unable to predict whether or when we will be able to identify any suitable additional acquisition candidates or, the likelihood that any potential acquisition will be completed. It is also possible that a potential acquisition will be dilutive to existing shareholders. In addition, while we believe we have the experience and know-how to integrate acquisitions, such efforts entail significant risks including, but not limited to:

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
The PPACA and other proposals considered by Congress related to health care, could impact PBMs directly (e.g. requiring disclosure of information about pricing and product switches), or indirectly (e.g. modifying reimbursement rates for pharmaceutical manufacturers participating in government programs). The PPACA and other health care related proposals may increase government involvement in healthcare and regulation of PBM, pharmacy services and managed care plans, or otherwise change the way we do business. Some of these initiatives would, among other things, require that health plan members have greater access to drugs not included on a plan's formulary and give health plan members the right to sue their health plans for malpractice when they have been denied care. Health plan sponsors may react to the PPACA or other health care related proposals and the uncertainty surrounding them by cutting back or delaying the purchase of our PBM services, and manufacturers may react by reducing rebates or reducing supplies of certain products. These proposals could lead to a decreased demand for our services or to reduced rebates from manufacturers. We cannot predict what effect, if any, these proposals may have on our businesses. Other legislative or market-driven changes in the healthcare system that we cannot anticipate could also materially adversely affect our business, financial condition and results of operations.
Prescription volumes may decline, and our net revenues and profitability may be negatively impacted, if the safety risk profiles of drugs increase or if drugs are withdrawn from the market, including as a result of manufacturing issues, or if prescription drugs transition to over-the-counter products.
We dispense significant volumes of brand-name and generic drugs from our mail-order pharmacies and through networks of retail pharmacies. When increased safety risk profiles or manufacturing issues of specific drugs or classes of drugs result in utilization decreases, physicians may cease writing or otherwise reduce the numbers of prescriptions for these drugs. Additionally, negative press regarding drugs with higher safety risk profiles may result in reduced global consumer demand for such drugs. On occasion, products are withdrawn by their manufacturers or transition to over-the-counter products. In cases where there are no acceptable prescription drug equivalents or alternatives for these prescription drugs, our volumes, net revenues, profitability and cash flows may decline.
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
We use third-party licenses for some of the technology used in our solutions, and intend to continue licensing technologies from third parties. These licenses are the type that ordinarily accompany the business that we conduct. However, these licenses might not continue to be available to us on commercially reasonable terms or at all in the future. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Although we are not dependent upon any individual license and believe that substitutes are generally available, our inability to obtain or renew any of these licenses could delay development of our new product offerings or prevent us from selling our existing solutions until equivalent technology can be identified, licensed and integrated, or developed by us, and there is no assurance as to when we would be able to do so, if at all. Lack of access to required licenses from third parties could harm our business, financial condition, and results of operations.
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
In addition, as an approved PDP sponsor, we are a direct contractor to the federal government and subject to the rules, regulations, and enforcement authority of the federal government over its contractors. In addition, under regulations established by CMS governing participation in the Medicare Part D program, our subsidiary, NMHC Group Solutions Insurance, Inc. (“GSI”), a former risk-bearing entity regulated under state insurance laws, must obtain licensure as a domestic insurance company. GSI has been approved to operate as a risk-bearing entity in its domicile state, Delaware, as required by CMS, and has obtained approval from all but two state insurance departments that it is not required to maintain a risk bearing license in such states. We did not continue to provide our PDP to individual Medicare Part D enrollees in 2009 and CMS has acknowledged our intent to provide the PDP Medicare benefits solely to employer groups. In addition, as of January 1, 2008, we only provide non-risk bearing Medicare benefits to employer groups that will reimburse us directly for any prescription drug costs. We do not intend at this time to offer our PDP to employer groups in instances where we could be subject to risk.
We face additional regulatory risks associated with our Specialty Service business which could subject us to additional regulatory scrutiny and liability and which could adversely affect the profitability of the Specialty Service business.
With our acquisition of MedfusionRx and its pharmacies in December 2010, additional state regulations became applicable to us. Various aspects of the Specialty Service business are governed by state laws and regulations not previously applicable to us or which may now be applicable in different ways. Significant sanctions may be imposed for violations of these laws and compliance programs are a significant operational requirement of our business. There are significant uncertainties involving the application of many of these legal requirements to us. Accordingly, we may be required to incur additional administrative and compliance expenses in determining the applicable requirements and in adapting our compliance practices, or modifying our business practices, in order to satisfy changing interpretations and regulatory policies.
Our Mail Service and Specialty Service businesses are dependent on our relationships with a limited number of suppliers and the loss of any of these relationships could significantly impact our ability to sustain and/or improve our financial performance.
We derive a substantial percentage of our Mail Service and Specialty Service revenue and profitability within the PBM segment from our relationships with a limited number of suppliers. Our agreements with these suppliers may be short-term and cancelable by either party without cause with a relatively short time-frame of prior notice. These agreements may limit our ability to provide services for competing drugs during the term of the agreement and allow the supplier to distribute through channels other than us. Further, certain of these agreements allow pricing and other terms of these relationships to be periodically adjusted for changing market conditions or required service levels. A termination or modification to any of these relationships could have a material adverse effect on our business, financial condition and results of operations. An additional risk related to supply is that many products distributed by our Specialty Service business are manufactured with ingredients that are susceptible to supply shortages. If any products we distribute are in short supply for long periods of time, this could result in a material adverse effect on our business, financial condition and results of operations.
Our ability to grow our Specialty Service business could be limited if we do not expand our existing base of drugs or if we lose patients.
Our Specialty Service business focuses on complex and high cost medications that serve a relatively small patient population. Due to the limited patient populations utilizing the medications our Specialty Service business handles, our future growth relies in part on expanding our base of drugs or penetration in certain treatment categories. Further, a loss of patient base or reduction in demand for any reason for the medications we currently dispense could have a material adverse effect on our business, financial condition and results of operations.
The operations of our Specialty Service business may be adversely affected by industry trends in managed care contracting and consolidation.
     A growing number of health plans are contracting with a single provider of specialty pharmacy services. Likewise, manufacturers may not be eager to contract with regional providers of specialty pharmacy services. If we are unable to obtain managed care contracts in the areas in which we provide specialty pharmacy services or are unable to obtain specialty pharmacy products at reasonable costs or at all, our business could be adversely affected.
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
Our ability to provide high-quality services to our customers also depends in large part upon the experience and expertise of our employees generally. We must attract and retain highly qualified personnel with a deep understanding of the healthcare, PBM and HCIT industries. We compete with a number of companies for experienced personnel and many of these companies, including customers and competitors, have greater resources than we have and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to customers and competitors who may seek to recruit them and increases the cost of replacing them. If we are unable to attract or retain qualified employees, the quality of our services could diminish and we may be unable to meet our business and financial goals.
Actual financial results may vary from our publicly disclosed forecasts.
Our actual financial results may vary from our publicly disclosed forecasts and these variations could be material and adverse. We periodically provide guidance on future financial results. These forecasts reflect numerous assumptions concerning our expected performance, as well as other factors, which are beyond our control and which may not turn out to be correct. Although we believe that the assumptions underlying our guidance and other forward-looking statements are reasonable when we make such statements, actual results could be materially different. Our financial results are subject to numerous risks and uncertainties, including those identified throughout these risk factors. If our actual results vary from our announced guidance, the price of our common shares may decline, and such a decline could be substantial. We do not undertake to update any guidance or other forward-looking information we may provide.
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
We have goodwill and other intangible assets of approximately $277 million as of December 31, 2010. We are required to periodically evaluate goodwill and other intangible assets for impairment. In the future we may take charges against earnings resulting from impairment. Any determination requiring the write off of a significant portion of our goodwill or other intangible assets could adversely affect our results of operations and our financial condition.
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
We prepare our consolidated financial statements in accordance with U.S. GAAP. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including those relating to revenue recognition, rebates, asset impairments, valuation of allowance for doubtful accounts, contingencies, and income taxes. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Actual results could differ from these estimates, and changes in accounting standards could have an adverse impact on our future financial position and results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None

ITEM 2.    PROPERTIES
The Company’s principal business operations are conducted from a 102,134 square foot leased office facility located at 2441 Warrenville Road, Suite 610 in Lisle, Illinois (outside of Chicago). This lease expires in January 2018.
The Company’s Specialty Service operation, which supports the delivery of certain medications to individuals with chronic or genetic diseases and disorders, has its main locations in Maine and Alabama, with seven additional facilities mostly located in the southeastern states of the U.S. The Company's Mail Service operation is located in Florida.
Besides the Lisle, Specialty Service and Mail Service facilities, the Company maintains operations in several other leased locations in the U.S. and Canada, including operations in Ontario (Milton), Arizona, Hawaii, Georgia, Arkansas, and Pennsylvania.
The Company believes these properties are adequate for its current operations.

ITEM 3.    LEGAL PROCEEDINGS
For information on legal proceedings, see Note 13(b) “Contingencies” to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, which is hereby incorporated by reference into this Item 3.

ITEM 4.    RESERVED

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common stock is traded on the Toronto Stock Exchange (“TSX”) and NASDAQ Global Market (“NASDAQ”) under the symbol “SXC” and “SXCI,” respectively. Amounts related to trading on the TSX are provided in Canadian dollars. The following table sets forth for each period indicated the high and low sales prices for the Company’s common stock on the TSX:

	High		Low
2010
First quarter	C	$35.14	C	$23.22
Second quarter	C	$39.53	C	$31.50
Third quarter	C	$42.73	C	$31.88
Fourth quarter	C	$46.06	C	$36.76
2009
First quarter	C	$13.93	C	$9.24
Second quarter	C	$15.50	C	$10.65
Third quarter	C	$26.25	C	$14.25
Fourth quarter	C	$29.69	C	$22.81
The Company’s common stock began trading on the NASDAQ on June 13, 2006. The following table sets forth for each period indicated the high and low prices for the Company’s common stock on the NASDAQ:

	High	Low
2010
First quarter	$34.47	$22.61
Second quarter	$38.49	$29.17
Third quarter	$41.58	$30.70
Fourth quarter	$45.78	$35.81
2009
First quarter	$11.00	$7.81
Second quarter	$13.45	$8.85
Third quarter	$24.43	$12.26
Fourth quarter	$28.08	$21.27
On February 1, 2011, the closing sale price of the common stock, as reported by the TSX and NASDAQ was Cdn.$48.23 and $48.62 per share, respectively. As of February 1, 2011, there were approximately 23,925 holders of the Company’s common stock either of record or in street name.
Dividend Policy
The Company has never paid a cash dividend on its common stock and has no present intention to commence the payment of cash dividends. It is possible that the Board of Directors could determine in the future, based on the Company’s financial and other relevant circumstances at that time, to pay cash dividends.

Stock Performance
TSX
The following graph shows a five-year comparison of cumulative returns for the Company’s stock, as compared to the TSX Composite Index and the S&P/TSX Capped Health Care index, as of December 31 of each year indicated. The graph assumes an initial investment of $100 was made on January 1, 2006 and assumes the reinvestment of any dividends.

$800
$700
$600
$500
$400
$300
$200
$100
$-
In Canadian dollars
1/3/2006
2006
2007
2008
2009
2010
SXC
TSX Composite
S&P/TSX Capped Health Care Index

The following table presents the five-year comparison of cumulative returns for the Company’s stock, as compared to the TSX Composite Index and the S&P/TSX Capped Health Care index, as of December 31 of each year indicated. The values assume an initial investment of $100 was made on January 1, 2006 and assume the reinvestment of any dividends.

	Cumulative Total Return
	1/3/2006	2006	2007	2008	2009	2010
SXC	$100.00	$215.44	$133.82	$209.01	$526.65	$783.09
TSX Composite	$100.00	$139.60	$149.60	$97.20	$127.03	$145.38
S&P/TSX Capped Health Care Index	$100.00	$96.97	$72.48	$51.20	$65.61	$91.74
Nasdaq
The following graph shows a five-year comparison of cumulative returns for the Company’s stock, as compared to the Nasdaq Composite Index and the S&P Healthcare index, as of December 31 of each year indicated. The graph assumes an initial investment of $100 was made on June 13, 2006 (the date of the U.S. initial public offering) and assumes the reinvestment of any dividends.

In U.S. Dollars
$600
$500
$400
$300
$200
$100
$-
6/13/2006
2006
2007
2008
2009
2010
SXC
Nasdaq Composite
S&P Health Index

The following table presents a five-year comparison of cumulative returns for the Company’s stock, as compared to the Nasdaq Composite Index and the S&P Healthcare index, as of December 31 of each year indicated. The values assume an initial investment of $100 was made on June 13, 2006 (the date of the U.S. initial public offering) and assume the reinvestment of any dividends.

	Cumulative Total Return
	6/13/2006	2006	2007	2008	2009	2010
SXC	$100.00	$143.53	$103.13	$132.86	$383.78	$609.67
Nasdaq Composite	$100.00	$116.54	$127.98	$76.09	$109.49	$128.01
S&P Healthcare index	$100.00	$111.91	$117.94	$89.07	$104.27	$105.01
The information in this “Stock Performance Graphs” section shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934.
Recent Sales of Unregistered Securities
Not applicable.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data as of December 31, 2010 and 2009 and for each of the years in the three-year period ended December 31, 2010 has been derived from the audited consolidated financial statements of the Company contained elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data as of December 31, 2008 and for the year ended December 31, 2007 has been derived from the audited financial statements of the Company contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The selected consolidated financial data as of December 31, 2007 and for the year ended December 31, 2006 has been derived from the audited financial statements of the Company contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The selected consolidated financial data as of December 31, 2006 has been derived from the audited financial statements of the Company contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Selected consolidated financial data for fiscal 2010, 2009, 2008, 2007, and 2006 are all in accordance with U.S. GAAP. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements, including the notes thereto.

	For The Years Ended December 31,
	2010 (5) (6)	2009(4)	2008(3)	2007(2)	2006(1)
	(Dollars in thousands except share and per share data)
Statement of Operations Data:
Revenue	$1,948,389	$1,438,634	$862,939	$93,171	$80,923
Net income	$64,735	$46,061	$15,113	$13,146	$13,647
Earnings per share, basic	$1.07	$0.89	$0.33	$0.32	$0.37
Earnings per share, diluted	$1.03	$0.86	$0.32	$0.30	$0.35
Weighed average common shares outstanding:
Basic	60,736,831	52,008,408	45,956,932	41,510,744	37,420,740
Diluted	63,136,600	53,594,746	46,826,022	43,125,508	39,400,278
Ratio of earnings to fixed charges(7)	30.94	9.98	4.43	21.31	7.41
Balance Sheet Data:
Total assets	$816,309	$662,080	$428,343	$159,479	$131,415
Long-term debt	$—	$—	$47,640	$—	$—
Total stockholders’ equity	$553,256	$458,494	$194,163	$132,457	$111,490
 Notes:

1)
On June 22, 2006, the Company completed a public offering in Canada and the U.S. of 6,400,000 common shares at a price of Cdn $6.75 per common share. The gross proceeds of the offering were $38.7 million (Cdn $43.2 million), excluding underwriting fees and issuance costs of $2.6 million and $1.4 million, respectively.

2)
Effective January 1, 2007, the Company adopted the FASB’s guidance for uncertainty in income taxes and, as a result, the Company recognized an adjustment in the liability for unrecognized income tax benefits of $0.2 million and a corresponding reduction in the beginning balance of retained earnings.

3)
Effective April 30, 2008, the Company, through a wholly-owned subsidiary, acquired all of the outstanding shares of National Medical Health Card Systems, Inc. (“NMHC”), based in Port Washington, New York, which provides PBM. The results of operations of the acquired business are included from the date of acquisition. The Company issued 5,571,920 shares of its common stock in connection with the acquisition.

4)	On September 23, 2009, the Company completed a public offering in Canada and the U.S of 10,350,000 of its common shares at a price of $20.75 per share. The gross proceeds to the Company from the offering were $214.8 million. Share issuance costs were approximately $11.7 million for underwriting discounts and commissions, and related professional services.

5)
On September 17, 2010, the Company executed a two-for-one stock split effected by a stock dividend on the issued and outstanding common shares of the Company. All share and per share data presented in this Annual Report have been adjusted to reflect this stock split.

6)
The Company completed its acquisition of MedfusionRx on December 28, 2010. The purchase price for MedfusionRx was $101.7 million in cash, subject to a customary working capital adjustments, with an additional $5.5 million potential earn-out payment subject to the achievement of certain performance targets in the 2012 fiscal year.

7)	See Exhibit 12.1 to this Annual Report for the computation of the ratios of earnings to fixed charges.

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
Certain information in this MD&A, in various filings with regulators, in reports to shareholders and in other communications is forward-looking within the meaning of certain securities laws and is subject to important risks, uncertainties and assumptions. This forward-looking information includes, amongst others, information with respect to the Company’s objectives and the strategies to achieve those objectives, as well as information with respect to the Company’s beliefs, plans, expectations, anticipations, estimates and intentions. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include, but may not be limited to, the ability of the Company to adequately address: the risks associated with further market acceptance of the Company’s products and services; its ability to manage its growth effectively; its reliance on and ability to retain key customers and key personnel; industry conditions such as consolidation of customers, competitors and acquisition targets; the Company’s ability to acquire a company, manage integration and potential dilution associated therewith; the impact of technology changes on its products/service offerings, including the impact on the intellectual property rights of others; the effects of regulatory and legislative changes in the healthcare industry; and the sufficiency and fluctuations of its liquidity and capital needs.
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
Overview
PBM Business
The Company provides comprehensive PBM services to customers, which include managed care organizations, local governments, unions, corporations, HMOs, employers, workers’ compensation plans, third party health care plan administrators, and federal and state government programs through its network of licensed pharmacies throughout the United States. The PBM services include electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail service pharmacy, specialty service pharmacy, Medicare Part D services, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, data access and reporting and information analysis. The Company owns a Mail Service pharmacy (“Mail Service”) and a Specialty Service pharmacy (“Specialty Service”). In addition, the Company is a national provider of drug benefits to its customers under the federal government’s Medicare Part D program.
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
The complicated environment in which the Company operates presents it with opportunities, challenges, and risks. The Company’s clients are paramount to its success; the retention of existing and winning of new clients and members poses the greatest opportunity, and the loss thereof represents an ongoing risk. The preservation of the Company’s relationships with pharmaceutical manufacturers and retail pharmacies is very important to the execution of its business strategies. The Company’s future success will hinge on its ability to drive Mail Service volume and increase generic dispensing rates in light of the significant brand-name drug patent expirations expected to occur over the next several years. The Company’s ability to continue to provide innovative and competitive clinical and other services to clients and patients, including the Company’s active participation in the Medicare Part D benefit and the rapidly growing specialty pharmacy industry, also plays an important part in the Company’s future success.
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
Leading technology and platform:  The Company’s technology is robust, scalable, and web-enabled. The Company’s payor offerings efficiently supported over 460 million transactions in 2010. The platform is able to instantly cross-check multiple processes, such as reviewing claim eligibility, adverse drug reaction and properly calculating member, pharmacy and payor payments. The Company’s technology is built on flexible, database-driven rule sets and broad functionality applicable for most any type of business. The Company believes it has one of the most comprehensive claims processing platforms in the market.
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
Selected financial highlights for the year ended December 31, 2010 compared to the same period in 2009
Selected financial highlights for the years ended December 31, 2010 and 2009 are noted below:

•
Total revenue in 2010 was $1.95 billion as compared to $1.44 billion in 2009. The increase is largely attributable to an increase in PBM revenue of $505.6 million for the year ended December 31, 2010, compared to the same period in 2009. PBM revenues increased primarily due to growth in the customer base throughout 2010 and the end of 2009. The increased customer base was complemented by additional services sold to existing customers.

•
The Company reported net income of $64.7 million, or $1.03 per share (fully-diluted), for the year ended December 31, 2010 compared to $46.1 million, or $0.86 per share (fully-diluted), for the same period in 2009. Net income is higher for the year ended December 31, 2010 as compared to the same period in 2009, due to higher gross profit attributable to an increase in HCIT and PBM revenues, plus lower interest expense due to the extinguishment of the Company's long-term debt in December 2009. These increases are partially offset by an increase in income taxes.

•	Operating income increased $25.2 million, or 34.4%, in 2010 to $98.5 million as compared to $73.3 million in 2009. This increase was driven by increased gross profits in both the PBM and HCIT segments.

•	Strong operational results drove an increase in operating cash flow of $9.9 million, or 11.4%, in 2010 to $96.3 million as compared to $86.4 million in 2009.

•
On September 17, 2010, the Company executed a two-for-one stock split effected by a stock dividend on the issued and outstanding common shares of the Company. All share and per share data presented in this Annual Report have been adjusted to reflect this stock split.

•
On March 4, 2010, the Company announced a new agreement with HealthSpring Inc. (“HealthSpring”), pursuant to which the Company's informedRx subsidiary will provide HealthSpring with its full suite of PBM services, and therefore manage significant drug spend.  The initial term of the agreement is three years with provisions for two additional one-year extensions.  HealthSpring began to deploy specialty pharmacy services in mid-2010, with implementation of the full PBM services starting on January 1, 2011. The Company expects that gross profit percentage related to this agreement will be significantly lower than historical gross profit percentages due to the related transaction volume.

•
On December 28, 2010, the Company completed the acquisition of MedfusionRx, L.L.C. and certain affiliated entities and certain assets of Medtown South, L.L.C, (together "MedfusionRx") a specialty pharmacy provider with expertise in providing clinical services to patients with complex chronic conditions. The purchase price for MedfusionRx was $101.7 million in cash, subject to a customary post-closing working capital adjustment, and an opportunity for the former owners of MedfusionRx to earn an additional $5.5 million in cash, subject to the satisfaction of certain performance targets in the 2012 fiscal year, in each case based on the terms and subject to the conditions contained in the MedfusionRx purchase agreement. The Company expects the acquisition to transform the Company's Specialty Service pharmacy business by expanding its presence and enhancing its capabilities in this rapidly growing segment of the PBM industry.

Results of Operations
Year ended December 31, 2010 as compared to year ended December 31, 2009

	Year Ended December 31,
	2010	2009
	In thousands, except per share data
Revenue	$1,948,389	$1,438,634
Cost of revenue	1,734,334	1,252,034
Gross profit	214,055	186,600
Product development costs	12,428	11,951
SG&A	89,254	85,797
Depreciation of property and equipment	5,995	5,811
Amortization of intangible assets	7,856	9,724
Operating income	98,522	73,317
Interest income	(727)	(756)
Interest expense and other expense, net	1,693	5,988
Income before income taxes	97,556	68,085
Income tax expense	32,821	22,024
Net income	$64,735	$46,061
Diluted earnings per share	$1.03	$0.86
Revenue
Revenue increased $509.8 million, or 35.4%, to $1.95 billion during 2010 primarily due to new customer starts as of January 1, 2010. Revenues have also increased as compared to the same period in 2009 due to an increase in new PBM services sold to several existing HCIT customers during 2010 and the end of 2009. Overall, these changes are a result of synergies between the HCIT and PBM segments which have allowed the Company to focus on offering a broader array of products and services to the Company's customers.

Cost of Revenue
Cost of revenue increased $482.3 million, or 38.5%, to $1.73 billion during 2010, primarily due to the increased revenues from the PBM segment driven by the factors noted above. Cost of revenue in the PBM segment relates to the actual cost of the prescription drugs sold. Cost of revenue for the HCIT segment relates primarily to the cost of labor to deliver the services provided.
Gross Profit
Gross profit increased $27.5 million, or 14.7%, to $214.1 million during 2010, mostly due to increased margins of $21.5 million, or 15.5%, earned from incremental PBM revenues as compared to the same period in 2009. Gross profit percentage has decreased from 13.0% for the year ended December 31, 2009, to 11.0% of revenue for the year ended December 31, 2010, as a result of the PBM business producing a greater percentage of the Company's total gross profit. PBM revenues carry a lower gross profit percentage as compared to HCIT revenues due to the highly competitive nature of the PBM industry. As PBM revenues grow as a percentage of the Company's total revenues and gross profit, gross profit as a percentage of revenue will decrease.
Product Development Costs
Product development costs for the year ended December 31, 2010 were $12.4 million compared to $12.0 million for the year ended December 31, 2009. Product development costs represent the cost of labor related to development activities and includes stock-based compensation cost of $0.2 million for each of the years ended December 31, 2010 and 2009. Product development continues to be a key focus of the Company as it continues to pursue enhancements of existing products, as well as the development of new offerings, to support market expansion and to take advantage of cross-selling opportunities within its existing customer base.
SG&A Costs
SG&A costs for the year ended December 31, 2010 were $89.3 million compared to $85.8 million for the year ended December 31, 2009. SG&A costs consist primarily of employee costs in addition to professional services costs, facilities, and costs not related to cost of revenue. SG&A costs also include stock-based compensation cost of $4.9 million and $2.8 million for the years ended December 31, 2010 and 2009, respectively. The increase in SG&A costs is largely attributable to $2.4 million in expenses incurred in connection with the acquisition of MedfusionRx, and increased stock-based compensation cost. Stock-based compensation costs increased in 2010 driven by grants in 2010 and an increased value of the grants made in 2010 versus prior years. Although the Company has experienced an increase in the overall customer base during 2010, it has been able to hold its SG&A expenses steady, exclusive of the increases due to acquisition expenses and stock-based compensation charges, due to a focus on controlling its operating costs throughout 2010.
Depreciation
Depreciation expense relates to property and equipment used in all areas of the Company except for those depreciable assets directly related to the generation of revenue, which is included in the cost of revenue in the consolidated statements of operations. Depreciation expense increased $0.2 million to $6.0 million  for the year ended December 31, 2010 from $5.8 million for the same period in 2009, primarily due to purchases related to the Company’s expansion of its data centers and information technology equipment to expand network capacity.
Amortization
Amortization expense for the year ended December 31, 2010 was $7.9 million compared to $9.7 million for the same period in 2009. The decrease is due to many of the intangibles being amortized at a declining rate using a future economic benefit model instead of a straight- line methodology. Due to the acquisition of MedfusionRx, amortization of the Company’s intangible assets is expected to increase to approximately $14.2 million in 2011.
Interest Income and Expense and Other Expense, net
Interest income remained flat for the year ended December 31, 2010 as compared to 2009, due primarily to interest rates remaining at similar levels in 2010 as compared to 2009. Interest expense and other expense, net, decreased $4.3 million to $1.7 million for the year ended December 31, 2010 compared to the same period in 2009, due to the extinguishment of the Company’s long-term debt in the fourth quarter of 2009.
Income Taxes
The Company recognized income tax expense of $32.8 million for the year ended December 31, 2010, representing an effective tax rate of 33.6%, compared to $22.0 million, representing an effective tax rate of 32.3%, for the same period in 2009. The effective tax rate increased during the year ended December 31, 2010 compared to the same period in 2009, primarily due to the diminishing impact of the income tax benefit produced from acquisitions, as well as an increase in taxable income and the difference in the proportion of overall income among jurisdictions.

Segment Analysis
The Company manages its business in two segments, PBM and HCIT, and evaluates segment performance based on revenue and gross profit. Information about the Company’s business segments for the years ended December 31, 2010 and 2009 is as follows (dollars in thousands):

	PBM		HCIT		Consolidated
	2010	2009	2010	2009	2010	2009
Revenue	$1,841,600	$1,335,961	$106,789	$102,673	$1,948,389	$1,438,634
Cost of revenue	1,681,944	1,197,757	52,390	54,277	1,734,334	1,252,034
Gross profit	$159,656	$138,204	$54,399	$48,396	$214,055	$186,600
Gross profit %	8.7%	10.3%	50.9%	47.1%	11.0%	13.0%
PBM
Revenue was $1.84 billion for the year ended December 31, 2010 as compared to $1.34 billion for the same period in 2009. The $505.6 million, or 37.8%, increase in revenue is primarily due to new customer starts as of January 1, 2010, as well as other customers added later in 2009. Revenues have also increased as compared to the same period in 2009 due to an increase in PBM services sold to several HCIT customers during 2010 and the end of 2009. As contracts with these existing customers are renewed or renegotiated to provide for additional PBM services, revenue derived from these customers' contracts is moved from the HCIT segment to the PBM segment.
For transactions at retail pharmacies, driven by the terms of the customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants. The Company does not assume liability for participant co-payments in retail pharmacy transactions, and therefore does not include participant co-payments in revenue or cost of revenue.
Cost of revenue was $1.68 billion for the year ended December 31, 2010, compared to $1.20 billion for the same period in 2009. Cost of revenue increased $484.2 million, or 40.4%, in line with the increase in PBM revenues, and is predominantly comprised of the cost of prescription drugs. As a percentage of revenue, cost of revenue was 91.3% and 89.7% for the years ended December 31, 2010 and 2009, respectively. The increase in the cost of revenue as a percentage of revenue was due to lower margins earned on new customer additions in 2010. Generally, new customer additions start at lower margins due to costs incurred to bring in the new business. This was partially offset by the increased use of lower cost generic drugs. Generic drug usage continues to be a focus of the industry, and the Company, to help drive down health care costs to our customers. The Company will continue to seek opportunities for increased generic prescription drug usage to help reduce overall prescription drug costs to its customers and the Company.
Gross profit was $159.7 million for the year ended December 31, 2010 compared to $138.2 million for the same period in 2009. Gross profit increased $21.5 million, or 15.5%, due to growth in the customer base in 2010 compared to the same period in 2009. Gross profit percentage was 8.7% and 10.3% for the years ended December 31, 2010 and 2009, respectively. Gross profit percentage has decreased during 2010 as compared to 2009 due to newer business being added at lower margins. As noted above, new customer additions start at lower margins due to costs incurred to bring on new business.
HCIT
Total HCIT revenue increased $4.1 million, or 4.0%, for the year ended December 31, 2010 as compared to the same period in 2009. Revenues increased mainly due to the rise in transaction processing revenues, driven by increased transaction volumes, and additional revenues earned for meeting certain contractual performance conditions during the year. This increase was partially offset by decreases in professional services and system sales revenues.
Transaction processing revenue consists of claims processing and generally increases as a result of the launch of new contracts as well as increased volumes of services provided to existing customers. Professional services revenue is derived from providing support projects for both system sales and transaction processing clients, on an as-needed basis. This revenue is dependent on customers initiating new projects and system enhancements which require the Company to assist them on either a fixed bid or time and materials basis. System sales are derived from license upgrades and additional applications for existing and new clients, as well as software and hardware sales to pharmacies that purchase the Company's pharmacy system. Maintenance revenue is generated from maintenance services provided on related system or license sales.
Cost of revenue decreased 3.5% to $52.4 million for the year ended December 31, 2010 from $54.3 million for the year ended December 31, 2009. Cost of revenue includes the direct support costs for the HCIT business as well as depreciation expense of $2.4 million and $2.2 million for the years ended December 31, 2010 and 2009, respectively. In addition, cost of revenue includes stock-based compensation expense of $0.7 million in each of the years ended December 31, 2010 and 2009. Cost of revenue decreased during 2010 as compared to 2009 mainly due to the continued focus by the Company to contain costs, as well as the conversion of some HCIT customers' contracts to the PBM segment, which moved the associated revenue and costs to support these customers into the PBM segment.
Gross profit increased $6.0 million, or 12.4%, to $54.4 million for the year ended December 31, 2010 as compared to $48.4 million for the same period in 2009. Gross profit percentage was 50.9% for the year ended December 31, 2010, as compared to 47.1% for the same period in 2009. Gross profit and gross profit percentage increased for the year ended December 31, 2010, compared to the same period in 2009, due to the increase in transaction processing revenues that are able to leverage a fixed cost base, as well as due to additional revenues earned for meeting certain contractual performance conditions discussed earlier. These increases were offset by decreases in revenue earned from professional services and system sales.

Year ended December 31, 2009 as compared to year ended December 31, 2008

	Year Ended December 31,
	2009	2008
	In thousands, except per share data
Revenue	$1,438,634	$862,939
Cost of revenue	1,252,034	747,453
Gross profit	186,600	115,486
Product development costs	11,951	10,105
SG&A	85,797	68,792
Depreciation of property and equipment	5,811	4,810
Amortization of intangible assets	9,724	9,365
Operating income	73,317	22,414
Interest income	(756)	(2,749)
Interest expense and other expense, net	5,988	4,859
Income before income taxes	68,085	20,304
Income tax expense	22,024	5,191
Net income	$46,061	$15,113
Diluted earnings per share	$0.86	$0.32
Revenue
Revenue increased $575.7 million to $1.44 billion during 2009, primarily due to three main factors: 1) the inclusion of a full year of operating results of NMHC in 2009 as compared to eight months in the prior year, 2) the conversion of existing HCIT customers to PBM customers through new contracts and contract amendments as a result of the Company taking advantage of cross-selling opportunities between the Company's two segments and 3) new customer additions during 2009.
Cost of Revenue
Cost of revenue increased $504.6 million to $1.25 billion during 2009, primarily due to the increased revenues from the PBM segment driven by the factors noted above. Cost of revenue in the PBM segment relates to the actual cost of the prescription drugs sold. Cost of revenue for the HCIT segment relates primarily to the cost of labor to deliver the services provided.
Gross Profit
Gross profit increased $71.1 million to $186.6 million during 2009, primarily due to having a full year of PBM segment gross profits versus eight months in the prior year, as well as the launch of new contracts during the year.
Product Development Costs
Product development costs for the year ended December 31, 2009 were $12.0 million compared to $10.1 million for the year ended December 31, 2008. Product development costs represent the cost of labor related to development activities and include stock-based compensation cost of $0.2 million and $0.3 million for the years ended December 31, 2009 and 2008, respectively. Product development continues to be a key focus of the Company as it continues to pursue enhancements of existing products, as well as the development of new offerings, to support market expansion and to take advantage of cross-selling opportunities within its existing customer base.
SG&A Costs
SG&A costs for the year ended December 31, 2009 were $85.8 million compared to $68.8 million for the year ended December 31, 2008. SG&A costs consist primarily of employee costs in addition to professional services costs, facilities, and costs not related to cost of revenue. SG&A costs also include stock-based compensation cost of $2.8 million and $3.2 million for the years ended December 31, 2009 and 2008, respectively. The increase in SG&A costs is largely attributable to increased operating expenses due to the acquisition of NMHC. The growth in the overall customer base also caused SG&A to increase due to increased payroll, professional services, and facility costs in order for the Company to properly service its customers. The decrease in stock-based compensation is primarily attributable to stock options that fully vested in 2008, partially offset by new grants in 2008 as well as in 2009. The Company also incurred additional stock-based compensation expense in 2008 related to the assumption and grant of restricted stock units in connection with the acquisition of NMHC.
Depreciation
Depreciation expense relates to property and equipment used in all areas of the Company except for those depreciable assets directly related to the generation of revenue, which is included in the cost of revenue in the consolidated statements of operations. Depreciation expense increased $1.0 million to $5.8 million for the year ended December 31, 2009 from $4.8 million for the same period in 2008, due primarily to the expense related to assets associated with the acquisition of NMHC, as well as purchases related to the Company's expansion of its data centers and information technology equipment to expand network capacity.

Amortization
Amortization expense for the year ended December 31, 2009 was $9.7 million compared to $9.4 million for the same period in 2008. The increase is due to a full year of amortization of intangible assets associated with the acquisition of NMHC versus a partial year in 2008, offset by a reduction in amortization due to the intangibles that are amortized at a declining rate using a future economic benefit model instead of a straight-line methodology.
Interest Income and Expense and Other Expense, net
Interest income decreased $1.9 million for the year ended December 31, 2009 as compared to the same period in 2008, due primarily to lower interest rates in 2009. Interest expense and other expense, net, increased $1.1 million to $6.0 million for the year ended December 31, 2009 compared to the same period in 2008, due to a $1.1 million charge recorded to fully amortize deferred financing costs. The amortization of the deferred financing costs was accelerated due to the extinguishment of the Company's long-term debt in the fourth quarter of 2009. These increases were offset by lower interest rates, and a lower outstanding principal balance of the debt in 2009 versus 2008.
Interest expense and other expense, net, for 2008 also includes a $0.4 million expense for fair value adjustments related to the Company's derivative instruments. The derivative instruments were designated as cash flow hedges late in 2008. Hedge accounting was in place for most of 2009; however, a charge of $0.6 million was recorded to other expense when hedge accounting was discontinued in the fourth quarter of 2009. Hedge accounting was discontinued due to the extinguishment of the Company's long-term debt obligation. The derivative instruments were hedging against changes in future interest payments on the long-term debt, and as the future interest payments were no longer probable of occurring, hedge accounting could no longer be applied. As such, changes in the fair value of the instruments will be recorded as additional charges or income in the statement of operations through the remainder of the contract term, which ends in June 2011.
Interest paid on the Company's term loan totaled $1.8 million for the year ended December 31, 2009, compared to $2.2 million in the same period in 2008.
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
Segment Analysis
The Company manages its business in two segments, PBM and HCIT, and evaluates segment performance based on revenue and gross profit. Information about the Company's business segments for the years ended December 31, 2009 and 2008 is as follows (dollars in thousands):

	PBM		HCIT		Consolidated
	2009	2008	2009	2008	2009	2008
Revenue	$1,335,961	$771,840	$102,673	$91,099	$1,438,634	$862,939
Cost of revenue	1,197,757	702,333	54,277	45,120	1,252,034	747,453
Gross profit	$138,204	$69,507	$48,396	$45,979	$186,600	$115,486
Gross profit %	10.3%	9.0%	47.1%	50.5%	13.0%	13.4%
PBM
Revenue was $1.34 billion for the year ended December 31, 2009 as compared to $771.8 million for the same period in 2008. Revenues increased during 2009 due to the inclusion of a full year of revenue related to the NMHC business as compared to only eight months in 2008. In addition, the terms of services for several HCIT customers were changed to include, or add more, PBM services. Revenues also increased due to the launch of new customer contracts throughout 2009.
Cost of revenue was $1.20 billion for the year ended December 31, 2009, compared to $702.3 million for the same period in 2008. Cost of revenue has increased in line with the increase in PBM revenues, and is predominantly comprised of the cost of prescription drugs. As a percentage of revenue, cost of revenue was 89.7% and 91.0% for the years ended December 31, 2009 and 2008, respectively. The decrease in the cost of revenue as a percentage of revenue is due to the improved purchasing efficiencies for prescription drugs realized as a result of the increased size of the organization and the increased use of lower cost generic drugs. The Company will continue to seek opportunities for increased generic prescription drug usage to help reduce overall prescription drug costs to the Company and its customers.
Gross profit was $138.2 million for the year ended December 31, 2009, compared to $69.5 million for the same period in 2008. Gross profit increased primarily due to new customers added during 2009, along with a full year of PBM operations as compared to 8 months in 2008, both of which increased the volumes in the PBM segment. Gross profit percentage was 10.3% and 9.0% for the years ended December 31, 2009 and 2008, respectively, with the improvement driven by the purchasing efficiencies realized from the NMHC acquisition.

HCIT
HCIT revenue increased $11.6 million, or 12.7%, for the year ended December 31, 2009 as compared to the same period in 2008. Revenues increased mainly due to the rise in transaction processing revenues that are dependent on transaction volumes, driven by the launch of new customer contracts during 2009, as well as increased volumes from existing customers.
Transaction processing revenue consists of claims processing and generally increases as a result of the launch of new contracts as well as increased volumes of services provided to existing customers. Professional services revenue is derived from providing support projects for both system sales and transaction processing clients, on an as-needed basis. This revenue is dependent on customers initiating new projects and system enhancements which require the Company to assist them on both a fixed bid and time and materials basis. System sales are derived from license upgrades and additional applications for existing and new clients, as well as software and hardware sales to pharmacies that purchase the Company's pharmacy system. Maintenance revenue is generated from maintenance services provided on related system or license sales.
    Cost of revenue increased 20.3% to $54.3 million for the year ended December 31, 2009 from $45.1 million for the year ended December 31, 2008. Cost of revenue includes the direct support costs for the HCIT business as well as depreciation expense of $2.2 million and $1.8 million for the years ended December 31, 2009 and 2008, respectively. In addition, cost of revenue includes stock-based compensation expense of $0.7 million and $0.6 million for the years ended December 31, 2009 and 2008, respectively. The increase in HCIT cost of revenue is due primarily to personnel and support costs related to the growing transaction processing business and the implementation costs of new customer contracts.
Gross profit increased $2.4 million to $48.4 million for the year ended December 31, 2009 as compared to $46.0 million for the same period in 2008. The increase is primarily due to increases in higher margin recurring revenue services. The increased gross profit was partially offset by additional HCIT personnel needed to support the growing HCIT business.
Liquidity and Capital Resources
The Company’s sources of liquidity have primarily been cash provided by operating activities, proceeds from its public offerings, and proceeds from credit facilities. The Company’s principal uses of cash have been to fund working capital, finance strategic acquisitions and capital expenditures, satisfy contractual obligations, and to meet acquisition and investment needs. The Company anticipates that these uses will continue to be the principal demands on cash in the future.
At December 31, 2010 and 2009, the Company had cash and cash equivalents totaling $321.3 million and $304.4 million, respectively. The Company believes that its cash on hand, together with cash generated from operating activities, will be sufficient to support planned operations for the foreseeable future. At December 31, 2010, cash and cash equivalents consisted of cash on hand, deposits in banks and bank term deposits with original maturities of 90 days or less. As of December 31, 2010, all of the Company’s cash and cash equivalents were exposed to market risks, primarily changes in U.S. and Canadian interest rates. Declines in interest rates over time will reduce interest income from these investments. During the first quarter of 2010, the Company repositioned its funds previously placed in money market funds and moved the funds into cash on deposit accounts. The Company assessed that it would earn a greater return from cash on deposit accounts due to the historically low rates currently paid on the U.S. money market funds. Further, the Company reduced expenses by moving the funds to cash on deposit accounts as the fees charged for those accounts are lower than the U.S. money market fund accounts.
Consolidated Balance Sheets
Selected balance sheet highlights at December 31, 2010 are as follows:

•
At December 31, 2010, cash and cash-equivalents increased $16.9 million to $321.3 million from $304.4 million at December 31, 2009. The increase is primarily related to strong operating cash flows of $96.3 million, offset by cash used to acquire MedfusionRx.

•
Restricted cash totaling $13.8 million relates to cash balances required to be maintained in accordance with various state statutes, contractual terms with customers and other customer restrictions related to the PBM business. The Company continues to monitor changes in balance requirements that may release restrictions and allow the funds to be used for general corporate purposes.

•
Accounts receivable are made up of trade accounts receivable from both the PBM and HCIT segment customers. Accounts receivable increased $24.8 million to $122.2 million at December 31, 2010 from $97.3 million at December 31, 2009, driven by increases in revenue of $505.6 million during the year ended December 31, 2010, as well as additional trade accounts receivable related to the MedfusionRx acquisition. The accounts receivable balance is impacted by changes in revenues, as well as timing of collections, and is continually monitored by the Company to ensure timely collections and to assess the need for any changes to the allowance for doubtful accounts.

•
Rebates receivable of $34.2 million relate to billed and unbilled PBM receivables from pharmaceutical manufacturers and third party administrators in connection with the administration of the rebate program where the Company is the principal contracting party. The receivable and related payables are based on estimates, which are subject to final settlement. Rebates receivable increased $16.6 million to $34.2 million from $17.6 million at December 31, 2009, due primarily to increased rebate volumes driven by increased prescription drug sales transactions, as well as the timing of payments from pharmaceutical manufacturers and third party administrators.

•
The Company’s inventory balance of $8.7 million consists predominantly of prescription drugs and medical supplies at its Mail Service and Specialty Service pharmacies. As of December 31, 2010, the inventory balance has increased $1.6 million from the balance at December 31, 2009, mainly due to inventory related to the MedfusionRx acquisition. Changes in the inventory balance from period to period are caused by some seasonality in certain products, taking advantage of buying opportunities, and changing inventory levels due to customer demands.

•
The accounts payable balance of $30.9 million represents amounts owed to the Company's suppliers for prescription drugs at the Mail Service and Specialty Service locations, as well as amounts due to vendors for general operating expenses. As of December 31, 2010, the accounts payable balance has increased $21.0 million from the balance at December 31, 2009, mainly due to payables assumed related to the acquisition of MedfusionRx.

•
Customer deposits payable of $15.4 million relate to deposits required by the Company for certain customers in order to satisfy liabilities incurred on the customer’s behalf for the adjudication of pharmacy claims, and are related to the restricted cash balances discussed above.

•
Pharmacy benefit management rebates payable represents amounts owed to customers for rebates from pharmaceutical manufacturers and third party administrators where the Company administers the rebate program on the customer’s behalf, and the Company is the principal contracting party. The payables are based on estimates, which are subject to final settlement. Pharmacy benefit management rebates payable increased $14.8 million to $61.4 million at December 31, 2010. The increase is due to increased rebate volumes driven by increased prescription drug sales transactions.

•
Pharmacy benefit claims payable of $84.6 million predominantly relates to amounts owed to retail pharmacies for prescription drug costs and dispensing fees in connection with prescriptions dispensed by the retail network pharmacies for the Company’s customers when the Company is the principal contracting party with the pharmacy. Pharmacy benefit claims payable increased $22.9 million from the balance at December 31, 2009 due to increased transaction volumes during 2010.

•
Accrued liabilities decreased $9.1 million to $21.7 million at December 31, 2010 from $30.8 million at December 31, 2009, primarily due to the timing of payments made to customers in relation to contract performance guarantees and payments made related to assumed liabilities from the NMHC acquisition.

•
Other liabilities increased $4.0 million to $10.5 million at December 31, 2010 from $6.5 million at December 31, 2009, mainly due to the contingent purchase price liability recorded related to the MedfusionRx acquisition. The MedfusionRx purchase agreement includes a potential earn-out payment of $5.5 million to the former owners if certain performance criteria are met by MedfusionRx in 2012. The liability recorded is the estimated fair value of the liability as of December 31, 2010. See Note 4 to the consolidated financial statements for further information regarding the contingent purchase price related to the acquisition.

Cash flows from operating activities
For the year ended December 31, 2010, the Company generated $96.3 million of cash through its operations. Cash provided by operating activities has increased $9.9 million compared to the same period in 2009 mainly due to the increased profitability of the Company. The Company’s continued focus on timely collection of its receivables, and effectively managing its working capital has also increased operating cash flows. Cash from operations consisted of net income of $64.7 million, adjusted for $16.3 million in depreciation and amortization expense, $5.9 million in stock-based compensation expense, an increase in rebates payable of $14.8 million, and an increase in pharmacy benefit claims payable of $22.9 million. These were partially offset by an increase of rebates receivable of $16.6 million, a decrease of accrued liabilities of $9.5 million, an increase in accounts receivable of $9.5 million, and $13.1 million in tax benefits from option exercises. The increases in accounts receivable, rebates receivable, rebates payable, and pharmacy benefit claims payable are all driven by the increased revenues and transactions of the PBM segment as discussed earlier.
Changes in the Company’s cash from operations results primarily from profitability of the Company, as well as the timing of collections on its receivables and payment or processing of its various payables and accrued liabilities. The Company continually monitors its balance of trade and rebate accounts receivable and devotes ample resources to collection efforts on those balances. Rebates receivable and the related payables are primarily estimates based on claims submitted. Rebates are typically paid to customers on a quarterly basis upon receipt of the billed funds from the pharmaceutical manufacturers and third party administrators. The timing of the payments to customers and collections from pharmaceutical manufacturers and third party administrators on rebates causes fluctuations in the balances of these accounts on the balance sheet, as well as in the Company’s cash from operating activities.
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
For the year ended December 31, 2009, the Company generated $86.4 million of cash through its operations. Cash provided by operating activities has increased $44.8 million compared to the same period in 2008 mainly due to the increased profitability of the Company. The Company's continued focus on timely collection of its receivables, and effectively managing its working capital also increased operating cash flows. Cash from operations consisted of net income of $46.1 million adjusted for $17.7 million in depreciation and amortization expense, $3.7 million in stock-based compensation expense, a reduction of rebates receivable of $12.0 million, an increase in rebates payable of $10.3 million, an increase in pharmacy benefit claims payable of $10.3 million, and an increase in customer deposits of $3.0 million. These were partially offset by a reduction of accrued liabilities of $1.1 million, an increase in accounts receivable of $16.7 million, and $4.5 million in tax benefits from option exercises.
For the year ended December 31, 2008, the Company generated $41.6 million of cash through its operations. Cash from operating activities consisted of net income of $15.1 million adjusted for $16.0 million in depreciation and amortization expense, $4.1 million in stock-

based compensation expense, and a $6.4 million increase in all other operating activities, primarily changes in working capital items. Included in the change in other operating activities (net of the effects of the acquisitions of NMHC and the assets of Zynchros, Inc.) is an $8.4 million decrease in claims payable, an $8.0 million decrease in accounts receivable, a $4.8 million increase in accrued liabilities and a $2.4 million increase in rebates receivable.
Cash flows from investing activities
For the year ended December 31, 2010, the Company used $103.7 million of cash for investing activities, which consisted primarily of cash used to acquire MedfusionRx. Additionally, the Company used $9.1 million for purchases of property and equipment to support increased transaction volume, and $2.2 million to purchase short-term investments. These uses of cash were offset by $6.8 million in proceeds received from the sale of short-term investments.
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
For the year ended December 31, 2008, the Company used $112.8 million of cash for investing activities, which consisted primarily of cash used for the acquisitions of NMHC and the assets of Zynchros Inc., along with the purchases of property and equipment to support increased transaction volume.
Cash flows from financing activities
For the year ended December 31, 2010, the Company generated $24.1 million of cash from financing activities, which mainly consisted of proceeds from the exercise of stock options of $11.0 million and a $13.1 million tax benefit on the exercise of stock options.
Cash flows from financing activities generally fluctuate based on the timing of option exercises by the Company’s employees, which are affected by market prices, vesting dates and expiration dates. The associated tax benefit on the exercise of stock options will also fluctuate based on the timing of option exercises, the market price of the Company's shares at the time of exercise, and the exercise price of the option.
For the year ended December 31, 2009, the Company generated $166.2 million of cash from financing activities, which mainly consisted of $203.1 million in net proceeds from the public offering of 10,350,000 shares in September 2009. In addition to the cash generated from the public offering, cash inflows from financing activities included proceeds from the exercise of stock options of $6.3 million and a $4.5 million tax benefit on the exercise of stock options. These were partially offset by the repayment of all of the Company's long term debt of $47.6 million.
For the year ended December 31, 2008, the Company generated $48.2 million of cash from financing activities, which consisted of the net proceeds from the issuance of long-term debt of $45.8 million, the exercise of stock options of $1.5 million and a $0.8 million tax benefit on the exercise of stock options.
Future Capital Requirements
The Company’s future capital requirements depend on many factors, including its product development programs. The Company expects to fund its operating and working capital needs, and business growth requirements through cash flow from operations and its cash and cash equivalents on hand. The Company expects that purchases of property and equipment will remain consistent with prior years. The Company cannot provide assurance that its actual cash requirements will not be greater than expected as of the date of this Annual Report. In order to meet business growth goals, the Company will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact liquidity requirements or cause the issuance of additional equity or debt securities. Any issuance of additional equity or debt securities may result in dilution to shareholders, and the Company cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to the Company, or at all.
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

Contractual Obligations
The following table summarizes the Company’s significant contractual obligations as of December 31, 2010 and the effect such obligations are expected to have on the Company’s liquidity and cash in future periods assuming all obligations reach maturity:

	Total	Less than 1 year	Years 1 - 3	Years 4 - 5	More than 5 years
Operating leases	$17,498	$3,885	$5,001	$4,122	$4,490
Capital leases	161	130	32	—	—
Purchase obligations(1)	422	422	—	—	—
Total	$18,081	$4,437	$5,033	$4,122	$4,490

(1)	As of December 31, 2010, certain contracts with the Company’s utilities providers require minimum annual purchases.
The above table excludes $0.6 million related to the Company’s accrued liability for uncertain tax positions; the Company is unable to reliably estimate the period of cash settlement, if any, with the respective taxing authorities.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.
Outstanding Securities
As of January 31, 2011, the Company had 61,795,318 common shares outstanding, 1,556,828 options outstanding and 519,092 restricted stock units (“RSUs”) outstanding. The options are exercisable on a one-for-one basis into common shares. The outstanding RSUs are subject to time-based and performance-based vesting restrictions. The number of outstanding RSUs as of January 31, 2011 assumes the associated performance targets will be met at the maximum level for the performance-based RSUs. Once vested, RSUs convert on a one-for-one basis into common shares.
Summary of Quarterly Results
The following table provides summary quarterly results (unaudited) for the eight quarters prior to and including the quarter ended December 31, 2010 (in thousands except share and per share data):

	2010 (1) (2)				2009(3)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
PBM revenue	$499,761	$463,042	$451,295	$427,502	$416,802	$357,473	$293,906	$267,780
HCIT revenue:	27,112	26,880	28,151	24,646	26,514	26,056	26,923	23,180
Total revenue	$526,873	$489,922	$479,446	$452,148	$443,316	$383,529	$320,829	$290,960
PBM gross profit %	8.7%	8.5%	8.6%	9.0%	9.3%	10.1%	11.7%	10.8%
HCIT gross profit %	50.9%	50.6%	53.7%	48.3%	52.3%	43.9%	47.1%	44.8%
Net income	$16,622	$16,176	$17,145	$14,792	$15,193	$11,209	$11,977	$7,682
Basic EPS	$0.27	$0.27	$0.28	$0.25	$0.25	$0.22	$0.24	$0.16
Diluted EPS	$0.26	$0.26	$0.27	$0.24	$0.24	$0.21	$0.24	$0.15

1)
The Company acquired MedfusionRx on December 28, 2010 in exchange for $101.7 million in cash (subject to a customary working capital adjustment) and a contingent earn-out payment of up to $5.5 million based upon the achievement of certain performance targets in the 2012 fiscal year.

2)
On September 17, 2010, the Company executed a two-for-one stock split effected by a stock dividend on the issued and outstanding common shares of the Company. All share and per share data presented in this Annual Report have been adjusted to reflect this stock split.

3)
On September 23, 2009, the Company completed a public offering of 10,350,000 of its common shares. The shares were offered to the public at a price of $20.75 per share. The gross proceeds from the offering totaled $214.8 million, excluding $11.7 million for underwriting discounts and commissions, and other offering costs.

Critical Accounting Policies and Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include revenue recognition, purchase price allocation in connection with acquisitions, the carrying amount of property and equipment, the value of intangible assets acquired and related amortization periods, impairment of goodwill, rebates, contingencies, the valuation allowances for receivables and future income taxes and accruals for income tax uncertainties. Actual results could differ from those estimates. Note 2 to the Company’s 2010 consolidated financial statements include a Summary of Significant Accounting Policies. The understanding of the accounting policies used to prepare the consolidated financial statements is important to understanding the Company’s results of operations and financial condition.
Revenue recognition
The Company’s revenue is derived from prescription drug sales along with transaction processing services, maintenance, professional services, and systems sales (including software license and hardware sales).
The Company recognizes revenue when all of the following conditions are satisfied: (i) there is persuasive evidence of an arrangement; (ii) the service or product has been provided to the customer and no uncertainties exist surrounding product acceptance; (iii) the amount of fees to be paid by the customer is fixed or determinable; and (iv) the collection of fees is reasonably assured. Areas of judgment and subjectivity in the Company’s revenue recognition include principal versus agent considerations for PBM contracts, arrangements with multiple elements, and professional service revenues under long-term contracts for HCIT contracts.
Principal versus agent considerations:  The Company evaluates customer contracts using the indicators of the principal versus agent revenue accounting guidance to determine whether the Company acts as a principal or as an agent in the fulfillment of prescriptions through the retail pharmacy network. Assessing each contract requires judgment, and the conclusions reached on each contract will greatly impact the amount of revenue recorded. While gross profit is not impacted by the conclusion reached, revenues and cost of revenues will vary significantly. The Company assesses each contract to determine if the Company is acting as a principal or an agent. Key factors that the Company considers when determining whether it acts as a principal or an agent includes: (i) whether the Company has separate contractual relationships with customers and with pharmacies, (ii) is the Company responsible to validate and manage a claim through its claims adjudication process, (iii) does the Company commit to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (iv) does the Company manage the overall prescription drug plan relationship with the patients, who are participants of customers’ plans, (v) who has credit risk for the amount due from the customer, and (vi) does the Company have direct obligations to the retail pharmacies to pay for the prescription drug spend. The Company weighs the criteria that are present in order to conclude whether the contract should be recorded gross as a principal, or net as an agent.
Arrangements with multiple elements:  When the Company enters into arrangements with multiple deliverables it must consider: (i) whether the delivered item has value to the customer on a stand-alone basis, and (ii) if the contract includes a general right of return relative to the delivered item, whether delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. In most cases, the Company is able to conclude that the separate deliverables have stand alone value since most of the deliverables are sold as stand alone products or services. A key area of judgment is for the Company to determine the relative selling prices of the undelivered items. The relative selling prices of undelivered elements, such as professional services, or ASP services, are determined based on stated pricing within the contract with each customer, or pricing for the same product sold to other customers. Professional services relative selling prices are determined based on billing rates per hour based on the type of professional services provided, whereas ASP services are generally based on transaction fee rates, or standard monthly access and processing fees. When the Company is unable to determine the relative selling prices based on contractual terms with the customer or from pricing of the same product sold to other customers, the Company uses its best estimate of the selling price for that deliverable. Once the relative selling prices are determined, revenue is allocated to each unit of accounting or element based on relative fair values.
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
Goodwill and intangible assets are impacted by the Company’s fair value measurements at initial recording. Beginning in 2009, the

Company applied the revised business combination guidance as issued by the Financial Accounting Standards Board (“FASB”). Measurements of goodwill and purchased intangible assets are based on models derived from a market participant point of view. Along with the methodology of how assets and liabilities acquired are measured, the new guidance also impacts the types of assets and liabilities required to be measured and recorded. Management’s conclusion on who would make up the market participants, the types of assets and liabilities required to be measured, and the methodology used to measure the assets and liabilities will all have a significant impact on the purchase price allocation for business combinations.
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
The annual impairment test for goodwill is impacted by management’s assessment of reporting units, allocation of the consolidated Company’s assets and liabilities to each reporting unit, management’s estimate of future operating results, and a selection of peers to establish a comparable market group. The annual impairment test completed for 2010 did not indicate any impairment of either of the Company’s two reporting units, and did not reveal that an impairment would be reasonably likely in the near future.
As noted above, long-lived assets are only required to be tested for impairment when events or circumstances indicate that the net carrying amount of the asset may not be recoverable. Assessing whether an impairment test is necessary requires management to monitor results of the business that utilize the long-lived assets, as well as outside market forces that may impact the future recoverability of the long-lived assets. No events or other circumstances occurred in 2010 that caused management to conclude any of its long-lived or intangible assets may not be recoverable.
Valuation of allowance for doubtful accounts
In assessing the valuation of the allowance for doubtful accounts, management reviews the collectability of accounts receivable in aggregate and on an individual account-basis. Delinquency is assessed based primarily on contractual terms, and management’s judgment is used as the basis for allowances required. Management reviews the accounts receivable on an individual customer-basis to determine if events such as subsequent collections, discussions with management of the debtor companies, or other activities lead to the conclusion to either increase or decrease the calculated allowance. The conclusions and estimates made are further impacted by changes in economic and market conditions as well as changes to the customers’ financial condition.
Contingencies
From time to time in connection with its operations, the Company is named as a defendant in actions for damages and costs allegedly sustained by the plaintiffs. Management also considers other areas of the Company’s business that may be subject to litigation and liability for damages arising from errors in processing the pricing of prescription drug claims, failure to meet performance measures within certain contracts relating to its services performed or its ability to obtain certain levels of discounts or rebates on prescription purchases from retail pharmacies, drug manufacturers and third party administrators or other actions or omissions. Reserves for contingencies are based upon the Company’s consideration of these proceedings and disputes. Management assesses the probability that these contingencies will be realized, and whether the outcome is reasonably estimable. The Company’s estimates for reserves recorded may be impacted by the history of similar claims, the limitations of any insurance coverage, advice from outside counsel, and management’s strategy with regard to the settlement or defense against such claims and obligations.
Income taxes
The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Benefits from tax positions are recognized in the consolidated financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority having full knowledge of all relevant information. Management’s estimates of future operating results and tax planning strategies, assessment of the probability of future tax benefits realization, and the determination of the likelihood of tax positions being sustained upon exam, are key judgments which management makes which impact the accounting for income taxes and necessary valuation allowances.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE PRICE SENSITIVITY
As of December 31, 2010, the Company had cash and cash equivalents totaling $321.3 million, most of which is held in cash on deposit accounts. The Company previously paid interest based on the current LIBOR interest rate, however, the associated debt was fully repaid in December 2009, alleviating the Company’s exposure to interest rate risks for interest due on outstanding debt.
Throughout 2010, the Company’s effective interest income rate was less than 1%. Accordingly, the Company did not perform a sensitivity analysis as of December 31, 2010, assuming a hypothetical one percentage point decrease. As the interest rates at which the Company is earning interest are at historic lows, the Company would not expect a material change in its interest income if rates fell further than those applicable in 2010. Actual increases or decreases in earnings in the future could differ materially from this assumption based on the timing and amount of both interest rate changes and the levels of cash held by the Company. An analysis on the hypothetical impact to the Company’s interest expense was not performed since the long-term debt was extinguished during the fourth quarter of 2009, and the Company no longer has a risk due to interest rate fluctuations related to debt.
FOREIGN EXCHANGE RISK
The Company is subject to foreign exchange risk related to its operations in Canada. The Company does not enter into derivative instruments to mitigate this risk. Exposure to fluctuations in Canadian-dollar denominated transactions is partially offset by Canadian-dollar denominated assets and liabilities. The realized foreign exchange gains and losses for each of the periods presented were insignificant to the Company's consolidated operations. The Company performed a sensitivity analysis as of December 31, 2010, assuming a hypothetical 10% fluctuation in the U.S. dollar to Canadian dollar exchange rate. Holding other variables constant, a 10% fluctuation in either direction in the exchange rate would affect the Company’s pre-tax income by less than $0.1 million.
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
We have audited the accompanying consolidated balance sheets of SXC Health Solutions Corp. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity for each of the years in the three year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SXC Health Solutions Corp. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, in 2008, the Company changed the date of its annual goodwill impairment test from December 31 to October 31.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
 /s/  KPMG LLP

Chicago, Illinois
February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
SXC Health Solutions Corp.:
We have audited SXC Health Solutions Corp.’s (the Company’s) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired MedfusionRx, L.L.C. and certain affiliated entities and certain assets of Medtown South, L.L.C. (collectively, MedfusionRx) on December 28, 2010, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010, MedfusionRx's internal control over financial reporting associated with total assets of $125.9 million included in the consolidated financial statements of the Company as of December 31, 2010. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of MedfusionRx.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2010, and the related consolidated statements of operations, comprehensive income, cash flow and shareholders’ equity for the year then ended, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Chicago, Illinois
February 25, 2011

SXC HEALTH SOLUTIONS CORP.
Consolidated Balance Sheets

	December 31,
	2010	2009
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$321,284	$304,370
Restricted cash	13,790	14,169
Short term investments	—	4,639
Accounts receivable, net of allowance for doubtful accounts of $3,553 (2009 - $2,871)	122,175	97,330
Rebates receivable	34,249	17,630
Prepaid expenses and other assets	4,888	4,483
Inventory	8,736	7,106
Income tax recoverable	5,285	345
Deferred income taxes	6,647	9,875
Total current assets	517,054	459,947
Property and equipment, net of accumulated depreciation of
$35,861 (2009 - $27,421)	20,896	19,880
Goodwill	220,597	141,787
Other intangible assets, net of accumulated amortization of $31,687 (2009 - $23,831)	56,282	37,574
Deferred income taxes	665	1,641
Other assets	815	1,251
Total assets	$816,309	$662,080
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$30,930	$9,916
Customer deposits	15,376	14,832
Salaries and wages payable	12,833	12,349
Accrued liabilities	21,652	30,786
Pharmacy benefit management rebates payable	61,364	46,606
Pharmacy benefit claim payments payable	84,599	61,669
Deferred revenue	10,696	7,304
Total current liabilities	237,450	183,462
Deferred income taxes	15,111	13,597
Other liabilities	10,492	6,527
Total liabilities	263,053	203,586
Commitments and contingencies (Note 13)
Shareholders’ equity
Common shares: no par value, unlimited shares authorized; 61,602,997 shares issued and outstanding at December 31, 2010 (2009 — 60,114,562)	381,736	361,530
Additional paid-in capital	24,973	15,153
Retained earnings	146,547	81,812
Accumulated other comprehensive loss	—	(1)
Total shareholders’ equity	553,256	458,494
Total liabilities and shareholders’ equity	$816,309	$662,080
 See accompanying notes to the consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Revenue:
PBM	$1,841,600	$1,335,961	$771,840
HCIT	106,789	102,673	91,099
Total revenue	1,948,389	1,438,634	862,939
Cost of revenue:
PBM	1,681,944	1,197,757	702,333
HCIT	52,390	54,277	45,120
Total cost of revenue	1,734,334	1,252,034	747,453
Gross profit	214,055	186,600	115,486
Expenses:
Product development costs	12,428	11,951	10,105
Selling, general and administrative	89,254	85,797	68,792
Depreciation of property and equipment	5,995	5,811	4,810
Amortization of intangible assets	7,856	9,724	9,365
	115,533	113,283	93,072
Operating income	98,522	73,317	22,414
Interest income	(727)	(756)	(2,749)
Interest expense and other expense, net	1,693	5,988	4,859
Income before income taxes	97,556	68,085	20,304
Income tax expense (benefit):
Current	29,531	22,285	4,866
Deferred	3,290	(261)	325
	32,821	22,024	5,191
Net income	$64,735	$46,061	$15,113
Earnings per share:
Basic	$1.07	$0.89	$0.33
Diluted	$1.03	$0.86	$0.32

See accompanying notes to the consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Net income	$64,735	$46,061	$15,113
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges and other (net of income tax expense of $1 and $255 in 2010 and 2009, respectively, and net of income tax benefit of $254 in 2008)	1	429	(430)
Comprehensive income	$64,736	$46,490	$14,683
See accompanying notes to the consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$64,735	$46,061	$15,113
Items not involving cash:
Stock-based compensation	5,895	3,657	4,080
Depreciation of property and equipment	8,439	8,014	6,615
Amortization of intangible assets	7,856	9,724	9,365
Deferred lease inducements and rent	(462)	(593)	(304)
Deferred income taxes	3,290	(261)	325
Tax benefit on option exercises	(13,107)	(4,464)	(798)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(9,456)	(16,705)	8,005
Rebates receivable	(16,619)	11,956	(2,383)
Restricted cash	379	(1,671)	632
Unbilled revenue	—	73	1,122
Prepaid expenses	(824)	(72)	107
Inventory	501	(401)	(83)
Income tax recoverable	10,523	6,098	677
Accounts payable	2,169	1,635	1,678
Accrued liabilities	(9,517)	(1,139)	4,845
Pharmacy benefit claim payments payable	22,930	10,263	(205)
Pharmacy benefit management rebates payable	14,758	10,280	(8,357)
Deferred revenue	3,265	(630)	1,305
Customer deposits	544	2,957	(490)
Other	965	1,602	335
Net cash provided by operating activities	96,264	86,384	41,584
Cash flows from investing activities:
Acquisitions, net of cash acquired	(99,200)	(2,176)	(104,769)
Purchases of property and equipment	(9,070)	(8,994)	(8,410)
Lease inducements received	—	—	373
Proceeds from sale of short term investments	6,828	449	—
Purchases of short term investments	(2,208)	(5,098)	—
Net cash used in investing activities	(103,650)	(15,819)	(112,806)
Cash flows from financing activities:
Proceeds from exercise of options	11,024	6,264	1,549
Tax benefit on option exercises	13,107	4,464	798
Proceeds from public offering, net of issuance costs	—	203,121	—
Repayment of long-term debt	—	(47,640)	(360)
Payment of financing costs	—	—	(1,792)
Proceeds from issuance of long term debt	—	—	48,000
Net cash provided by financing activities	24,131	166,209	48,195
Effect of foreign exchange on cash balances	169	(119)	(187)
Increase (decrease) in cash and cash equivalents	16,914	236,655	(23,214)
Cash and cash equivalents, beginning of period	304,370	67,715	90,929
Cash and cash equivalents, end of period	$321,284	$304,370	$67,715

See accompanying notes to consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

					Accumulated Other Comprehensive Loss
	Common Shares		Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
	(In thousands, except share data)
Balance at December 31, 2007	41,971,868	$103,520	$8,299	$20,638	$—	$132,457
Net income	—	—	—	15,113	—	15,113
Issuance of shares under ESPP	4,772	32	—	—	—	32
Issuance of shares for acquisition	5,571,920	40,926	—	—	—	40,926
Costs to issue shares for acquisition	—	(362)	—	—	—	(362)
Exercise of stock options	582,916	2,262	(713)	—	—	1,549
Vesting of restricted stock units	74,588	610	(610)	—	—	—
Tax benefit on options exercised	—	—	798	—	—	798
Stock-based compensation	—	—	4,080	—	—	4,080
Other comprehensive loss, net of tax	—	—	—	—	(430)	(430)
Balance at December 31, 2008	48,206,064	146,988	11,854	35,751	(430)	194,163
Net income	—	—	—	46,061	—	46,061
Exercise of stock options	1,465,674	9,063	(2,799)	—	—	6,264
Issuance of common shares	10,350,000	203,121	—	—	—	203,121
Issuance of common shares for acquisition	494	4	—	—	—	4
Vesting of restricted stock units	92,330	2,023	(2,023)	—	—	—
Tax benefit on options exercised	—	—	4,464	—	—	4,464
Stock-based compensation	—	—	3,657	—	—	3,657
Tax benefit of share issuance costs	—	331	—	—	—	331
Discontinuance of hedge accounting, net of tax	—	—	—	—	430	430
Other comprehensive income, net of tax	—	—	—	—	(1)	(1)
Balance at December 31, 2009	60,114,562	361,530	15,153	81,812	(1)	458,494
Net income	—	—	—	64,735	—	64,735
Exercise of stock options	1,366,193	15,643	(4,619)	—	—	11,024
Vesting of restricted stock units	122,242	4,563	(4,563)	—	—	—
Tax benefit on options exercised	—	—	13,107	—	—	13,107
Stock-based compensation	—	—	5,895	—	—	5,895
Other comprehensive income, net of tax	—	—	—	—	1	1
Balance at December 31, 2010	61,602,997	$381,736	$24,973	$146,547	$—	$553,256

See accompanying notes to the consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business
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
On December 28, 2010, the Company completed its acquisition of MedfusionRx, L.L.C. and certain affiliated entities and certain assets of Medtown South, L.L.C. (collectively, "MedfusionRx"). Effective April 30, 2008, the Company completed its acquisition of National Medical Health Card Systems, Inc. (“NMHC”). Please see Note 4 for more information on these acquisitions.

2.     Significant Accounting Policies
(a) Significant accounting policies are summarized below:

Basis of presentation:
The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. Amounts in the consolidated financial statements are expressed in U.S. dollars, except where otherwise indicated. Certain reclassifications have been made to conform the prior years’ consolidated financial statements to the current year’s presentation.
Subsequent events:
As of the issuance date of the Company’s consolidated financial statements, no subsequent events have occurred that would require adjustment to, or disclosure in, the consolidated financial statements in accordance with the Financial Accounting Standards Board’s (“FASB”) guidance.
Accounting Standards Codification:
Effective with the quarter ended September 30, 2009, the Company adopted the FASB’s Accounting Standards Codification (“the Codification”), which is now the exclusive authoritative reference for nongovernmental U.S. GAAP. Where applicable, titles and references to accounting standards have been updated to reflect the Codification.
Use of estimates:
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition, purchase price allocation in connection with acquisitions, valuation of property and equipment, valuation of intangible assets acquired and related amortization periods, impairment of goodwill, contingencies, valuation allowances for receivables and income taxes. Actual results could differ from those estimates.
Revenue recognition:
The Company's revenue is derived from prescription drug sales along with transaction processing services, maintenance, professional services, and systems sales (including software license and hardware sales).
The Company recognizes revenue when all of the following conditions are satisfied: (i) there is persuasive evidence of an arrangement; (ii) the service or product has been provided to the customer and no uncertainties exist surrounding product acceptance; (iii) the amount of fees to be paid by the customer is fixed or determinable; and (iv) the collection of fees is reasonably assured.
When the Company enters into arrangements with multiple deliverables, exclusive of arrangements with software deliverables, it applies the FASB's guidance for revenue arrangements with multiple deliverables and evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (i) whether the delivered item has value to the customer on a stand-alone basis, and (ii)  if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Revenue is allocated to each unit of accounting or element based on relative selling prices. The Company determines relative selling prices by using either (i) vendor specific objective evidence (“VSOE”) if it exists; or (ii) third-party evidence of selling price ("TPE"). When neither VSOE nor TPE of selling price exists for a deliverable, the Company uses its best estimate of the selling price for that deliverable.
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

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When the Company enters into arrangements with multiple deliverables involving software, the Company applies the American Institute of Certified Public Accountant’s ("AICPA") accounting guidance for software. The entire arrangement fee is allocated to each element in the arrangement based on the respective VSOE of fair value of each element.
When an arrangement includes software and non-software deliverables, the Company allocates the arrangement consideration to the non-software deliverables, and to the software deliverables as a group, based on the relative selling prices of all deliverables in the arrangement. When a tangible product contains software that is not essential to the product’s functionality, that nonessential software and any other deliverables within the arrangement that relate to that nonessential software, are accounted for under accounting guidance for software. The non-software deliverables sold by the Company typically do not include software deliverables that are considered essential to the functionality of a tangible product.
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
For transactions at retail pharmacies, under the terms of the customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants. The Company does not assume liability for participant co-payments in retail pharmacy transactions, and therefore does not include participant co-payments in revenue or cost of revenue. If these amounts were included in the Company’s operating results, its operating income and net income would not have been affected.
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
HCIT revenue: HCIT revenues are generated from transaction processing, system sales, maintenance, and professional services. Revenue is recognized for the specific types of HCIT transactions as follows:
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
System sales revenue:  Revenue from software licenses is recognized in accordance with the AICPA's accounting guidance for software.  Revenue is recognized when all the conditions described above are satisfied. In the event the fee is not fixed or determinable, revenue is recognized as the payments become due from the customer. In cases where collection is not deemed probable, revenue is recognized upon receipt of cash, assuming all other criteria have been met.
Typically, software license agreements are multiple element arrangements as they may also include professional services, related maintenance, hardware, and implementation services fees. Arrangements that include non-software elements are evaluated to determine whether those services are considered essential to the functionality of the software. In general, the software sold by the Company is not essential to the functionality of the non-software elements, including tangible products, sold by the Company; accordingly, all software elements in multiple element arrangements are recognized under accounting guidance for software.
When non-software elements are not considered essential to the functionality of the software and significant customization of the software is not required, the entire arrangement fee is allocated to each element in the arrangement based on the respective VSOE of fair value of each element. VSOE of fair value used in determining the fair value of license revenues is based on the price charged by the Company when the same element is sold in similar volumes to a customer of similar size and nature on a stand-alone basis. As the Company has not sold many licenses over the past several years, VSOE of fair value for licenses is not always established. VSOE used in determining revenue for consulting is based on the standard daily rates for the type of services being provided multiplied by the estimated time to complete the task. VSOE used in determining the fair value of maintenance and technical support is based on the annual renewal rates. The revenue allocable to the consulting services is recognized as the services are performed. In instances where VSOE exists for undelivered elements but does not exist for delivered elements of a software arrangement, the Company uses the residual method of allocation of the arrangement fees for revenue recognition purposes. The Company has used the residual method of revenue recognition to determine the amount of revenue to be applied to any software licenses that contain multiple elements for the periods covered in this Annual Report as VSOE of fair value of the software licenses was not available. If VSOE of fair value cannot be established for the undelivered elements of a license agreement, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or VSOE can be established.

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Cash and cash equivalents:
The Company considers cash on hand, deposits in banks, money market funds, and bank term deposits with original maturities of ninety days or less as cash and cash equivalents. The amounts presented in the consolidated balance sheets approximate fair value of cash and cash equivalents. These assets are deemed level one securities in the fair value hierarchy.
Restricted cash:
Restricted cash balances at December 31, 2010 are restricted as to use and relate primarily to minimum cash balances required in accordance with various state statutes, contractual terms with customers and other customer restrictions related to the Company’s PBM business.
Short-term investments:
As of December 31, 2009, the Company held debt securities, U.S. government treasuries, and other short-term investments that were classified as available-for-sale securities. These securities were classified as available-for-sale since they did not qualify as trading securities or as held-to-maturity securities. Management assessed the classification of each investment at the purchase date, and reviewed the classification at each reporting period. The available-for-sale securities were carried at fair value based on current market prices obtained from industry pricing sources (e.g. Bloomberg). Unrealized gains and losses on the securities were recorded in other comprehensive income, net of tax. The securities had maturities of less than one year, and were accordingly classified as current assets. As of December 31, 2010, the Company did not hold any debt securities, U.S. government treasuries, and other short-term investments.
The Company considered the need to review its investments for an other-than-temporary impairment at each reporting period. The Company reviewed each investment that had a fair value below its amortized cost basis and considered whether the decline in the asset’s value is temporary. For those impairments deemed other-than-temporary, a charge would be recorded to current period earnings. The Company did not record any other-than-temporary impairment charges during 2010 or 2009.
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
The fair value of the contingent purchase price liability associated with the acquisition of MedfusionRx is based upon a probability weighted discounted cash flow model, based on the Company's expectation of the amount to be paid in the future to settle the contingent purchase price. The inputs utilized in calculating the fair value of the contingent purchase price liability are not observable in the market place. The fair value of the Company’s interest rate contracts is based upon observable market-based inputs that reflect the current value of the difference between the fixed rate payments the Company will make to the counter party, and the future variable rate receipts from the counterparty. The Company’s short-term investments held at December 31, 2009 were valued based upon market prices for those specific securities obtained from industry pricing sources.
Other assets and liabilities held by the Company deemed as financial instruments and required to be carried at fair value include cash and cash equivalents, accounts receivable, rebates receivable, accounts payable, salaries and wages payable, accrued liabilities (current portion), pharmacy benefit management rebates payable and pharmacy benefit claim payments payable. The estimated fair values of these financial instruments approximate their carrying amounts due to the short-term nature of their maturities.
Deferred charges:
Deferred charges consisted of deferred financing costs relating to the issuance of long-term debt. Amortization was provided using the effective-interest method over the term of the related debt. As of December 31, 2009, the Company expensed all of the remaining deferred financing costs due to the extinguishment of the Company’s long-term debt associated with these costs.
Inventory:
Inventory consists primarily of prescription drugs and medical supplies, computer hardware and sub-licensed software held for resale and is carried at the lower of cost or net realizable value. Inventory costs are calculated using the first-in, first-out method and the weighted-

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average method.
Property and equipment:
Property and equipment (“P&E”) are stated at cost less accumulated depreciation. Depreciation is generally calculated over the expected estimated useful lives of the assets. Assets are depreciated in the following manner: 1) Furniture and equipment is depreciated using the straight- line method based on a useful life of five years, 2) Computer equipment and software assets are depreciated using a straight-line method and a useful life of three to five years, and 3) Leasehold improvements are depreciated on a straight-line basis over the shorter of the asset’s life or the lease term.
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
Impairment of long-lived assets:
Long-lived assets or asset groups held and used, including P&E and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; the accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its previously estimated useful life. Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset or asset group. An impairment loss is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss is measured as the amount by which the carrying amount exceeds fair value. During each of the years ended December 31, 2010, 2009, and 2008, no events or circumstances occurred that indicated that the carrying amounts of the long-lived assets may not be recoverable.
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
The impairment test is carried out in two steps. In the first step, the carrying amount of the reporting unit is compared with its fair value. When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of the impairment test is unnecessary. The second step is carried out when the carrying amount of a reporting unit exceeds its fair value, in which case the implied fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the value of goodwill is determined in a business combination using the fair value of the reporting unit as if it was the purchase price. When the carrying amount of reporting unit goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess and is presented as a separate line item in the consolidated statements of operations. The Company completed its goodwill impairment test for 2010 and determined no impairment existed. Based on the testing results, an impairment in the near future is not considered reasonably likely. The Company previously completed the impairment test in 2009 and 2008 and concluded no impairment existed.
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
Intangible assets with finite useful lives are amortized over their estimated useful lives on either a straight-line basis or in proportion to the economic benefits expected to be consumed. Customer relationships acquired with the acquisition of NMHC and MedfusionRx are amortized over 8 years and 5 years, respectively, based on projected cash flows associated with existing customers at the acquisition date. The

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining customer relationships are currently amortized over either five years or ten years on a straight-line basis. The remaining intangible assets are amortized on a straight-line basis over 1 to 15 years.
Customer deposits:
The Company requires deposits from certain customers in order to satisfy liabilities incurred by the Company on the customer’s behalf for the adjudication of pharmacy claims. Customer deposits totalled $15.4 million and $14.8 million as of December 31, 2010 and 2009, respectively.
Rebates:
The Company administers a rebate program through which it receives rebates and administrative fees from pharmaceutical manufacturers and third party administrators that are shared with a majority of the Company’s customers. The rebates earned for the administration of the program are recorded as a reduction of cost of revenue and the portion of the rebate payable to customers is treated as a reduction of revenue. Rebates receivable include billed and unbilled PBM receivables from pharmaceutical manufacturers and third party administrators. The Company records the gross rebate receivable and the related payable to the customers based on estimates, which are subject to final settlement due to the required validation of claims data submitted to the pharmaceutical manufacturers and third party administrators, as well as contingent items contained in the total calculation for rebates earned. The estimates are based upon claims submitted and the Company’s rebate contracts, and are adjusted as additional information becomes available. Upon billing the pharmaceutical manufacturer or third party administrator, any difference between the Company’s estimate and the actual amount of the rebate receivable is recorded to cost of revenue, net of the estimated impact to the Company’s customers. The Company generally pays rebates to its customers on a quarterly basis, or as agreed upon with its customers. There are certain instances where the Company pays rebates to its customers on a more accelerated basis.
In late 2008, the Company entered into new contracts for manufacturer rebates and currently only acts as the principal contracting party. Prior to entering into the new contracts, the Company had two rebate programs. In one of the programs the Company acted as an agent for its customers, and in the other as a principal, as it acts in the current rebate program.
As of December 31, 2010 and 2009, total unbilled pharmaceutical manufacturer rebates receivable amounted to $9.3 million and $7.0 million, respectively.
Research and product development:
Research costs are expensed as incurred. Costs related to development of software are expensed as incurred unless such costs meet the criteria for capitalization and amortization. The Company has not capitalized any software development costs incurred during 2010, 2009, or 2008.
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
Foreign currency:
The Company’s functional currency and reporting currency is the U.S. dollar. Monetary items denominated in foreign currency are translated to U.S. dollars at exchange rates in effect at the balance sheet date and non-monetary items are translated at rates in effect when the assets were acquired or obligations incurred. Revenue and expenses are translated at rates in effect at the time of the transactions. Foreign exchange gains and losses are included in the consolidated statements of operations as "Other (income) expense."
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
Income taxes:

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company recognizes liabilities for uncertain tax positions, although the Company believes its tax position is supportable, when the Company believes that the tax positions may not be fully sustained upon review by tax authorities. Benefits from uncertain tax positions are recognized in the consolidated financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority having full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
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
Revenue arrangements with multiple deliverables:
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

Revenue arrangements that include software elements:
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

3. Stock split
On September 2, 2010, the Company announced that its board of directors had declared a two-for-one stock split effected by a stock dividend on the issued and outstanding common shares of the Company. On September 17, 2010, shareholders of record at the close of business on September 14, 2010 were issued one additional common share for each share owned as of that date. All share and per share data presented in this Annual Report have been adjusted to reflect this stock split.

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Business Combinations
MedfusionRx Acquisition

On December 28, 2010, the Company, through its direct wholly owned subsidiary SXC Health Solutions, Inc. (“SXC Inc.”), completed the acquisition of MedfusionRx, L.L.C. and certain affiliated entities and certain assets of Medtown South, L.L.C (collectively, "MedfusionRx"), a specialty pharmacy provider with significant expertise in providing clinical services to patients with complex chronic conditions. The purchase price for MedfusionRx was $101.7 million in cash, subject to a customary post-closing working capital adjustment, and an opportunity for the former owners of MedfusionRx to earn an additional $5.5 million in cash, subject to the satisfaction of certain performance targets in the 2012 fiscal year, in each case based upon the terms and subject to the conditions contained in the Purchase Agreement. MedfusionRx's results of operations from the date of acquisition through December 31, 2010 were not material to the Company’s results of operations for 2010.

The acquisition of MedfusionRx will help transform the Company's Specialty Service pharmacy business by expanding its presence and enhancing its capabilities in this rapidly growing segment of the PBM industry. The acquisition will also provide an opportunity to create new revenues and generate cost savings through purchasing synergies.
The purchase price of the acquired MedfusionRx operations was comprised of the following (in thousands):

Cash payment to MedfusionRx shareholders	$101,716
Fair value of contingent purchase price	4,865
Total purchase price	$106,581

The MedfusionRx purchase agreement includes contingent purchase price consideration in the form of an earn-out payment of up to $5.5 million contingent upon the MedfusionRx book of business meeting or exceeding certain gross profit targets for the 2012 fiscal year. The $4.9 million fair-value of the contingent purchase price was accrued at the date of acquisition as part of the total consideration transferred. The Company utilized a probability weighted discounted cash flow method to arrive at the fair value of the contingent consideration. The Company will continue to reassess the fair value of the contingent purchase price until the applicable earn-out period has lapsed. Any future changes to the fair value of the contingent purchase price will be recognized in earnings of the Company. As the fair value measurement for the contingent consideration is based on inputs not observed in the market, the measurement is classified as a Level 3 measurement as defined by fair value measurements guidance.

Costs related to the MedfusionRx acquisition of $2.4 million are included in selling, general and administrative expenses for the year ended December 31, 2010. The costs incurred are comprised of legal, accounting, valuation, and professional services fees associated with the MedfusionRx acquisition.
Purchase Price Allocation
The MedfusionRx acquisition was accounted for under the acquisition method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. All of the assets and liabilities recorded for the MedfusionRx acquisition are included within the Company's PBM segment. Goodwill is non-amortizing for financial statement purposes and the entire goodwill balance generated from the MedfusionRx acquisition is tax deductible.
The following summarizes the preliminary fair values assigned to the assets acquired and liabilities assumed at the acquisition date and are subject to change. The purchase price allocation and related valuation process are not complete. Final determination of the fair value may result in further adjustments to the amounts presented below (in thousands):

Current assets	$20,736
Property and equipment	360
Goodwill	78,539
Intangible assets	26,262
Total assets acquired	125,897
Current liabilities	19,316
Total liabilities assumed	$19,316
Net assets acquired	$106,581
During the year ended December 31, 2010, the Company did not recognize any amortization expense from intangible assets acquired due to the timing of when the acquisition of MedfusionRx closed. Amortization related to the intangible assets acquired from the MedfusionRx acquisition is expected to be $7.0 million in 2011.

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair values and useful lives of intangible assets acquired are as follows (dollars in thousands):

	Fair Value	Useful Life
Trademarks/Trade names	$10,000	10 years
Customer relationships	14,562	5 years
Non-compete agreements	1,400	5 years
License	300	3 years
Total	$26,262
None of the acquired intangible assets will have any residual value at the end of the amortization periods. There were no in-process research and development assets acquired.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined historical results of operations of the Company and MedfusionRx as if the acquisition had occurred on the first day of the comparable period presented. The unaudited pro forma financial information includes certain adjustments related to the acquisition, such as increased amortization from the fair value of intangible assets acquired recorded as part of the purchase accounting, and consequential income tax effects from the acquisition. Unaudited pro forma results of operations are as follows (dollars in thousands, except share and per share amounts):

	Years Ended December 31,
	2010	2009
Revenue	$2,202,386	$1,636,903
Gross profit	$238,551	$209,180
Net income	$67,956	$44,841
Earnings per share:
Basic	$1.12	$0.86
Diluted	$1.08	$0.84
Weighted average shares outstanding:
Basic	60,736,831	52,008,408
Diluted	63,136,600	53,594,746
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
NMHC Acquisition
Effective April 30, 2008, the Company completed the acquisition of NMHC, a PBM company, in an exchange offer of (i) 0.434 of a Company common share and (ii) $7.70 in cash for each outstanding NMHC common share. Total deal consideration approximated $143.8 million, which included the issuance of 5,571,920 Company common shares. The value of the common shares issued was based on the average market price of the Company’s common shares from a few days before to a few days after the agreement was finalized and announced. To fund the transaction, the Company entered into a six-year $48.0 million term loan agreement. The Company also signed a $10.0 million senior secured revolving credit agreement. NMHC results of operations are included in the consolidated financial statements from the date of acquisition.
Prior to the NMHC acquisition, the Company and one of NMHC’s subsidiaries, NMHCRX, Inc., were parties to a consulting agreement and software license and maintenance agreements pursuant to which the Company licensed, and provided consulting and support services in connection with, certain computer software for one of NMHCRX, Inc.’s claims adjudication systems.
The Company and NMHC have similar missions and core values, and the Company believes the synergies gained from this business combination will create long-term value for customers, vendors and shareholders, as well as opportunities for new and existing employees by making the Company better positioned to compete in the changing PBM environment.

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price of the acquired NMHC operations was comprised of the following (in thousands):

Cash payment to NMHC shareholders	$98,711
Value assigned to shares issued	40,930
Direct costs of the acquisition	4,114
Total purchase price	$143,755
Direct Costs of the Acquisition
Direct costs of the acquisition include investment banking fees, legal and accounting fees and other external costs directly related to the acquisition.
Purchase Price Allocation
The acquisition was accounted for under the purchase method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired and liabilities assumed was recorded as goodwill and allocated to the Company's PBM segment. Goodwill is non-amortizing for financial statement purposes and is not tax deductible. The changes in goodwill from December 31, 2008 are primarily due to deferred tax adjustments, changes in the estimated fair value of acquired fixed assets, and revisions to the estimated fair values of assumed liabilities related to the NMHC acquisition. During the third quarter of 2009, the Company recorded an adjustment to goodwill and deferred tax liabilities. The adjustment decreased goodwill and decreased deferred tax liabilities (non-current) by approximately $2.1 million.
The following summarizes the final fair values assigned to the assets acquired and liabilities assumed at the acquisition date (in thousands):

Current assets	$115,864
Property and equipment	3,495
Goodwill	122,122
Intangible assets	44,420
Other assets	1,258
Total assets acquired	287,159
Current liabilities	132,618
Deferred income taxes	10,490
Other liabilities	296
Total liabilities assumed	143,404
Net assets acquired	$143,755
During the year ended December 31, 2010, the Company recognized $6.0 million of amortization expense from intangible assets acquired. Amortization for 2011 is expected to be $5.3 million.
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
Zynchros acquisition
On December 22, 2008, the Company announced that it had acquired the assets of Zynchros, a privately-owned leader in formulary management solutions, in a cash transaction effective December 19, 2008. Founded in 2000, Zynchros provides a suite of on-demand formulary

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management tools to approximately 45 health plan and PBM customers. The zynchros.com platform helps payors to effectively manage their formulary programs, and to maintain Medicare Part D compliance of their programs. The Company recorded identifiable intangible assets of $1.7 million with estimated useful lives of 4 to 5 years and goodwill of $2.4 million associated with the acquisition. The goodwill acquired was allocated to the Company’s HCIT segment. Zynchros results of operations are included in the 2008 consolidated statement of operations for the period from December 19, 2008 through December 31, 2008 and were not material to the Company’s results of operations for the twelve months then ended.

5.    Property and equipment
Net property and equipment was made up of the following at December 31, 2010 and 2009:

December 31, 2010	Cost	Accumulated Depreciation	Net Book Value
	(In thousands)
Furniture and equipment	$5,800	$(3,295)	$2,505
Computer equipment and software	44,045	(29,142)	14,903
Leasehold improvements	6,912	(3,424)	3,488
	$56,757	$(35,861)	$20,896

December 31, 2009	Cost	Accumulated Depreciation	Net Book Value
	(In thousands)
Furniture and equipment	$5,161	$(2,638)	$2,523
Computer equipment and software	35,928	(22,062)	13,866
Leasehold improvements	6,212	(2,721)	3,491
	$47,301	$(27,421)	$19,880
Depreciation expense, including property and equipment acquired under capital leases, totaled $8.4 million, $8.0 million, and $6.6 million for the years ended December 31, 2010, 2009, and 2008, respectively. Of the total depreciation expense, $2.4 million, $2.2 million, and $1.8 million was related to the data center operations and allocated to cost of revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

6.    Other intangible assets
Definite-lived intangible assets are amortized over the useful lives of the related assets. The components of intangible assets were as follows (in thousands):

	December 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$68,624	$25,493	$43,131	$53,760	$18,116	$35,644
Acquired software	3,765	3,272	493	3,765	2,932	833
Trademarks/Trade names	11,370	1,252	10,118	1,370	1,188	182
Non-compete agreements	2,910	1,492	1,418	1,510	1,484	26
Licenses	1,300	178	1,122	1,000	111	889
Total	$87,969	$31,687	$56,282	$61,405	$23,831	$37,574
Future amortization associated with intangible assets at December 31, 2010 is estimated to be $14.2 million in 2011, $11.5 million in 2012, $9.6 million in 2013, $8.2 million in 2014, $6.0 million in 2015 and $6.7 million for years after 2015.

7.    Long-term liabilities
Long-term debt:
On April 25, 2008, the Company’s U.S. subsidiary, SXC Inc., entered into a credit agreement (the “Credit Agreement”) providing for up to $58 million of borrowings, consisting of (i) a $10 million senior secured revolving credit facility (including borrowing capacity available for letters of credit and for borrowings on same-day notice) referred to as a swing loan (the “Revolving Credit Facility”) and (ii) a $48 million senior secured term loan (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). On April 29, 2008, US Corp. borrowed $48 million under the Term Loan Facility to pay a portion of the consideration in connection with the acquisition of NMHC and certain transaction fees and expenses related to the acquisition.

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company repaid the entire outstanding principal under the Term Loan Facility on December 31, 2009. In exchange for a payment of $45.6 million, the Company was relieved of its future obligations to the lender. The Company also cancelled the Revolving Credit Facility on the same date. There was no gain or loss on extinguishment of the principal balance of the debt when it was repaid to the lender; however, the Company recorded a charge of $1.1 million to interest expense upon the extinguishment to expense the unamortized financing costs related to the Credit Facilities. The financing costs initially were $1.8 million and had been presented on the consolidated balance sheet as deferred financing charges. These costs were previously amortized into interest expense over the life of the loan using the effective interest method.

8.    Shareholder's Equity

(a)	Common shares:
(i) Authorized:  Unlimited no par voting common shares
(ii) Issued and outstanding:

	Number of Shares	Amount
	(In thousands except per share data)
Balance, December 31, 2007	41,971,868	$103,520
Issuance of common shares (iii)	5,571,920	40,926
Issuance of common shares under ESPP	4,772	32
Vesting of restricted stock units	74,588	610
Stock issuance costs	—	(362)
Exercise of options	582,916	2,262
Balance, December 31, 2008	48,206,064	146,988
Issuance of common shares (iii)	10,350,494	203,125
Tax benefit of share issuance costs	—	331
Vesting of restricted stock units	92,330	2,023
Exercise of options	1,465,674	9,063
Balance, December 31, 2009	60,114,562	361,530
Vesting of restricted stock units	122,242	4,563
Exercise of options	1,366,193	15,643
Balance, December 31, 2010	61,602,997	$381,736
For the years ended December 31, 2010, 2009 and 2008, proceeds from the exercise of stock options totaled $11.0 million, $6.3 million, and $1.5 million, respectively. The additional amounts recorded for option exercises relate to the reclassification of the fair value of those options from additional paid-in capital to common shares.
(iii) Issuance of common shares:
Effective April 30, 2008, the Company completed the acquisition of NMHC in an exchange offer of (i) 0.434 of a common share of the Company’s common stock and (ii) $7.70 in cash for each outstanding NMHC common share. The Company issued 5,571,920 shares of its common stock in connection with the acquisition during 2008, and an additional 494 shares were issued during 2009.
On September 23, 2009, the Company completed a public offering of 10,350,000 shares of its common stock. The shares were offered to the public at a price of $20.75 per share. The gross proceeds to the Company from the offering totalled $214.8 million, excluding $11.7 million for underwriting discounts and commissions, and other offering costs.

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

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

committee. Options issued under the LTIP entitle holders to purchase one common share as defined by the LTIP.
The LTIP replaced the Plan, and no further grants or awards will be issued under the Plan. At December 31, 2010, 3,524,177 common shares had been reserved for issuance under the LTIP and the Plan.
Prior to May 2007, all stock options awarded by the Company were denominated in Canadian dollars as required by the Plan in effect at the grant date. Amendments to the Plan in May 2007 permitted the Company to denominate stock option awards in either Canadian or U.S. dollars. All grants made subsequent to May 2007 are denominated in U.S. dollars.
The following table summarizes activity related to stock options denominated in Canadian dollars for each of the years in the three-year period ended December 31, 2010:

	2010		2009		2008
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	963,690	$6.31	2,268,788	$5.22	2,905,204	$4.77
Granted	—	$—	—	$—	—	$—
Exercised	(711,212)	$6.59	(1,295,098)	$4.43	(582,916)	$2.81
Expired	—	$—	—	$—	(6,000)	$7.18
Forfeited	—	$—	(10,000)	$3.30	(47,500)	$7.11
Outstanding, end of period	252,478	$5.49	963,690	$6.31	2,268,788	$5.22
Options exercisable, end of period	252,478	$5.49	920,690	$6.24	2,181,792	$5.12
The Company ceased granting Canadian dollar stock options in 2007. All Canadian dollar options outstanding expire five years from the date of vesting.
The following table summarizes the information about the Canadian dollar stock options outstanding at December 31, 2010 in Canadian dollars:

Range of Exercise Price	Options Outstanding and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 1.54 - $ 3.30	86,566	1.52	$3.30
$ 3.66 - $ 6.80	48,786	1.26	$4.36
$ 7.18 - $12.19	117,126	1.94	$7.59
$ 1.54 - $12.19	252,478	1.66	$5.49
The aggregate intrinsic value and remaining contractual term of exercisable stock options at December 31, 2010 was approximately $9.4 million (Cdn.$9.4 million) and 1.66 years, respectively.
The total intrinsic value of Canadian stock options exercised during the years ended December 31, 2010, 2009, and 2008 was as follows (in thousands):

	2010	2009	2008
U.S. dollars	$20,340	$12,399	$2,790
Canadian dollars	$20,656	$13,791	$2,972
The total fair value of Canadian stock options which vested during the years ended December 31, 2010, 2009, and 2008 was as follows (in thousands):

	2010	2009	2008
U.S. dollars	$329	$275	$1,228
Canadian dollars	$348	$317	$1,494
As of December 31, 2010, there was no unrecognized compensation cost related to Canadian dollar stock options as all options were fully vested.
The following table summarizes activity related to stock options denominated in U.S. dollars for the years ended December 31,

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010, 2009, and 2008. The Company began issuing these stock options subsequent to May 2007:

	2010		2009		2008
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	2,101,638	$37.94	1,917,600	$8.59	1,072,000	$10.94
Granted	184,780	$33.07	390,214	$13.25	1,021,900	$6.52
Exercised	(654,981)	$9.77	(170,576)	$7.93	—	$—
Expired	—	$—	(1,050)	$10.05	(6,250)	$11.26
Forfeited	(134,456)	$11.88	(34,550)	$38.30	(170,050)	$10.88
Outstanding, end of period	1,496,981	$12.06	2,101,638	$37.94	1,917,600	$8.59
Options exercisable, end of period	453,634	$9.18	570,506	$38.64	283,250	$10.38
U.S. dollar options granted during 2010, 2009, and 2008 were primarily subject to a graded vesting schedule of four years. U.S. dollar options granted expire five to seven years from the grant date.
The following table summarizes the information about the U.S. dollar stock options outstanding at December 31, 2010:

Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
	(In U.S. dollars)
$5.23 - $6.41	354,020	2.05	$5.75	118,180	$5.84
$7.18 - $8.00	334,896	2.56	$7.35	112,396	$7.41
$8.32 - $11.79	315,250	1.22	$11.32	150,750	$11.08
$12.77 - $45.36	492,815	5.71	$20.27	72,308	$13.43
$5.23 - $45.36	1,496,981	3.19	$12.06	453,634	$9.18
The aggregate intrinsic value and remaining contractual term of exercisable stock options at December 31, 2010 was $15.2 million and 2.16 years, respectively. The aggregate intrinsic value and remaining contractual term of all vested options and options that are expected to vest are $46.1 million and 3.19 years, respectively. The intrinsic value of options exercised during 2010 and 2009 was $17.5 million and $2.5 million, respectively. There were no options exercised during 2008. The total fair value of stock options which vested during the years ended December 31, 2010, 2009, and 2008 was approximately $2.3 million, $1.6 million, and $0.8 million, respectively.
As of December 31, 2010, there was $4.8 million of unrecognized compensation cost related to U.S. dollar stock options which is expected to be recognized over a weighted-average period of 1.2 years.

(c)	Employee Stock Purchase Plan:
On May 16, 2007, shareholders of the Company approved the creation of the Employee Stock Purchase Plan (“ESPP”) which allows eligible employees to withhold annually up to a maximum of 15% of their base salary, or $25,000, subject to U.S. Internal Revenue Service limitations, for the purchase of the Company’s common shares. Common shares will be purchased on the last day of each offering period at a discount of 5% of the fair market value of the common shares on such date. The aggregate number of common shares that may be awarded under the ESPP may not exceed 200,000 common shares.
During the first quarter of 2009, the ESPP was amended so that the common shares available for purchase under the ESPP are drawn from reacquired common shares purchased on behalf of the Company in the open market. Prior to the amendment in 2009, the common shares available for purchase under the ESPP were drawn from either authorized but previously un-issued common shares or from reacquired common shares, including those purchased by the Company in the open market. During 2010, 2009, and 2008, the Company delivered 7,072, 12,396, and 4,772 common shares, respectively, under the ESPP.
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
The Company assumed 341,000 restricted stock units (“RSUs”) of NMHC after the acquisition, which converted into 253,498 RSUs

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Company. The RSUs vested 33% each in November 2008, November 2009 and November 2010.

In September 2008, the Company granted an additional 102,000 RSUs with a grant date fair value of $7.95 per share to certain new employees who were previous employees of NMHC. These restricted stock units vest in one-fourth increments on each grant date anniversary.
During 2010, the Company granted 131,520 time-based RSUs and 116,480 performance based RSUs to its employees and non-employee directors with an average grant date fair value of $32.20. During 2009, the Company granted 203,870 time-based RSUs and 140,540 performance based RSUs to its employees and non-employee directors with an average grant date fair value of $13.11. Time-based RSUs vest on a straight-line basis over a range of three to four years and performance-based RSUs cliff vest based upon reaching agreed upon three-year performance conditions. The number of outstanding performance-based RSUs as of December 31, 2010, assumes the associated performance targets will be met at the maximum level for the performance-based RSUs.
At December 31, 2010, there were 282,232 time-based RSUs and 237,260 performance based RSUs outstanding. The total intrinsic value of RSUs that vested during the year was $4.6 million. At December 31, 2010, there was $8.9 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted-average period of 1.33 years. The following table summarizes the information about RSUs at December 31, 2010, 2009, and 2008:

	2010		2009		2008
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested balance as of the beginning of the per	454,840	$11.67	207,760	$7.35	—	$—
Assumed	—	$—	—	$—	253,498	$7.06
Granted	248,000	$32.20	344,410	$13.11	102,000	$7.95
Vested	(122,242)	$9.51	(92,330)	$7.22	(84,996)	$7.07
Forfeited	(61,106)	$17.61	(5,000)	$12.77	(62,742)	$7.54
Nonvested balance as of the end of the period	519,492	$21.28	454,840	$11.67	207,760	$7.35

(e)	Stock-based compensation:
For the years ended December 31, 2010, 2009, and 2008, the Company recorded stock-based compensation expense of $5.9 million, $3.7 million, and $4.1 million, respectively.
The Company allocated stock-based compensation costs to the same statement of operations line item as the cash compensation to those employees. Accordingly, the allocation of the compensation costs is as follows for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	2010	2009	2008
Cost of revenue	$736	$664	$590
Product development costs	236	182	251
Selling, general and administrative	4,923	2,811	3,239
Total stock-based compensation	$5,895	$3,657	$4,080
The total income tax benefit, using the Company’s statutory tax rates, recognized in the statements of operations for stock-based compensation arrangements for years ended December 31, 2010, 2009, and 2008 was $2.2 million, $1.4 million, and $1.5 million, respectively.

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Black-Scholes-Merton option-pricing model was used to estimate the fair value of the options at grant date for the years ended December 31, 2010, 2009, and 2008, based on the following assumptions:

	2010	2009	2008
Volatility	47.9 - 48.5%	47.1 - 48.0%	46.9 - 52.4%
Risk-free interest rate	1.41 - 2.39%	1.96 - 2.75%	1.60 - 3.27%
Expected life	4.5 years	4.5 years	2 - 5 years
Dividend yield	—	—	—
Weighted average grant date fair value:
U.S. dollar stock options	$13.90	$5.55	$2.87
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

9.    Income taxes
The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows.

	December 31,
	2010	2009
	(In thousands)
Deferred income tax assets:
Non-capital loss carryforwards (“NOL”)	$356	$407
Deductible research and development expenses	—	777
Property and equipment and intangible assets	49	169
Capital loss carried forward	3,473	3,408
Lease inducements and deferred financing	1,805	2,237
Investment tax credits	659	926
Reserves and accruals	5,591	8,661
Stock-based compensation	2,424	2,619
Other	1,282	1,047
Total	15,639	20,251
Less valuation allowance	3,714	3,649
Total deferred tax assets	$11,925	$16,602
Deferred tax assets — current	$6,647	$9,875
Deferred tax assets — long term	5,278	6,727
Total	11,925	16,602
Deferred income tax liabilities:
Property and equipment and intangible assets	$19,309	$18,382
Other	415	301
Total	$19,724	$18,683
At December 31, 2010, the Company had gross deferred tax assets (“DTAs”) totaling $15.6 million compared to $20.3 million at December 31, 2009. Of the $15.6 million, $4.4 million of DTAs related to its Canadian operations compared to $5.7 million at December 31, 2009. The Company also had deferred tax liabilities which increased to $19.7 million  at December 31, 2010 from $18.7 million at December 31, 2009.
The balance of the valuation allowance was $3.7 million at December 31, 2010 compared to $3.6 million at December 31, 2009. The

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation allowance arising from the Canadian operations was $3.5 million at December 31, 2010 and $3.4 million at December 31, 2009. The Canadian valuation allowance increased during the year as a result of changes in exchange rates. The amount of this valuation allowance is subject to adjustment by the Company in future periods based upon its assessment of evidence supporting the degree of probability that DTAs will be realized.
At December 31, 2010, the Company had a DTA of $0.4 million  related to state NOLs that are available to reduce future years’ taxable income and expire beginning in 2014. A valuation allowance of $0.2 million has been established against a portion of the NOLs related to one of the Company’s prior acquisitions.
The Company has unused investment tax credits of approximately $0.7 million, which can be offset against Canadian federal income taxes payable in future taxation years. These investment tax credits expire in varying amounts from 2020 up to 2029. Successful closure of various taxation authorities’ examinations of these investment tax credits, along with an expectation of future profitability, resulted in a reversal of valuation allowance related to these investment tax credits, which impacted the Company’s effective tax rate in 2009.
The differences between the effective tax rate reflected in the provision for income taxes and the U.S. statutory income tax rate are as follows (dollars in thousands):

	Years Ended December 31,
	2010	2009	2008
Corporate statutory rate	35.0%	35.0%	35.0%
Income tax expense on income before income taxes	$34,145	$23,830	$7,107
Tax effect of:
Impact of federal graduated tax rate	—	—	(129)
State and local income taxes, net of federal benefit	2,219	1,622	385
Impact of foreign tax rates	(245)	387	122
Change in valuation allowance	—	(182)	(993)
Cross-jurisdictional financing	(3,984)	(3,991)	(1,458)
Adjustment to tax reserves	255	273	(85)
Other	431	85	242
	$32,821	$22,024	$5,191
Income from U.S. operations before income taxes was $92.6 million, $66.8 million, and $12.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Income from Canadian operations before income taxes, including taxable income attributable to intercompany debt, was $5.0 million, $1.3 million, and $7.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.
The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Current tax expense
United States	$29,256	$22,100	$3,994
Canada	275	185	872
Total current tax expense	29,531	22,285	4,866
Deferred tax expense (benefit)
United States	1,945	(245)	(411)
Canada	1,345	(16)	736
Total deferred tax expense	3,290	(261)	325
Total tax expense	$32,821	$22,024	$5,191
Uncertain Tax Positions
U.S. GAAP accounting guidance for uncertain tax positions prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2010 and 2009, the Company has an accrued liability in the consolidated balance sheets of $0.6 million and $0.5 million, respectively, related to various uncertain federal and state income tax matters, the resolution of all of which would not have a material impact on the Company’s effective tax rate.
The changes in this accrued liability from January 1, 2010 to December 31, 2010, and from January 1, 2009 to December 31, 2009, were a result of recognizing accrued interest and penalties related to the liability for tax uncertainties, as well as the effect of various additions

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the Company's liability for tax uncertainties.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Accrued interest at December 31, 2010 and 2009 was $0.2 million and $0.1 million, respectively. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease within twelve months of December 31, 2010. The Company currently estimates that such increases or decreases will not be material.
The Company and its subsidiaries file income tax returns in Canadian and U.S. federal jurisdictions, and various provincial, state and local jurisdictions. With few exceptions, the Company is no longer subject to tax examinations by tax authorities for years prior to 2006.

10.    Earnings per share
The following table sets forth the computation for basic and diluted EPS for the years ended December 31, 2010, 2009, and 2008 (in thousands, except share and per share data):

	2010	2009	2008
Numerator:
Net income available to common shareholders	$64,735	$46,061	$15,113
Denominator for basic EPS — weighted average common shares outstanding	60,736,831	52,008,408	45,956,932
Effect of dilutive securities:
Restricted stock units	552,617	104,290	3,710
Stock options	1,847,152	1,482,048	865,380
Denominator for diluted EPS	63,136,600	53,594,746	46,826,022
Earnings per share:
Basic	$1.07	$0.89	$0.33
Diluted	$1.03	$0.86	$0.32
There were no options excluded from computation of the diluted EPS during 2010. Stock options totaling 22,000 and 1,456,332 were not included in the computation of diluted EPS for 2009 and 2008, respectively, as the exercise prices were greater than the average market price of the common shares for the periods.

11.    Supplemental cash flow information
(a) The components of cash and cash equivalents are as follows (in thousands):

	December 31,
	2010	2009
Cash on deposit	$387,687	$86,384
Payments in transit	(66,423)	(87,500)
U.S. money market funds	—	305,453
Canadian dollar deposit (December 31, 2010 — Cdn. $20 at 1.0002; December 31, 2009 — Cdn. $35 at 1.0517)	20	33
	$321,284	$304,370
(b) Other non-cash activities (in thousands):

	Years Ended December 31,
	2010	2009	2008
Contingent purchase price recorded from the MedfusionRx acquisition	4,865	—	—
Equity shares issued as a result of the NMHC acquisition	$—	$4	$40,926
(c) Cash paid (received) for income taxes and interest was as follows for the years ended December 31, 2010, 2009, and 2008 (in thousands):

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2010	2009	2008
Income taxes paid	$19,334	$15,698	$4,168
Interest paid	$1,351	$3,870	$3,345
Interest received	$(746)	$(787)	$(2,294)

12.    Employee Benefit Plans
The Company has a 401(k) savings plan that allows eligible employees to defer a percentage of their salary, not to exceed $16,500 in 2010 and 2009 and $15,500 in 2008. The Company matches an amount equal to 100% of the first 1% of eligible earnings and 50% of the next 5% of eligible earnings. All participant contributions are 100% vested. Employer contributions become 100% vested after completion of three years of service. For 2010, 2009 and 2008, the Company’s contributions to this plan were $1.7 million, $1.3 million, and $0.8 million, respectively.

13.    Commitments and contingencies
(a)    Lease Commitments:
The Company maintains operating lease agreements for office space in its main operating locations. The Company also leases certain office equipment. Aggregate future minimum payments in respect of non-cancellable operating lease agreements as of December 31, 2010, which extend until 2018, are as follows (in thousands):

Operating Leases
2011	$3,885
2012	2,895
2013	2,106
2014	2,055
2015	2,067
After 2015	4,490
$17,498
The total rental expense under operating leases for the years ended December 31, 2010, 2009, and 2008 was $5.7 million, $6.5 million, and $5.3 million, respectively. The lease renewal terms have not been factored into the commitments noted above as not renewing these leases would not have a detrimental impact on the Company. The Company terminated its Port Washington, New York lease effective May 2009, and paid an early termination fee of approximately $1.9 million. This cost was included in the purchase price of the NMHC acquisition in accordance with purchase accounting guidance in place at the time of the acquisition.
(b)    Contingencies:
On December 28, 2010, the Company completed its acquisition of MedfusionRx, a leading independent specialty pharmacy provider. In October 2009, federal agents executed a search warrant at MedfusionRx’s Birmingham, Alabama facility and received information relating to the dispensing, ordering, billing, claim submission and payment of a type of hemophilia medication and MedfusionRx’s relationship with a former marketer and deliverer of such medication. Subsequent to the completion of the acquisition, MedfusionRx’s former accountants received a grand jury subpoena for certain tax records of MedfusionRx and its former owners. MedfusionRx intends to cooperate fully with any requests received from governmental officials. While the Company believes that it is entitled to indemnification with respect to any costs or expenses arising from or relating to this matter pursuant to the terms of the MedfusionRx purchase agreement, we can give no assurances that such indemnification will be sufficient to cover all potential civil/criminal penalties and claims arising therefrom or relating thereto. As of December 31, 2010, the Company had not recorded any contingent liability in the consolidated financial statements relating to this matter.
In addition, from time to time in connection with its operations, the Company is named as a defendant in actions for damages and costs allegedly sustained by the plaintiffs. The Company has considered these proceedings and disputes in determining the necessity of any reserves for losses that are probable and reasonably estimable. In addition, various aspects of the Company’s business may subject it to litigation and liability for damages arising from errors in processing the pricing of prescription drug claims, failure to meet performance measures within certain contracts relating to its services performed, its ability to obtain certain levels of discounts or rebates on prescription purchases from retail pharmacies and drug manufacturers or other actions or omissions. The Company’s recorded reserves are based on estimates developed with consideration given to the potential merits of claims or quantification of any performance obligations. The Company takes into account its history of claims, the limitations of any insurance coverage, advice from outside counsel, and management’s strategy with regard to the settlement or defense of such claims and obligations. While the ultimate outcome of those claims, lawsuits or performance obligations cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these claims and performance obligations, that adequate provisions have been recorded in the accounts where required.

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(a) Reportable Segments
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
Financial information by segment is presented below (in thousands):

Year Ended December 31, 2010	PBM	HCIT	Corporate	Total
Revenues	$1,841,600	$106,789	$—	$1,948,389
Cost of revenue	1,681,944	52,390	—	1,734,334
Gross profit	159,656	54,399	—	214,055
Other corporate expenses	—	—	116,499	116,499
Income before income taxes	—	—	—	97,556
Income tax expense	—	—	—	32,821
Net income	—	—	—	$64,735
Capital expenditures	$193	$8,877	$—	$9,070
Property and equipment, net	$1,577	$19,319	$—	$20,896
Goodwill	$200,661	$19,936	$—	$220,597
Total assets	$571,487	$244,822	$—	$816,309

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2009	PBM	HCIT	Corporate	Total
Revenues	$1,335,961	$102,673	$—	$1,438,634
Cost of revenue	1,197,757	54,277	—	1,252,034
Gross profit	138,204	48,396	—	186,600
Other corporate expenses	—	—	118,515	118,515
Income before income taxes	—	—	—	68,085
Income tax expense	—	—	—	22,024
Net income	—	—	—	$46,061
Capital expenditures	$1,423	$7,571	$—	$8,994
Property and equipment, net	$1,945	$17,935	$—	$19,880
Goodwill	$122,122	$19,665	$—	$141,787
Total assets	$393,965	$268,115	$—	$662,080

Year Ended December 31, 2008	PBM	HCIT	Corporate	Total
Revenues	$771,840	$91,099	$—	$862,939
Cost of revenue	702,333	45,120	—	747,453
Gross profit	69,507	45,979	—	115,486
Other corporate expenses	—	—	95,182	95,182
Income before income taxes	—	—	—	20,304
Income tax expense	—	—	—	5,191
Net income	—	—	—	$15,113
Capital expenditures	$360	$8,050	$—	$8,410
Property and equipment, net	$4,110	$16,646	$—	$20,756
Goodwill	$125,388	$18,363	$—	$143,751
Total assets	$309,845	$118,498	$—	$428,343

(b) Geographic Information
All revenues of the Company are primarily earned in the United States. The Company’s Canadian operations represented less than 1% of the Company’s consolidated revenues for the years ended December 31, 2010, 2009 and 2008.
(c) Major Customers
During the year ended December 31, 2010, one customer accounted for 10.5% of revenue. During the year ended December 31, 2009, one customer accounted for 12.6% of total revenue and another for 11.7% of total revenue. During the year ended December 31, 2008, one customer accounted for 12.3% of total revenue and another for 11.2% of total revenue. In 2010, 2009 and 2008, these major customers were included in the PBM segment.
At December 31, 2010 and 2009, no one customer accounted for more than 10% of the total accounts receivable balance.

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
To protect itself against the interest rate exposures, and pursuant to the terms of the Company’s $48 million credit agreement, the Company entered into interest rate contracts with notional amounts equal to 50% of the borrowed amount, or $24 million, for a three-year period from the date of issue. The Company entered into a 3-year interest rate swap agreement with a notional amount of $14 million to fix the LIBOR rate on $14 million of the term loan at 4.31%, resulting in an effective rate of 7.56% after adding the 3.25% margin per the credit agreement. Under the interest rate swap, the Company received LIBOR-based variable interest rate payments and made fixed interest rate payments, thereby creating the equivalent to fixed-rate debt. Additionally, the Company entered into a 3-year interest rate cap with a notional amount of $10 million to effectively cap the LIBOR rate on $10 million of the term loan at 4.50%, resulting in a maximum effective rate of 7.75% after adding the 3.25% margin per the credit agreement, excluding the associated fees. These instruments were designated as cash flow hedges during 2008.

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

After the Company repaid all of its long-term debt in the fourth quarter of 2009, the cash flow hedge treatment was discontinued as the future transactions that the interest contracts were hedging were no longer probable of occurring.
As of December 31, 2010, both derivative instruments are “out of the money” and the Company is not currently exposed to any credit risk for amounts reflected on the consolidated balance sheet should the counterparty in the agreement fail to meet its obligations under the agreement. The Company does not anticipate the instruments coming “out of the money” prior to their expiration in 2011. To manage credit risks, the Company selects counterparties based on credit assessments, limits overall exposure to any single counterparty, and monitors the market position with each counterparty. The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company does not enter into derivative instruments for any purpose other than hedging identified exposures. That is, the Company does not speculate using derivative instruments and has not designated any instruments as fair value hedges or hedges of the foreign currency exposure of a net investment in foreign operations.
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

16.    Fair Value
Fair value measurement guidance defines a hierarchy to prioritize the inputs to valuation techniques used to measure fair value into three broad levels, with level 1 considered the most reliable. For assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet, the table below categorizes fair value measurements across the three levels as of December 31, 2010 (in thousands):

Year Ended December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Derivatives	$—	274	—	$274
Contingent purchase price consideration	$—	—	4,865	$4,865

Year Ended December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Corporate debt securities	$—	2,490	—	$2,490
Other short term investment	$—	2,149	—	$2,149
Derivatives	$—	7	—	$7
Liabilities
Derivatives	$—	695	—	$695
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
The Company acquired MedfusionRx, a specialty pharmacy provider on December 28, 2010. The selling members of Medfusion have

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the opportunity to earn an additional $5.5 million in cash, subject to the satisfaction of certain performance targets in the 2012 fiscal year. The $4.9 million fair-value of the contingent purchase price was accrued at the date of acquisition as part of the total consideration transferred. The Company utilized a probability weighted discounted cash flow method to arrive at the fair value of the contingent consideration based on the expected results of Medfusion in 2012. As the fair value measurement for the contingent consideration is based on inputs not observed in the market, the measurement is classified as a Level 3 measurement as defined by fair value measurements guidance. There were no adjustments to the fair value of the contingent purchase price between the date of acquisition and the year end of the Company.
The Company has classified derivative liabilities as accrued liabilities as of December 31, 2010 and as other noncurrent liabilities at December 31, 2009 in the consolidated balance sheets. The fair values represent quoted prices from a financial institution which are derived from movements in the underlying interest rate markets. The total fair value was $0.3 million and $0.7 million for the years ended December 31, 2010 and 2009, respectively, and was mostly recognized as other (income) expense in the consolidated statement of operations.
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
During 2010 and 2009 there were no movements of fair value measurements between levels 1, 2 and 3.

17.    Supplemental Information

	Beginning Balance	Charged to Expense	Adjustments		Ending Balance
	(In thousands)
Allowance for doubtful accounts
Year Ended December 31, 2010	$2,871	1,219	(537)		$3,553
Year Ended December 31, 2009	$3,570	1,085	(1,784)		$2,871
Year Ended December 31, 2008	$605	1,284	1,681	(1)	$3,570
(1)    Includes $2,645 as a result of the acquisition of NMHC

	Beginning Balance	Charged to Expense	Adjustments	Ending Balance
	(In thousands)
Valuation allowance for deferred tax assets
Year Ended December 31, 2010	$3,649	65	—	$3,714
Year Ended December 31, 2009	$5,712	(1,881)	(182)	$3,649
Year Ended December 31, 2008	$5,263	1,442	(993)	$5,712

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation (under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer), pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures as of December 31, 2010 (the “Evaluation Date”), which is the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and were effective to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective. Our independent registered public accounting firm, KPMG LLP, has issued an audit report that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the COSO. KPMG LLP’s audit report is included in Item 8 of this Form 10-K.
There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We acquired MedfusionRx on December 28, 2010. The acquired assets represented $125.9 million of our total consolidated assets as of December 31, 2010. We did not conduct an assessment of the effectiveness of internal control over financial reporting associated with MedfusionRx as permitted by the implementation guidance set forth by the SEC relating to the SEC's rules on internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
On February 23, 2011 the Board of Directors of the Company approved the form of an indemnification agreement between the Company and its directors, Chief Executive Officer and Chief Financial Officer. In February 2011, each of these individuals executed an indemnification agreement consistent with such form. The purpose of the indemnification agreement is to provide specific contractual assurance with respect to the indemnification rights extended to such directors and officers under Section 5 of the Company’s Amended and Restated Bylaws and under the laws of the Yukon Territory, Canada. A copy of the form of indemnification agreement is attached hereto as Exhibit 10.28, and is incorporated herein by reference.

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
Information relating to the audit committee and the audit committee financial expert is contained in the “Report of the Audit Committee” and “Statement of Corporate Governance Practices” sections in the Proxy Statement and is incorporated herein by reference.
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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Equity Awards	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plan approved by security holders — Long-Term Incentive Plan ("LTIP") (4)	2,238,451	(1)	899,303
Equity compensation plan approved by security holders — Employee Stock Purchase Plan	—	—	(2)
Equity compensation plan not approved by security holders — restricted stock units(3)	30,500	—	—

1.
At December 31, 2010, the Company had outstanding 252,478 options denominated in Canadian dollars with a weighted average exercise price of C$5.49. There are 1,496,981 options outstanding that are denominated in U.S. dollars with a weighted average exercise price of $12.06. The remaining 488,992 securities outstanding are RSUs with a weighted average grant date fair value of $22.11.

2.
On March 11, 2009, the Employee Stock Purchase Plan was amended to provide that all shares available thereunder would be acquired solely on the open market and there would be no further new issuances of shares.

3.
Represents 30,500 RSUs granted to ten former NMHC employees on September 16, 2008, with a weighted average grant date fair value of $7.95, issued under a plan assumed by the Company in connection with the NMHC acquisition, in accordance with the rules of the Nasdaq Stock Exchange and Toronto Stock Exchange. No additional RSUs will be granted under this plan.

4.
The LTIP provides for the grant of stock option awards, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other stock-based awards to eligible persons, including executive officers and directors of the Company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information about certain relationships and related transactions and director independence is contained in the “Related Party Transactions” and “Statement of Corporate Governance Practices — Board of Directors — Independence” sections in the Proxy Statement, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information on principal accountant fees and services is contained in the “Matters to be Acted Upon at the Meeting — Appointment of Independent Registered Public Accountants” section in the Proxy Statement, and is incorporated herein by reference.

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
Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by SXC with the Securities and Exchange Commission (the “SEC”)February 27, 2008
2.2
Amendment to Agreement and Plan of Merger, dated as of April 29, 2008, by and among SXC Health Solutions Corp., SXC Health Solutions, Inc., Comet Merger Corporation, and National Medical Health Card Systems, Inc.
Incorporated herein by reference to Exhibit (d)(6) to Amendment No. 1 to the Schedule TO filed by SXC with the SEC on April 30, 2008
2.3
Purchase Agreement, dated December 1, 2010, by and among MedfusionRx, L.L.C., Medtown South, L.L.C, the members of Medfusion identified therein, Ron Cunningham, in his capacity as Selling Party Representative pursuant to Section 9.08 thereof, and SXC Health Solutions, Inc.

Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by SXC with the SEC on December 29, 2010
3.1	Certificate of Amalgamation of SYSTEMS XCELLENCE INC.	Incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
3.2	Certificate of Continuance of SXC HEALTH SOLUTIONS CORP. (formerly named SYSTEMS XCELLENCE INC.)	Incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
3.3	Amended and Restated Bylaws of SXC Health Solutions Corp.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by SXC with the SEC on June 27, 2008
4.1	Specimen of Common Stock Certificate	Incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
10.1†	SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.1 to SXC Health Solutions Corp.’s Current Report on Form 8-K filed on May 19, 2009.
10.2†	Form of SXC Health Solutions Corp. Stock Option Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 7, 2009.
10.3†	Form of SXC Health Solutions Corp. Time-Vesting Restricted Stock Unit Award Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 7, 2009.
10.4†	Form of SXC Health Solutions Corp. Time-Vesting Restricted Stock Unit Award Agreement for Non-Employee Directors under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 7, 2009.
10.5†	Form of SXC Health Solutions Corp. Performance-Based Restricted Stock Unit Award Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 7, 2009.
10.6†	Form of SXC Health Solutions Corp. Time-Vesting Restricted Stock Unit Award Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed by SXC with the SEC on March 5, 2010
10.7†	Form of SXC Health Solutions Corp. Stock Option Agreement for certain Employees, Non-Employee Directors and Service Providers	Incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008

Exhibit Number	Description of Document	Reference
10.8†	Amended and Restated 2000 Restricted Stock Grant Plan of SXC Health Solutions, Corp., effective September 16, 2008	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on November 6, 2008
10.9†	Employment Agreement, effective as of June 30, 2008, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Mark Thierer	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 11, 2008
10.10†	Employment Agreement, effective as of June 30, 2008, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Jeffrey G. Park	Incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 11, 2008
10.11†	Employment Agreement, effective as of November 6, 2008, between SXC Health Solutions, Inc. and John Romza	Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on November 6, 2008
10.12†	Employment Agreement, effective as of November 6, 2008, between SXC Health Solutions, Inc. and Mike Bennof	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on November 6, 2008
10.13†	Employment Agreement, effective as of November 6, 2008, among SXC Health Solutions, Inc., informedRx and B. Greg Buscetto	Incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on November 6, 2008
10.14†	First Amendment to the Employment Agreement, effective as of June 30, 2008, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Mark Thierer	Incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed by SXC with the SEC on March 13, 2009
10.15†	First Amendment to the Employment Agreement, effective as of June 30, 2008, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Jeffrey G. Park	Incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed by SXC with the SEC on March 13, 2009
10.16†	SXC Health Solutions, Inc. Deferred Compensation Plan (Effective January 1, 2009)	Incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed by SXC with the SEC on March 13, 2009
10.17†	2007 Employee Stock Purchase Plan	Incorporated herein by reference to Exhibit 4.1 to the Form S-8 (SEC file No. 333-145449) filed by SXC on August 14, 2007
10.18†	Amendment No. 1 to the SXC Health Solutions Corp. 2007 Employee Stock Purchase Plan, dated March 11, 2009	Incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed by SXC with the SEC on March 13, 2009
10.19†	Amendment No. 2 to the SXC Health Solutions Corp. 2007 Employee Stock Purchase Plan, dated March 2, 2010	Incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed by SXC with the SEC on March 5, 2010
10.20	Lease Agreement between HINES VAF WESTWOOD OF LISLE II, L.P. and SXC HEALTH SOLUTIONS, INC., dated March 24, 2006	Incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
10.21†	Amendment to Employment Agreement, effective as of September 1, 2009, among SXC Health Solutions, Inc., informedRx and B. Greg Buscetto	Incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed by SXC with the SEC on March 5, 2010
10.22†	Amendment to Employment Agreement, effective as of January 1, 2010, among SXC Health Solutions, Inc., informedRx and B. Greg Buscetto	Incorporated herein by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed by SXC with the SEC on March 5, 2010
10.23†	Separation Agreement and General Release dated December 13, 2010 and effective as of November 1, 2010 between SXC Health Solutions Inc., and Mike Bennof	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by SXC with the SEC on December 17, 2010
10.24†	Employment Agreement, effective as of June 22, 2010, among SXC Health Solutions Inc., and Joel Saban	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 5, 2010
10.25†	Second Amendment to the Employment Agreement, effective as of September 1, 2010, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Mark Thierer	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on November 4, 2010
10.26†	Second Amendment to the Employment Agreement, effective as of September 1, 2010, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Jeffrey G. Park	Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on November 4, 2010
10.27†	SXC Health Solutions Corp. Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 17, 2010.
10.28	Form of indemnification agreement for directors and certain officers of SXC Health Solutions Corp.	Filed herewith

Exhibit Number	Description of Document	Reference
10.29†	Employment Agreement, effective as of February 16, 2008, among SXC Health Solutions Inc., and Clifford E. Berman.	Filed herewith
10.30†	First Amendment to the Employment Agreement, effective as of December, 22, 2008, among SXC Health Solutions, Inc. and Clifford E. Berman	Filed herewith
10.31†	SecondAmendment to the Employment Agreement, effective as of June 17, 2009, among SXC Health Solutions, Inc. and Clifford E. Berman	Filed herewith
12.1	Statement of computation of ratios of earnings to fixed charges	Filed herewith
18.1	KPMG LLP Preferability Letter (United States)	Incorporated herein by reference to Exhibit 18.1 to the Annual Report on Form 10-K filed by SXC with the SEC on March 13, 2009
21.1	List of Subsidiaries	Filed herewith
23.1	Consent of KPMG LLP (United States)	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

†	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2011.

SXC HEALTH SOLUTIONS CORP.

By:	/s/ Mark A. Thierer
Mark A. Thierer
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

By:	/s/ Mark A. Thierer	Chief Executive Officer (Principal Executive Officer and Director)	February 24, 2011
Mark A. Thierer

By:	/s/ Jeffrey Park	Chief Financial Officer and Executive Vice President, Finance (Principal Financial and Accounting Officer)	February 24, 2011
Jeffrey Park

By:	/s/ Terrence C. Burke	Director	February 24, 2011
Terrence C. Burke

By:	/s/ Steven Cosler	Director	February 24, 2011
Steven Cosler

By:	/s/ William J. Davis	Director	February 24, 2011
William J. Davis

By:	/s/ Anthony R. Masso	Director	February 24, 2011
Anthony R. Masso

By:	/s/ Philip R. Reddon	Director	February 24, 2011
Philip R. Reddon

By:	/s/ Curtis J. Thorne	Director	February 24, 2011
Curtis J. Thorne

Exhibit Index

Exhibit Number	Description of Document	Reference
2.1
Agreement and Plan of Merger, dated as of February 25, 2008, by and among SXC Health Solutions Corp., SXC Health Solutions, Inc., Comet Merger Corporation and National Medical Health Card Systems, Inc.
Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by SXC with the Securities and Exchange Commission (the “SEC”)February 27, 2008
2.2
Amendment to Agreement and Plan of Merger, dated as of April 29, 2008, by and among SXC Health Solutions Corp., SXC Health Solutions, Inc., Comet Merger Corporation, and National Medical Health Card Systems, Inc.
Incorporated herein by reference to Exhibit (d)(6) to Amendment No. 1 to the Schedule TO filed by SXC with the SEC on April 30, 2008
2.3
Purchase Agreement, dated December 1, 2010, by and among MedfusionRx, L.L.C., Medtown South, L.L.C, the members of Medfusion identified therein, Ron Cunningham, in his capacity as Selling Party Representative pursuant to Section 9.08 thereof, and SXC Health Solutions, Inc.
Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by SXC with the SEC on December 29, 2010
3.1	Certificate of Amalgamation of SYSTEMS XCELLENCE INC.	Incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
3.2	Certificate of Continuance of SXC HEALTH SOLUTIONS CORP. (formerly named SYSTEMS XCELLENCE INC.)	Incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
3.3	Amended and Restated Bylaws of SXC Health Solutions Corp.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by SXC with the SEC on June 27, 2008
4.1	Specimen of Common Stock Certificate	Incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
10.1†	SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.1 to SXC Health Solutions Corp.’s Current Report on Form 8-K filed on May 19, 2009.
10.2†	Form of SXC Health Solutions Corp. Stock Option Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 7, 2009.
10.3†	Form of SXC Health Solutions Corp. Time-Vesting Restricted Stock Unit Award Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 7, 2009.
10.4†	Form of SXC Health Solutions Corp. Time-Vesting Restricted Stock Unit Award Agreement for Non-Employee Directors under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 7, 2009.
10.5†	Form of SXC Health Solutions Corp. Performance-Based Restricted Stock Unit Award Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 7, 2009.
10.6†	Form of SXC Health Solutions Corp. Time-Vesting Restricted Stock Unit Award Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed by SXC with the SEC on March 5, 2010
10.7†	Form of SXC Health Solutions Corp. Stock Option Agreement for certain Employees, Non-Employee Directors and Service Providers	Incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
10.8†	Amended and Restated 2000 Restricted Stock Grant Plan of SXC Health Solutions, Corp., effective September 16, 2008	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on November 6, 2008
10.9†	Employment Agreement, effective as of June 30, 2008, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Mark Thierer	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 11, 2008

Exhibit Number	Description of Document	Reference
10.10†	Employment Agreement, effective as of June 30, 2008, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Jeffrey G. Park	Incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 11, 2008
10.11†	Employment Agreement, effective as of November 6, 2008, between SXC Health Solutions, Inc. and John Romza	Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on November 6, 2008
10.12†	Employment Agreement, effective as of November 6, 2008, between SXC Health Solutions, Inc. and Mike Bennof	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on November 6, 2008
10.13†	Employment Agreement, effective as of November 6, 2008, among SXC Health Solutions, Inc., informedRx and B. Greg Buscetto	Incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on November 6, 2008
10.14†	First Amendment to the Employment Agreement, effective as of June 30, 2008, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Mark Thierer	Incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed by SXC with the SEC on March 13, 2009
10.15†	First Amendment to the Employment Agreement, effective as of June 30, 2008, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Jeffrey G. Park	Incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed by SXC with the SEC on March 13, 2009
10.16†	SXC Health Solutions, Inc. Deferred Compensation Plan (Effective January 1, 2009)	Incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed by SXC with the SEC on March 13, 2009
10.17†	2007 Employee Stock Purchase Plan	Incorporated herein by reference to Exhibit 4.1 to the Form S-8 (SEC file No. 333-145449) filed by SXC on August 14, 2007
10.18†	Amendment No. 1 to the SXC Health Solutions Corp. 2007 Employee Stock Purchase Plan, dated March 11, 2009	Incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed by SXC with the SEC on March 13, 2009
10.19†	Amendment No. 2 to the SXC Health Solutions Corp. 2007 Employee Stock Purchase Plan, dated March 2, 2010	Incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed by SXC with the SEC on March 5, 2010
10.20	Lease Agreement between HINES VAF WESTWOOD OF LISLE II, L.P. and SXC HEALTH SOLUTIONS, INC., dated March 24, 2006	Incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
10.21†	Amendment to Employment Agreement, effective as of September 1, 2009, among SXC Health Solutions, Inc., informedRx and B. Greg Buscetto	Incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed by SXC with the SEC on March 5, 2010
10.22†	Amendment to Employment Agreement, effective as of January 1, 2010, among SXC Health Solutions, Inc., informedRx and B. Greg Buscetto	Incorporated herein by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed by SXC with the SEC on March 5, 2010
10.23†	Separation Agreement and General Release dated December 13, 2010 and effective as of November 1, 2010 between SXC Health Solutions Inc., and Mike Bennof	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by SXC with the SEC on December 17, 2010
10.24†	Employment Agreement, effective as of June 22, 2010, among SXC Health Solutions Inc., and Joel Saban	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 5, 2010
10.25†	Second Amendment to the Employment Agreement, effective as of September 1, 2010, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Mark Thierer	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on November 4, 2010
10.26†	Second Amendment to the Employment Agreement, effective as of September 1, 2010, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Jeffrey G. Park	Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on November 4, 2010
10.27†	SXC Health Solutions Corp. Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 17, 2010.

Exhibit Number	Description of Document	Reference
10.28	Form of indemnification agreement for directors and certain officers of SXC Health Solutions Corp.	Filed herewith
10.29†	Employment Agreement, effective as of February 16, 2008, among SXC Health Solutions Inc., and Clifford E. Berman.	Filed herewith
10.30†	First Amendment to the Employment Agreement, effective as of December, 22, 2008, among SXC Health Solutions, Inc. and Clifford E. Berman	Filed herewith
10.31†	SecondAmendment to the Employment Agreement, effective as of June 17, 2009, among SXC Health Solutions, Inc. and Clifford E. Berman	Filed herewith
12.1	Statement of computation of ratios of earnings to fixed charges	Filed herewith
18.1	KPMG LLP Preferability Letter (United States)	Incorporated herein by reference to Exhibit 18.1 to the Annual Report on Form 10-K filed by SXC with the SEC on March 13, 2009
21.1	List of Subsidiaries	Filed herewith
23.1	Consent of KPMG LLP (United States)	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

†	Indicates management contract or compensatory plan.