Form 10-Q
period 2011-03-31
SXC Health Solutions Corp.
filed 2011-05-06
CIK 1363851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2011, there were 61,876,578 of the Registrant’s common shares, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1.     Financial Statements

SXC HEALTH SOLUTIONS CORP.
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$325,929	$321,284
Restricted cash	13,802	13,790
Accounts receivable, net of allowance for doubtful accounts of $3,280 (2010 — $3,553)	200,493	122,175
Rebates receivable	33,927	34,249
Prepaid expenses and other assets	5,671	4,888
Inventory	10,919	8,736
Income tax recoverable	923	5,285
Deferred income taxes	6,349	6,647
Total current assets	598,013	517,054
Property and equipment, net of accumulated depreciation of $32,731 (2010 — $35,861)	19,798	20,896
Goodwill	220,813	220,597
Other intangible assets, net of accumulated amortization of $35,246 (2010 — $31,687)	52,723	56,282
Deferred income taxes	562	665
Other assets	2,511	1,296
Total assets	$894,420	$816,790

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$37,470	$30,930
Customer deposits	15,317	15,376
Salaries and wages payable	8,076	12,833
Accrued liabilities	19,102	21,652
Pharmacy benefit management rebates payable	61,204	61,364
Pharmacy benefit claim payments payable	137,319	84,599
Deferred revenue	11,707	11,177
Total current liabilities	290,195	237,931
Deferred income taxes	15,703	15,111
Other liabilities	10,231	10,492
Total liabilities	316,129	263,534
Commitments and contingencies (Note 12)
Shareholders’ equity
Common shares: no par value, unlimited shares authorized; 61,876,578 shares issued and outstanding at March 31, 2011 (December 31, 2010 — 61,602,997 shares)	385,775	381,736
Additional paid-in capital	27,698	24,973
Retained earnings	164,818	146,547
Total shareholders’ equity	578,291	553,256
Total liabilities and shareholders’ equity	$894,420	$816,790

See accompanying notes to the unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Revenue:
PBM	$1,071,923	$427,502
HCIT	25,729	24,646
Total revenue	1,097,652	452,148
Cost of revenue:
PBM	1,020,188	389,166
HCIT	13,886	12,753
Total cost of revenue	1,034,074	401,919
Gross profit	63,578	50,229
Expenses:
Product development costs	3,360	3,073
Selling, general and administrative	27,438	21,308
Depreciation of property and equipment	1,594	1,481
Amortization of intangible assets	3,560	1,995
	35,952	27,857
Operating income	27,626	22,372
Interest income	(166)	(149)
Interest expense and other expense, net	453	592
Income before income taxes	27,339	21,929
Income tax expense:
Current	8,609	5,529
Deferred	459	1,608
	9,068	7,137
Net income	$18,271	$14,792
Earnings per share:
Basic	$0.30	$0.25
Diluted	$0.29	$0.24
Weighted average number of shares used in computing earnings per share:
Basic	61,801,036	60,187,002
Diluted	63,532,241	62,159,768
See accompanying notes to the unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Net income	$18,271	$14,792
Other comprehensive income, net of tax
Unrealized gain on short-term investments (net of income tax expense of $1 for the three months ended March 31, 2010)	—	1
Comprehensive income	$18,271	$14,793
See accompanying notes to the unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Cash flows from operating activities:
Net income	$18,271	$14,792
Items not involving cash:
Stock-based compensation	1,683	1,264
Depreciation of property and equipment	2,330	2,089
Amortization of intangible assets	3,560	1,995
Deferred lease inducements and rent	(122)	(121)
Deferred income taxes	459	1,608
Tax benefit on stock-based compensation plans	(3,323)	(4,082)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(78,169)	(11,288)
Rebates receivable	322	(14,500)
Restricted cash	(12)	(136)
Prepaid expenses and other assets	(778)	(159)
Inventory	(2,183)	(1,133)
Income tax recoverable	8,219	3,643
Accounts payable	6,532	(2,383)
Accrued liabilities	(7,782)	(10,734)
Pharmacy benefit claim payments payable	52,720	2,337
Pharmacy benefit management rebates payable	(160)	11,997
Deferred revenue	523	1,388
Customer deposits	(59)	651
Other	(1,249)	105
Net cash provided (used) by operating activities	782	(2,667)
Cash flows from investing activities:
Purchases of property and equipment	(1,198)	(970)
Proceeds from sales of short term investments	—	6,828
Purchases of short term investments	—	(2,208)
Net cash (used) provided by investing activities	(1,198)	3,650
Cash flows from financing activities:
Tax benefit on stock-based compensation plans	3,323	4,082
Proceeds from exercise of options	1,758	3,767
Net cash provided by financing activities	5,081	7,849
Effect of foreign exchange on cash balances	(20)	39
Increase in cash and cash equivalents	4,645	8,871
Cash and cash equivalents, beginning of period	321,284	304,370
Cash and cash equivalents, end of period	$325,929	$313,241

See accompanying notes to unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at December 31, 2010	61,602,997	$381,736	$24,973	$146,547	$—	$553,256
Activity during the period (unaudited):
Net income	—	—	—	18,271	—	18,271
Exercise of stock options	243,633	2,531	(773)	—	—	1,758
Vesting of restricted stock units	29,948	1,508	(1,508)	—	—	—
Tax benefit on options exercised	—	—	3,323	—	—	3,323
Stock-based compensation	—	—	1,683	—	—	1,683
Balance at March 31, 2011 (unaudited)	61,876,578	$385,775	$27,698	$164,818	$—	$578,291

Balance at December 31, 2009	60,114,562	$361,530	$15,153	$81,812	$(1)	$458,494
Activity during the period (unaudited):
Net income	—	—	—	14,792	—	14,792
Exercise of stock options	522,674	5,378	(1,611)	—	—	3,767
Tax benefit on options exercised	—	—	4,082	—	—	4,082
Stock-based compensation	—	—	1,264	—	—	1,264
Other comprehensive income, net of tax	—	—	—	—	1	1
Balance at March 31, 2010 (unaudited)	60,637,236	$366,908	$18,888	$96,604	$—	$482,400
See accompanying notes to the unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

SXC Health Solutions Corp. (the “Company”) is a leading provider of pharmacy benefits management (“PBM”) services and healthcare information technology (“HCIT”) solutions to the healthcare benefits management industry. The Company’s product offerings and solutions combine a wide range of PBM services, software applications, application service provider (“ASP”) processing services and professional services designed for many of the largest organizations in the pharmaceutical supply chain, such as federal, provincial, state and local governments, pharmacy benefit managers, managed care organizations, retail pharmacy chains and other healthcare intermediaries. The Company is headquartered in Lisle, Illinois with several locations in the U.S. and Canada. The Company trades on the Toronto Stock Exchange under ticker symbol “SXC” and on the Nasdaq Global Market under ticker symbol “SXCI.” For more information please visit www.sxc.com.

2.	Basis of Presentation

Basis of presentation:
The unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting on Form 10-Q, and following accounting policies consistent with the Company’s audited annual consolidated financial statements for the year ended December 31, 2010. The unaudited interim consolidated financial statements of the Company include its majority-owned subsidiaries and all significant intercompany transactions and balances have been eliminated in consolidation. Amounts in the unaudited interim consolidated financial statements and notes thereto are expressed in the Company’s functional currency, U.S. dollars, except where indicated. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Certain reclassifications have been made to conform the prior year's consolidated financial statements to the current year's presentation.The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011. As of the issuance date of the Company’s financial statements, the Company has assessed whether subsequent events have occurred that require adjustment to or disclosure in these unaudited interim consolidated financial statements in accordance with Financial Accounting Standards Board’s (“FASB”) guidance.
Pursuant to the SEC rules and regulations for reporting on Form 10-Q, certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or excluded. As a result, these unaudited interim consolidated financial statements do not contain all the disclosures required to be included in the annual consolidated financial statements and should be read in conjunction with the most recent audited annual consolidated financial statements and notes thereto for the year ended December 31, 2010.
Use of estimates:
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include revenue recognition, rebates, purchase price allocation in connection with acquisitions, valuation of property and equipment, valuation of intangible assets acquired and related amortization periods, impairment of goodwill, income tax uncertainties, contingencies and valuation allowances for receivables and income taxes. Actual results could differ from those estimates.

3.	Recent Accounting Pronouncements

a) Recent accounting standards implemented
No new standards have been implemented by the Company during the three-month period ended March 31, 2011.

b) Recent accounting standards issued
Management has concluded that there are no accounting standards that have been issued, but not yet adopted, that will have a material effect on the Company's consolidated financial statements.

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

5. Business Combinations
MedfusionRx Acquisition

On December 28, 2010, the Company, through its direct wholly owned subsidiary SXC Health Solutions, Inc. (“SXC Inc.”), completed the acquisition of MedfusionRx, L.L.C. and certain affiliated entities and certain assets of Medtown South, L.L.C. (collectively, "MedfusionRx"), a specialty pharmacy services provider with significant expertise in providing clinical services to patients with complex chronic conditions. The purchase price for MedfusionRx was $101.7 million in cash, subject to a customary post-closing working capital adjustment, and an opportunity for the former owners of MedfusionRx to earn an additional $5.5 million in cash, subject to the satisfaction of certain performance targets in the 2012 fiscal year, in each case based upon the terms and subject to the conditions contained in the Purchase Agreement. MedfusionRx's results of operations are included in the 2011 statement of operations in the unaudited interim consolidated financial statements commencing January 1, 2011. MedfusionRx's results of operations from the date of acquisition through December 31, 2010 were not material to the Company's results of operations for 2010.

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

Costs related to the MedfusionRx acquisition of $2.4 million were included in selling, general and administrative expenses for the year ended December 31, 2010. No additional acquisition costs were incurred during the three months ended March 31, 2011. The costs incurred were comprised of legal, accounting, valuation, and professional services fees associated with the MedfusionRx acquisition.

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
The following summarizes the preliminary fair values assigned to the assets acquired and liabilities assumed at the acquisition date and are subject to change. The purchase price allocation and related valuation process are not complete. Final determination of the fair values may result in further adjustments to the amounts presented below (in thousands):

Current assets	$20,802
Property and equipment	360
Goodwill	78,755
Intangible assets	26,262
Total assets acquired	126,179
Current liabilities	19,598
Total liabilities assumed	19,598
Net assets acquired	$106,581
During the three months ended March 31, 2011, the Company recognized $1.8 million of amortization expense from intangible assets acquired. Amortization for the remainder of 2011 is expected to be $5.3 million. Amortization for 2012 and 2013 is expected to be $4.9 million and $3.8 million, respectively.

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
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined historical results of operations of the Company and MedfusionRx as if the acquisition had occurred on the first day of the comparable period presented. The unaudited pro forma financial information includes certain adjustments related to the acquisition, such as increased amortization from the fair value of intangible assets acquired recorded as part of the purchase accounting, and consequential income tax effects from the acquisition. Unaudited pro forma results of operations are as follows (in thousands, except share and per share amounts):

Three Months Ended March 31,
2010
Revenue	$515,934
Gross profit	$56,084
Net income	$16,233
Earnings per share:
Basic	$0.27
Diluted	$0.26
Weighted average shares outstanding:
Basic	60,187,002
Diluted	62,159,768
This unaudited pro forma financial information is not intended to represent or be indicative of what would have occurred if the transaction had taken place on the date presented and is not indicative of what the Company's actual results of operations would have been had the acquisition been completed at the beginning of the period indicated above. Further, the pro forma combined results do not reflect one-time costs to fully merge and operate the combined organization more efficiently, or anticipated synergies expected to result from the combination and should not be relied upon as being indicative of the future results that the Company will experience.

MedMetrics Health Partners Acquisition

The Company announced on April 12, 2011 that it entered into a definitive agreement to acquire substantially all of the assets of MedMetrics Health Partners, Inc. (“MedMetrics”), the full-service PBM subsidiary of Public Sector Partners, Inc. which is affiliated with a major medical school. The acquisition is subject to various closing conditions and is expected to be completed during the second quarter of 2011. MedMetrics manages approximately $200 million in annual drug spend; however, MedMetrics is currently a customer of the Company and its associated revenue is accounted for in the PBM segment. Taking into account deal-related closing expenses and related amortization, the acquisition is not expected to have a material impact to 2011 fully-diluted GAAP EPS.

The acquisition of MedMetrics is consistent with the Company's strategy to acquire assets that currently utilize SXC’s technology platform which eases the integration into the SXC business and will allow SXC the opportunity to sell additional services, such as mail and specialty services, to MedMetrics' customers. The acquisition will also help extend the Company's footprint in the northeastern part of the U.S. to continue to grow the SXC business in that market.

6. Cash and Cash Equivalents

The components of cash and cash equivalents are as follows (in thousands):

	March 31, 2011	December 31, 2010
Cash on deposit	$423,191	$387,687
Payments in transit	(97,282)	(66,423)
Canadian dollar deposits (March 31, 2011 — Cdn. $19 at 0.9727; December 31, 2010 — Cdn. $20 at 1.0002)	20	20
	$325,929	$321,284

The Company determined the carrying amount reported in the consolidated balance sheets as cash and cash equivalents approximates fair value due to the short maturities of these instruments; accordingly, the valuation of these instruments are considered Level 1 measurements in the fair value hierarchy.

7. Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or more frequently if impairment indicators arise. The Company allocates goodwill to both the PBM and HCIT segments. There were no impairments of goodwill or indefinite-lived intangible assets during the three months ended March 31, 2011 and 2010.

Definite-lived intangible assets are amortized over the useful lives of the related assets. The components of intangible assets were as follows (in thousands):

	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$68,624	$28,621	$40,003	$68,624	$25,493	$43,131
Acquired software	3,765	3,335	430	3,765	3,272	493
Trademarks/Trade names	11,370	1,517	9,853	11,370	1,252	10,118
Non-compete agreements	2,910	1,564	1,346	2,910	1,492	1,418
Licenses	1,300	209	1,091	1,300	178	1,122
Total	$87,969	$35,246	$52,723	$87,969	$31,687	$56,282

Total amortization associated with intangible assets at March 31, 2011 is estimated to be $10.7 million for the remainder of 2011, $11.5 million in 2012, $9.6 million in 2013, $8.2 million in 2014, $6.0 million in 2015, and $6.7 million in total for years after 2015. The main driver of the future amortization is related to intangible assets acquired in the acquisitions of National Medical Health Card Systems, Inc. (“NMHC”) in 2008 and MedfusionRx in 2010.

8. Shareholders’ equity

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

There were 371,470 stock-based awards available for grant under the LTIP as of March 31, 2011 .

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

The ESPP requires that common shares available for purchase under the ESPP be drawn from reacquired common shares purchased on behalf of the Company in the open market. During the three months ended March 31, 2011 and 2010, there were 3,133 and 4,086 shares delivered under the ESPP, respectively.

The ESPP is not considered compensatory as its purchase discount is not greater than 5%, the plan is available to substantially all employees, and the plan does not incorporate option features. Accordingly, no portion of the cost related to ESPP purchases is included in the Company’s stock-based compensation expense.

(c)	Outstanding shares and stock options:

At March 31, 2011, the Company had outstanding common shares of 61,876,578 and stock options outstanding of 1,685,800. At December 31, 2010, the Company had outstanding common shares of 61,602,997 and stock options outstanding of 1,749,459. As of March 31, 2011, stock options outstanding consisted of 148,728 options at a weighted-average exercise price of Canadian $5.65 and 1,537,072 options at a weighted-average exercise price of U.S. $17.10.

(d)	Restricted stock units:

During the three months ended March 31, 2011, the Company granted 106,046 time-based restricted stock units (“RSUs”) and 98,662 performance-based RSUs to its employees and non-employee directors with a weighted average grant date fair value of $50.20 per share. At March 31, 2011, there were 337,016 time-based RSUs and 327,222 performance-based RSUs outstanding.

Time-based RSUs vest on a straight-line basis over a range of two to four years and performance-based RSUs cliff vest based upon reaching agreed upon three-year cumulative performance conditions. The number of outstanding performance-based RSUs as of March 31, 2011 assumes the associated performance targets will be met at the maximum level.

9. Stock-based compensation

During the three-month periods ended March 31, 2011 and 2010, the Company recorded stock-based compensation expense of $1.7 million and $1.3 million, respectively. The Black-Scholes option-pricing model was used to estimate the fair value of the stock options at the grant date based on the following assumptions:

	Three Months Ended March 31,
	2011	2010
Total stock options granted	193,054	130,680
Volatility	49.09%	48.50%
Risk-free interest rate	2.13%-2.16%	2.36%-2.39%
Expected life (in years)	4.5	4.5
Dividend yield	—	—
Weighted-average grant date fair value	$21.42	$12.89

Fair value is established for RSUs based on the stock market price at the grant date.

As of March 31, 2011, there was $7.5 million and $16.3 million of unrecognized compensation cost related to stock options and RSUs, respectively, which is expected to be recognized over a weighted-average period of 3.2 years and 2.8 years, respectively.

10. Segment information

The Company reports in two operating segments: PBM and HCIT. The Company evaluates segment performance based upon revenue and gross profit. Financial information by segment is presented below (in thousands):

	Three Months Ended March 31,
	2011	2010
PBM:
Revenues	$1,071,923	$427,502
Cost of revenue	1,020,188	389,166
Gross profit	$51,735	$38,336
Total assets at March 31	$638,308	$437,994
HCIT:
Revenues	$25,729	$24,646
Cost of revenue	13,886	12,753
Gross profit	$11,843	$11,893
Total assets at March 31	$256,112	$251,489
Consolidated:
Revenues	$1,097,652	$452,148
Cost of revenue	1,034,074	401,919
Gross profit	$63,578	$50,229
Total assets at March 31	$894,420	$689,483

For the three-month period ended March 31, 2011, one customer accounted for 42% of total revenues. For the three-month period ended March 31, 2010, no one customer accounted for 10% or more of total revenues.

At March 31, 2011, one customer accounted for 31% of the outstanding accounts receivable balance. At December 31, 2010, no one customer accounted for 10% or more of the outstanding accounts receivable balance.

11. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2011 and 2010 was 33.2% and 32.5%, respectively. The effective tax rate increased during the three months ended March 31, 2011 as compared to the same period in 2010, primarily due to an increase in the Company's pre-tax income.

The Company and its subsidiaries file income tax returns in Canadian and U.S. federal jurisdictions, and various provincial, state and local jurisdictions. With a few exceptions, the Company is no longer subject to tax examinations by tax authorities for years prior to 2005.

12. Commitments and Contingencies

On December 28, 2010, the Company completed its acquisition of MedfusionRx, a leading independent specialty pharmacy services provider. In October 2009, federal agents executed a search warrant at MedfusionRx’s Birmingham, Alabama facility and received information relating to the dispensing, ordering, billing, claim submission and payment of a type of hemophilia medication and MedfusionRx’s relationship with a former marketer and deliverer of such medication. Subsequent to the completion of the acquisition, MedfusionRx’s former accountants received a grand jury subpoena for certain tax records of MedfusionRx and its former owners. On March 24, 2011, three employees of MedfusionRx and several third parties were indicted for alleged violations of the federal anti-kickback statute prior to the closing of the acquisition. None of these employees is currently employed by MedfusionRx. MedfusionRx intends to cooperate fully with any requests received from governmental officials. While the Company believes that it is entitled to indemnification with respect to any costs or expenses arising from or relating to this matter pursuant to the terms of the MedfusionRx Purchase Agreement, we can give no assurances that such indemnification will be sufficient to cover all potential civil/criminal penalties and claims arising therefrom or relating thereto. As of March 31, 2011, the Company had not recorded any contingent liability in the consolidated financial statements relating to this matter.

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

13. Derivative Instruments and Fair Value

The Company used variable rate debt to assist in financing its acquisition of NMHC in 2008. Prior to extinguishing the variable rate debt in December 2009, the Company was subject to interest rate risk related to the variable rate debt. When interest rates increased, interest expense could have increased. Conversely, when interest rates decreased, interest expense could also have decreased.

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

As of March 31, 2011, the interest rate contract derivative instruments are “out of the money” and the Company is not currently exposed to any credit risk for amounts reflected on the consolidated balance sheet should the counterparty in the agreement fail to meet its obligations under the agreement. The Company does not anticipate the instruments coming “out of the money” prior to their expiration in 2011. To manage credit risks, the Company selects counterparties based on credit assessments, limits overall exposure to any single counterparty, and monitors the market position with each counterparty. The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company does not enter into derivative instruments for any purpose other than hedging identified exposures. That is, the Company does not speculate using derivative instruments and has not designated any instruments as fair value hedges or hedges of the foreign currency exposure of a net investment in foreign operations.

Fair value measurement guidance defines a three-level hierarchy to prioritize the inputs to valuation techniques used to measure fair value into three broad levels, with level 1 considered the most reliable. For assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets, the table below categorizes fair value measurements across the three levels as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivatives	$—	$280	$—	$280
Contingent purchase price consideration	$—	$—	$4,928	$4,928

	December 31, 2010
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivatives	$—	$274	$—	$274
Contingent purchase price consideration	$—	$—	$4,865	$4,865

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
The Company acquired MedfusionRx, a specialty pharmacy services provider on December 28, 2010. The selling members of MedfusionRx have the opportunity to earn an additional $5.5 million in cash, subject to the satisfaction of certain performance targets in the 2012 fiscal year. The fair-value of the contingent purchase price consideration was $4.9 million as of March 31, 2011. The change in the value of the contingent purchase price of $0.1 million from December 31, 2010 was recorded to interest expense representing the change in the present value of the amount expected to be paid in the future for the contingent purchase price consideration. The Company utilized a probability weighted discounted cash flow method to arrive at the fair value of the contingent consideration based on the expected results of MedfusionRx in 2012. As the fair value measurement for the contingent consideration is based on inputs not observed in the market, the measurement is classified as a Level 3 measurement as defined by fair value measurements guidance. As of March 31, 2011 and December 31, 2010, the contingent purchase price consideration is classified as other liabilities in the consolidated balance sheets.
The Company has classified derivative liabilities as accrued liabilities in the consolidated balance sheets as of March 31, 2011 and December 31, 2010. The fair values represent quoted prices from a financial institution which are derived from movements in the underlying interest rate markets. The total fair value was $0.3 million for the periods ended March 31, 2011 and December 31, 2010, and was mostly recognized as other (income) expense in the consolidated statements of operations.
During the period ended March 31, 2011 there were no movements of fair value measurements between Levels 1, 2 and 3.

14. Earnings Per Share

The Company calculates basic earnings per share (“EPS”) using the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the same method as basic EPS but the Company adds the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. The following is the reconciliation between the number of weighted average shares used in the basic and diluted EPS calculations for the three-month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Weighted average number of shares used in computing basic EPS	61,801,036	60,187,002
Add dilutive common stock equivalents:
Outstanding stock options	1,181,095	1,718,026
Outstanding restricted stock units	550,110	254,740
Weighted average number of shares used in computing diluted EPS	63,532,241	62,159,768

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management’s Discussion and Analysis (“MD&A”) section of the Company’s 2010 Annual Report on Form 10-K. Results of the interim periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

When relying on forward-looking information to make decisions, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. In making the forward-looking statements contained in this MD&A, the Company does not assume any significant acquisitions, dispositions or one-time items. It does assume, however, the renewal of certain customer contracts. Every year, the Company has major customer contracts that come up for renewal. In addition, the Company also assumes new customer contracts. In this regard, the Company is pursuing large opportunities that present a very long and complex sales cycle which substantially affects its forecasting abilities. The Company has assumed certain timing for the realization of these opportunities which it thinks is reasonable but which may not be achieved. Furthermore, the pursuit of these larger opportunities does not ensure a linear progression of revenue and earnings since they may involve significant up-front costs followed by renewals and cancellations of existing contracts. The Company has assumed certain revenues which may not be realized. The Company has also assumed that the material factors referred to in the previous paragraph will not cause such forward-looking information to differ materially from actual results or events. The foregoing list of factors is not exhaustive and is subject to change and there can be no assurance that such assumptions will reflect the actual outcome of such items or factors. For additional information with respect to certain of these and other factors, refer to the Risk Factors section contained in Item 1A of the Company’s 2010 Annual Report on Form 10-K.

THE FORWARD-LOOKING INFORMATION CONTAINED IN THIS MD&A REPRESENTS THE COMPANY’S CURRENT EXPECTATIONS AND, ACCORDINGLY, IS SUBJECT TO CHANGE. HOWEVER, THE COMPANY EXPRESSLY DISCLAIMS ANY INTENTION OR OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING INFORMATION, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS REQUIRED BY APPLICABLE LAW.

Overview

PBM Business

The Company provides comprehensive PBM services to customers, which include managed care organizations, local governments, unions, corporations, HMOs, employers, workers’ compensation plans, third party health care plan administrators and federal and state government programs through its network of licensed pharmacies throughout the United States. The PBM services include electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail service pharmacy, specialty pharmacy, Medicare Part D services, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, data access and reporting and information analysis. The Company owns a mail service pharmacy (“Mail Service”) and specialty service pharmacies (“Specialty Service”). In addition, the Company is a national provider of drug benefits to its customers under the federal government’s Medicare Part D program.

Revenue primarily consists of sales of prescription drugs, together with any associated administrative fees, to customers and participants, either through the Company’s nationwide network of retail pharmacies, Mail Service pharmacy or Specialty Service pharmacies. Revenue related to the sale of prescription drugs is recognized when the claims are adjudicated and the prescription drugs are shipped. Claims are adjudicated at the point-of-sale using an on-line processing system. Profitability of the PBM segment is largely dependent on the volume and type of prescription drug claims adjudicated and sold. Growth in revenue and profitability of the PBM segment is dependent upon attracting new customers, retaining the Company’s current customers and providing additional services to the Company’s current customer base by offering a flexible and cost-effective alternative to traditional PBM offerings. The Company’s PBM offerings allow its customers to gain increased control of their pharmacy benefit dollars and maximize cost savings and quality of care through a full range of pharmacy spend management services, including: formulary administration, benefit plan design and management, pharmacy network management, drug utilization review, clinical services and consulting, reporting and information analysis solutions, mail and specialty pharmacy services and consumer web services.

Under the Company’s customer contracts, retail pharmacies are solely obligated to collect the co-payments from the participants. As such, the Company does not include participant co-payments to retail pharmacies in revenue or cost of revenue. If these amounts were included in revenue and cost of revenue, operating income and net income would not have been affected.

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

Operating Expenses

The Company’s operating expenses primarily consist of cost of revenue, product development costs, selling, general and administrative (“SG&A”) costs, depreciation and amortization. Cost of revenue includes the cost of drugs dispensed and shipped, costs related to the products and services provided to customers in the HCIT segment and costs associated with the operation and maintenance of the transaction processing centers. These costs include salaries and related expenses for professional services personnel, transaction processing centers’ personnel, customer support personnel, any hardware or equipment sold to customers and depreciation expense related to data center operations. Product development costs consist of staffing expenses to produce enhancements and new initiatives. SG&A costs relate to selling expenses, commissions, marketing, network administration and administrative costs, including legal, accounting, investor relations and corporate development costs. Depreciation expense relates to the depreciation of property and equipment used by the Company. Amortization expense relates to definite-lived intangible assets from business acquisitions.

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

The complicated environment in which the Company operates presents it with opportunities, challenges, and risks. The Company’s customers are paramount to its success; the retention of existing customers and winning of new customers and members pose the greatest opportunities, and the loss thereof represents an ongoing risk. The preservation of the Company’s relationships with pharmaceutical manufacturers and retail pharmacies is very important to the execution of its business strategies. The Company’s future success will hinge on its ability to drive mail volume and increase generic dispensing rates in light of the significant brand-name drug patent expirations expected to occur over the next several years. The Company’s ability to continue to provide innovative and competitive clinical and other services to customers and patients, including the Company’s active participation in the Medicare Part D benefit and the rapidly growing specialty pharmacy industry, also plays an important part in the Company’s future success.

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

The Company operates in a competitive environment where customers and other payors seek to control the growth in the cost of providing prescription drug benefits. The Company’s business model is designed to reduce the level of drug cost. The Company helps manage drug cost primarily through programs designed to maximize the substitution of expensive brand drugs with equivalent but much lower cost generic drugs, obtaining competitive discounts from suppliers, securing rebates from pharmaceutical manufacturers and third party rebate administrators, securing discounts from retail pharmacies, applying the Company’s sophisticated clinical programs and efficiently administering prescriptions dispensed through the Company’s Mail Service and Specialty Service pharmacies.

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

The U.S. health care reform legislation enacted in March 2010 could provide drug coverage for millions of people in the form of expanded Medicaid coverage. The Company is active in this market and believes that expansion could create growth opportunities for the Company. In addition, the reform bill provides a pathway for follow-on biologic development, giving more cost effective generic options to customers and the potential opportunity for margin expansion for the Company. As many aspects of the reform bill do not go into effect for several years, the Company cannot predict the overall impact the legislation will have on the Company’s financial results. In addition, there are numerous proposed health care laws and regulations at the federal and state levels, many of which could adversely affect the Company’s business, results of operations and financial condition. The Company is unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to its business or the health care industry in general, or what effect any such legislation or regulations might have on it. The Company also cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws or regulations that could have a material adverse effect on its business or financial performance.

Competitive Strengths
The Company has demonstrated its ability to serve a broad range of customers from large managed care organizations and state governments to employer groups with fewer than a thousand members. The Company believes its principal competitive strengths are:
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
Measurable cost savings for customers: The Company provides its customers with increased control over prescription drug costs and drug benefit programs. The Company’s pricing model and flexible product offerings are designed to deliver measurable cost savings to the Company’s customers. The Company believes its pricing model is a key differentiator from its competitors for the Company’s customers who want to gain control of their prescription drug costs. For example, the Company’s pharmacy network contracts and manufacturer rebate agreements are made available by the Company to each customer. For customers who select the Company’s pharmacy network and manufacturer rebate services on a fixed fee per transaction basis, there is clarity to the rebates and other fees payable to the customer. The Company believes that its pricing model together with the flexibility to select from a broad range of customizable services helps customers realize measurable results and cost savings.

Selected financial highlights for the three months ended March 31, 2011 compared to the same period in 2010

Selected financial highlights for the three months ended March 31, 2011 and 2010 are noted below:

•
Total revenue in the three months ended March 31, 2011 was $1.1 billion as compared to $452.1 million for the same period in 2010. The increase is largely attributable to an increase in PBM revenue of $644.4 million, primarily due to the implementation of the previously announced HealthSpring contract on January 1, 2011, the acquisition of MedfusionRx on December 28, 2010, and other new customer starts during the first three months of 2011. As a result, the Company's PBM segment adjusted prescription claim volume increased 81.9% to 21.3 million for the first quarter of 2011 as compared to 11.7 million for the first quarter of 2010.

•
Operating income increased $5.3 million, or 23.5%, for the three months ended March 31, 2011, to $27.6 million as compared to $22.4 million for the same period in 2010. This increase was driven by increased gross profit in the PBM segment due to new customer starts as compared to the same period in 2010 offset by an increase in SG&A expense and amortization expense due to the acquisition of MedfusionRx.

•
The Company reported net income of $18.3 million, or $0.29 per share (fully-diluted), for the three months ended March 31, 2011, as compared to $14.8 million, or $0.24 per share (fully-diluted), for the same period in 2010. The increase is driven by higher gross profit attributable to an increase in PBM revenues due to new customer starts offset by an increase in SG&A expense and amortization expense due to the acquisition of MedfusionRx. Amortization expense included in net income was $3.6 million for the three months ended March 31, 2011 as compared to $2.0 million for the same period in 2010.

Results of Operations
Three months ended March 31, 2011 as compared to the three months ended March 31, 2010

	Three Months Ended March 31,
In thousands, except per share data	2011	2010
Revenue	$1,097,652	$452,148
Cost of revenue	1,034,074	401,919
Gross profit	63,578	50,229
Product development costs	3,360	3,073
SG&A	27,438	21,308
Depreciation of property and equipment	1,594	1,481
Amortization of intangible assets	3,560	1,995
Operating income	27,626	22,372
Interest income	(166)	(149)
Interest expense and other expense, net	453	592
Income before income taxes	27,339	21,929
Income tax expense	9,068	7,137
Net income	$18,271	$14,792
Diluted earnings per share	$0.29	$0.24
Revenue
Revenue increased $645.5 million, or 142.8%, to $1.1 billion for the three months ended March 31, 2011, primarily due to the implementation of HealthSpring on January 1, 2011, the acquisition of MedfusionRx on December 28, 2010, and other new customer starts during the first three months of 2011. Accordingly, adjusted prescription claim volume in the PBM segment increased 81.9% to 21.3 million as compared to 11.7 million for the three months ended March 31, 2010.

Cost of Revenue
Cost of revenue increased $632.2 million, or 157.3%, to $1.0 billion for the three months ended March 31, 2011, primarily due to increased PBM transaction volumes in 2011 as noted in the revenue discussion, driven by the HealthSpring implementation, the addition of prescriptions processed at MedfusionRx, and other additions to the customer base. Cost of revenue in the PBM segment substantially relates to the actual cost of the prescription drugs sold, plus any applicable shipping costs.

Gross Profit

Gross profit increased $13.3 million, or 26.6%, to $63.6 million for the three months ended March 31, 2011, mostly due to incremental PBM revenues generated from the HealthSpring contract and MedfusionRx acquisition as compared to the same period in 2010. Gross profit percentage has decreased from 11.1% of revenue to 5.8% of revenue due to HealthSpring transactions carrying a significantly lower gross profit percentage as compared to the historical PBM business, coupled with the significant volume associated with the HealthSpring business representing a large proportion of revenue.

Product Development Costs

Product development costs were $3.4 million and $3.1 million for the three months ended March 31, 2011 and 2010, respectively. Product development continues to be a key focus of the Company as it continues to pursue enhancements of existing products, as well as the development of new offerings, to support its market expansion.

SG&A Costs

SG&A costs for the three months ended March 31, 2011 were $27.4 million as compared to $21.3 million for the three months ended March 31, 2010, an increase of $6.1 million, or 28.8%. SG&A costs consist primarily of employee costs in addition to professional services costs, facilities and costs not related to cost of revenue. SG&A costs also include stock-based compensation cost of $1.5 million and $1.0 million for the three months ended March 31, 2011 and 2010, respectively. The increase in stock-based compensation during the three months ended March 31, 2011 as compared to the same period in 2010 is due to annual awards granted to the Company’s employees in 2011 and an increase in the value of those awards. The increase in the stock-based compensation valuations is directly attributable to the increase in the market value of the Company’s common shares as compared to the value at, and prior to, March 31, 2010. SG&A costs have also increased due to operating costs related to MedfusionRx, as well as due to additional resources added to support the growth of the PBM segment.

Depreciation

Depreciation expense relates to property and equipment used in all areas of the Company except for those depreciable assets directly related to the generation of revenue, which is included in cost of revenue in the consolidated statements of operations. Depreciation expense was $1.6 million for the three months ended March 31, 2011, an increase of $0.1 million as compared to the same period in 2010. Depreciation expense will fluctuate based on the level of new asset purchases, as well as the timing of assets becoming fully depreciated. Depreciation expense remained relatively flat for the three months ended March 31, 2011 as compared to the same period in 2010 since purchases and the amount of assets reaching full depreciation levels did not fluctuate significantly.

Amortization

Total amortization expense for the three months ended March 31, 2011 and 2010 was $3.6 million and $2.0 million, respectively, an increase of $1.6 million, or 78.4%. Amortization expense is driven mainly by amortization of intangible assets acquired in the MedfusionRx and NMHC acquisitions. For the three months ended March 31, 2011, amortization expense increased due to $1.8 million of amortization derived from intangible assets recognized in the MedfusionRx acquisition. This increase was offset by a $0.2 million decrease in amortization from intangible assets related to NMHC. NMHC amortization expense has decreased due to the amortization methodology used for these intangible assets. These intangible assets are amortized in line with their estimated future economic benefits, which for certain assets is greater at the beginning of their life versus the end. Accordingly, over time amortization will decrease. Amortization expense on all the Company’s intangible assets is expected to be approximately $10.7 million for the remainder of 2011. Refer to Note 7-Goodwill and Other Intangible Assets in the notes to the unaudited interim consolidated financial statements for more information on amortization expected in future years.

Interest Income and Interest Expense and Other Expense, net

Interest income for the three months ended March 31, 2011 was substantially consistent with the same period in 2010, due primarily to cash balances and interest rates remaining at similar levels in each period. Interest expense and other expense, net decreased to $0.5 million for the three months ended March 31, 2011 from $0.6 million for the same period in 2010, primarily due to the Company's focus on reducing banking costs and fees.

Income Taxes

The Company recognized income tax expense of $9.1 million for the three months ended March 31, 2011, representing an effective tax rate of 33.2%, as compared to a $7.1 million income tax expense, representing an effective tax rate of 32.5%, for the same period in 2010. The effective tax rate increased primarily due to the increase in the Company's pre-tax income, offset by additional tax benefits realized from the acquisition of MedfusionRx.

Segment Analysis

The Company reports in two operating segments: PBM and HCIT. The Company evaluates segment performance based on revenue and gross profit. A reconciliation of the Company’s business segments to the unaudited consolidated financial statements for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	PBM		HCIT		Consolidated
	2011	2010	2011	2010	2011	2010
Revenue	$1,071,923	$427,502	$25,729	$24,646	$1,097,652	$452,148
Cost of revenue	1,020,188	389,166	13,886	12,753	1,034,074	401,919
Gross profit	$51,735	$38,336	$11,843	$11,893	$63,578	$50,229
Gross profit %	4.8%	9.0%	46.0%	48.3%	5.8%	11.1%

PBM

Revenue was $1.1 billion for the three months ended March 31, 2011, an increase of $644.4 million, or 150.7%, as compared to the same period in 2010. The increase in revenue is primarily due to the implementation of the HealthSpring contract and other new customers as well as revenues generated from the acquisition of MedfusionRx on December, 28, 2010. As a result of these additions, adjusted prescription claim volume for the PBM segment was 21.3 million for the first quarter of 2011 as compared to 11.7 million for the first quarter of 2010.

Cost of revenue was $1.0 billion for the three months ended March 31, 2011 as compared to $389.2 million for the same period in 2010. Cost of revenue has increased in line with the increase in PBM revenues and is driven by the increase in prescriptions processed under the HealthSpring contract and dispensed at MedfusionRx. Cost of revenue in the PBM segment is predominantly comprised of the cost of prescription drugs from retail network transactions, and cost of prescriptions dispensed at the Company's Mail Service and Specialty Service pharmacies. Generic drug usage continues to be a focus of the industry and the Company to help drive down health care costs. The Company will continue to seek opportunities for increased generic prescription drug usage to help reduce overall prescription drug costs to its customers and the Company.

Gross profit was $51.7 million for the three months ended March 31, 2011 as compared to $38.3 million for the same period in 2010. Gross profit increased during the three months ended March 31, 2011 due to the incremental revenue generated from the HealthSpring contract and MedfusionRx acquisition as compared to the same period in 2010. Gross profit percentage was 4.8% and 9.0% for the three months ended March 31, 2011 and 2010, respectively. Gross profit percentage has decreased for the three months ended March 31, 2011 as compared to the same period in 2010 due to HealthSpring transactions carrying a significantly lower gross profit percentage as compared to the historical PBM business, coupled with the significant volume associated with the HealthSpring business representing a large proportion of revenue.

HCIT

HCIT revenue consists of transaction processing, professional services, system sales and maintenance contracts on system sales. Total HCIT revenue increased $1.1 million, or 4.4%, to $25.7 million for the three months ended March 31, 2011 as compared to $24.6 million for the same period in 2010. The increase was primarily due to an increase in revenues earned for transaction processing, offset by a decrease in system sales revenues.

Transaction processing revenue consists of claims processing and generally fluctuates as a result of the launch of new contracts as well as changes in volumes of services provided to existing customers. Professional services revenue is derived from providing support projects for both system sales and transaction processing customers, on an as-needed basis. Professional services revenue is dependent on customers initiating new projects and system enhancements which require the Company to assist them on both a fixed bid and time and materials basis. System sales are derived from license upgrades and additional applications for existing and new customers, as well as software and hardware sales to pharmacies that purchase the Company’s pharmacy system. Maintenance revenue is generated from maintenance services provided on related system or license sales.

Cost of revenue was $13.9 million and $12.8 million for the three months ended March 31, 2011 and 2010, respectively. Cost of revenue includes the direct support costs for the HCIT business as well as depreciation expense of $0.7 million and $0.6 million for the three-month periods ended March 31, 2011 and 2010, respectively. Cost of revenue increased for the three months ended March 31, 2011 as compared to the same period in 2010 due primarily to additional expenditures required to support the increasing transaction volumes of the Company.

Gross profit decreased by $0.1 million, or 0.4%, to $11.8 million for the three months ended March 31, 2011 as compared to $11.9 million for the same period in 2010. Gross profit percentage was 46.0% for the three months ended March 31, 2011 as compared to 48.3% for the three months ended March 31, 2010.

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

At March 31, 2011 and December 31, 2010, the Company had cash and cash equivalents totalling $325.9 million and $321.3 million, respectively. The Company believes that its cash on hand, together with cash generated from operating activities, will be sufficient to support planned operations for the foreseeable future. At March 31, 2011, cash and cash equivalents consist of cash on hand, deposits in banks, and bank term deposits with original maturities of 90 days or less. During the first quarter of 2010, the Company repositioned its funds previously placed in money market funds and moved the funds into cash on deposit accounts. The Company assessed that it would earn a greater return from cash on deposit accounts due to the historically low rates paid on the U.S. money market funds. Further, the Company reduced expenses by moving the funds to cash on deposit accounts as the fees charged for those accounts are lower than the U.S. money market fund accounts.

As of March 31, 2011, all of the Company’s cash and cash equivalents were exposed to market risks, primarily changes in U.S. interest rates. Declines in interest rates over time would reduce interest income related to these balances.

Consolidated Balance Sheets

Selected balance sheet highlights at March 31, 2011 are as follows:

•
Cash and cash-equivalents totaled $325.9 million, up $4.6 million from $321.3 million at December 31, 2010. The increase was primarily driven by profitable operations of the Company and proceeds from stock option exercises partially offset by capital expenditures. The Company’s cash is primarily held in deposit accounts with major financial institutions with high credit ratings.

•
Accounts receivable are made up of trade accounts receivable from both the PBM and HCIT segment customers. Accounts receivable increased $78.3 million to $200.5 million at March 31, 2011 from $122.2 million at December 31, 2010, driven by increases in revenue during the three-month period ended March 31, 2011, largely attributable to the HealthSpring implementation on January 1, 2011 and other new customer starts. The accounts receivable balance is impacted by changes in revenues, as well as the timing of collections, and is continually monitored by the Company to ensure timely collections and to assess the need for any changes to the allowance for doubtful accounts. The increase in accounts receivable corresponds to the increase in pharmacy benefits claims payable.

•
Rebates receivable of $33.9 million relate to billed and unbilled PBM receivables from pharmaceutical manufacturers and third party administrators in connection with the administration of the rebate program where the Company is the principal contracting party. The receivable and related payables are based on estimates, which are subject to final settlement. Rebates receivable decreased $0.3 million from $34.2 million at December 31, 2010. The balance remained consistent due to similar levels of transactions which were outstanding as of each period end. Although PBM revenue increased by 150.7% during the three months ended March 31, 2011 as compared to the same period in 2010, the Company does not process rebates for all customers, and accordingly the rebate receivable balance does not always fluctuate proportionately with changes in revenues and prescription claim volumes.

•
The Company’s inventory balance of $10.9 million consists predominantly of prescription drugs and medical supplies at its Mail Service and Specialty Service pharmacies. Changes in the inventory balance from period to period are caused by some seasonality in certain products, taking advantage of buying opportunities, and changing inventory levels to properly support new customers.

•
The accounts payable balance of $37.5 million represents amounts owed to the Company's suppliers for prescription drugs at the Mail Service and Specialty Service pharmacies, as well as amounts due to vendors for general operating expenses. As of March 31, 2011, the accounts payable balance has increased $6.5 million from the balance at December 31, 2010, due to an increase in purchases from the Company's suppliers for prescription drugs resulting from an increase in prescription claims volume, as well as the timing of payments made to the Company's vendors.

•
Pharmacy benefit management rebates payable represents amounts owed to customers for rebates from pharmaceutical manufacturers and third party administrators where the Company administers the rebate program on the customer’s behalf, and the Company is the principal contracting party. The payables are based on estimates, which are subject to final settlement. Pharmacy benefit management rebates payable decreased $0.2 million to $61.2 million from $61.4 million at December 31, 2010, due to changes in rebate rates and volume. Similar to the change in rebates receivables, the Company does not process rebates for all customers, and accordingly the rebate payables balance does not always fluctuate proportionately with changes in prescription claims processed.

•
Pharmacy benefit claim payments payable predominantly relates to amounts owed to retail pharmacies for prescription drug costs and dispensing fees in connection with prescriptions dispensed by the retail pharmacies to the members of the Company’s customers when the Company is the principal contracting party with the pharmacy. Pharmacy benefit claim payments payable increased $52.7 million to $137.3 million from $84.6 million at December 31, 2010 due to increased prescription claim transactions driven by HealthSpring and other customers implemented in 2011, as well as the timing of payments to the retail pharmacies.

•
Accrued liabilities decreased $2.6 million to $19.1 million at March 31, 2011 from $21.7 million at December 31, 2010, due primarily to the timing of payments made for professional services provided to the Company.

•
Salaries and wages payable decreased $4.8 million to $8.1 million at March 31, 2011 as compared to $12.8 million at December 31, 2010, due primarily to the payment of annual bonuses during the first quarter of 2011. Salaries and wages payable will fluctuate based on the timing of the period end relative to the Company’s payment period. Payment periods that fall closer to the end of a period will cause the salaries and wages payable account to decrease; whereas, when the payment period falls further from the period end, the balance will be higher.

Cash flows from operating activities

For the three months ended March 31, 2011, the Company generated $0.8 million of cash through its operations, an increase of $3.4 million as compared to the same period in 2010. Cash provided by operating activities has increased mainly due to increased net income, including additional net income earned from the implementation of the HealthSpring contract, the acquisition of MedfusionRx and other new customer starts, plus the impact of non-cash expenses related to stock-based compensation, depreciation and amortization, offset by the timing of accounts receivable collections. Cash from operations consisted of net income of $18.3 million adjusted for $5.9 million in depreciation and amortization, $1.7 million in stock-based compensation expense, an increase in claims payable of $52.7 million driven by the increased prescription claim volume from the HealthSpring contract, an increase in accounts payable of $6.5 million due to an increase in purchases of prescription drugs from the Company's wholesale vendors arising from an increase in prescription claim volume, as well as increases in amounts payable to the Company's other vendors supporting general operating expenses, and a decrease in income tax recoverable of $8.2 million. These were offset by an increase in accounts receivable of $78.2 million due to the increase in revenues and billings from the HealthSpring contract, a decrease in accrued liabilities of $7.8 million due to payment of amounts accrued for professional services vendors and the payment of the Company's annual bonus, and $3.3 million in tax benefits from option exercises.

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

For the three months ended March 31, 2010, the Company used $2.7 million of cash through its operations. Cash from operations consisted of net income of $14.8 million adjusted for $4.1 million in depreciation and amortization, $1.3 million in stock-based compensation expense, an increase in deferred revenue of $1.4 million driven by up front payments for professional services contracts, an increase in rebates payable of $12.0 million and an increase in pharmacy claims payable of $2.3 million. These were offset by an increase in rebates receivable of $14.5 million, an increase in accounts receivable of $11.3 million, a reduction in accrued liabilities of $10.7 million, a decrease in accounts payable of $2.4 million, and a $4.1 million tax benefit from option exercises.

Cash flows from investing activities

For the three months ended March 31, 2011, the Company used $1.2 million of cash from investing activities. The cash was used for purchases of property and equipment to support growth in the PBM segment, as shown by the increase in total transactions processed from 11.7 million for the three months ended March 31, 2010 to 21.3 million for the three months ended March 31, 2011.

As the Company grows, it continues to purchase capital assets to support increases in network capacity and personnel. The Company monitors and budgets these costs to ensure that the expenditures aid in its strategic growth plan.

For the three months ended March 31, 2010, the Company provided $3.7 million of cash from investing activities, which consisted primarily of $6.8 million from the sale of short term investments, offset by $2.2 million in purchases of short-term investments. The Company sold all the short-term investments it held during the first quarter of 2010 and moved those funds into cash on deposit accounts. The Company also used $1.0 million for purchases of property and equipment to support increased transaction volume during the period.

Cash flows from financing activities

For the three months ended March 31, 2011, the Company generated $5.1 million of cash from financing activities, which consisted of proceeds from the exercise of stock options of $1.8 million and a $3.3 million tax benefit from stock-based compensation plans.

Cash flows from financing activities generally fluctuate based on the timing of option exercises by the Company’s employees, which are affected by market prices, vesting dates and expiration dates.

For the three months ended March 31, 2010, the Company generated $7.8 million of cash from financing activities, which consisted of proceeds from the exercise of stock options of $3.8 million and a $4.1 million tax benefit on the exercise of stock options.

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

Contingencies

For information on legal proceedings and contingencies, see Note 12 —Commitments and Contingencies in the notes to the unaudited interim consolidated financial statements.

Contractual Obligations

For the three months ended March 31, 2011, there have been no significant changes to the Company’s contractual obligations as disclosed in its 2010 Annual Report on Form 10-K.

Outstanding Securities

As of April 30, 2011, the Company had 61,876,578 common shares outstanding, 1,654,424 options outstanding and 660,138 restricted stock units outstanding. The options are exercisable on a one-for-one basis into common shares. The outstanding restricted stock units are subject to time-based and performance-based vesting restrictions. The number of outstanding restricted stock units as of April 30, 2011 assumes the maximum associated performance targets will be met for the performance-based restricted stock units. Upon vesting, the restricted stock units convert into common shares on a one-for-one basis.

Critical Accounting Estimates

See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in the 2010 Annual Report on Form 10-K for a discussion of the Company’s critical accounting estimates.

Recent Accounting Standards

The Company does not currently expect any recently issued guidance to have a significant impact on the Company’s financial condition or future results of operations.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk in the normal course of its business operations, primarily the risk of loss arising from adverse changes in interest rates. See Note 13 — Derivative Instruments and Fair Value in the notes to the unaudited consolidated financial statements for a discussion of the Company’s interest rate risks. The Company generates some revenue in Canadian dollars, and is therefore also subject to foreign exchange rate risk when those results are translated into U.S. dollars for financial reporting purposes.

There has been no material change in the Company’s exposure to market risk during the three months ended March 31, 2011.

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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

For information on legal proceedings, see Note 12 —Commitments and Contingencies in the notes to the unaudited consolidated financial statements.

ITEM 1A.    Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2010 includes a detailed discussion of certain material risk factors facing us. The information presented below describes updates and additions to such risk factors and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K.
We are dependent on key customers.
We generate a significant portion of our revenue from a small number of customers. Our largest customer, HealthSpring, accounted for 43% of our PBM segment revenue and 42% of our total revenue for the three months ended March 31, 2011. Given the significant volume associated with the HealthSpring business and initial three-year term (with two additional one-year extensions) of the agreement, we expect to continue to generate a substantial portion of our revenues from HealthSpring for the foreseeable future. Although we continually seek to diversify our customer base, we may be unable to offset the effects of an adverse change in one of our key customer relationships (such as HealthSpring). For example, if our existing customers elect not to renew their contracts with us at the expiry of the current terms of those contracts, or reduce the level of service offerings the Company provides, our recurring revenue base will be reduced, which could have a material adverse effect on our results of operations. Furthermore, we sell most of our computer software and services to PBM organizations, Blue Cross/Blue Shield organizations, managed care organizations and retail/mail-order pharmacy chains. If the healthcare benefits industry or our customers in the healthcare benefits industry experience problems, they may curtail spending on our products and services and our business and financial results could be materially adversely affected. For example, we may suffer a loss of customers if there is any significant consolidation among firms in the healthcare benefits industry or other participants in the pharmaceutical supply chain or if demand for pharmaceutical claims processing services should decline.
Many of our clients put their contracts out for competitive bidding prior to expiration. Competitive bidding requires costly and time-consuming efforts on our behalf and, even after we have won such bidding processes, we can incur significant expenses in proceedings or litigation contesting the adequacy or fairness of these bidding processes. We could lose clients if they cancel their agreements with us, if we fail to win a competitive bid at the time of contract renewal, if the financial condition of any of our clients deteriorates or if our clients are acquired by, or acquire, companies with which we do not have contracts. Over the past several years, self-funded employers, third party administrators and other managed care companies have experienced significant consolidation. Consolidations by their very nature reduce the number of clients who may need our services. A client involved in a merger or acquisition by a company that is not a client of ours may not renew, and in some instances may terminate, its contract with us. Our clients have been and may continue to be, subject to consolidation pressure.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.     Defaults Upon Senior Securities

None.

ITEM 4.    Reserved

None.

ITEM 5.    Other Information

Executive Stock Trading Plans

As part of an effort to diversify their personal holdings, in the first quarter of 2011, certain executive officers of the Company, including Mark A. Thierer, Chief Executive Officer, and Jeffrey Park, Chief Financial Officer, adopted written stock trading plans (the “Trading Plans”) in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (“Rule 10b5-1”), as well as the Company’s insider trading policies. Trading under the previously entered Trading Plans will begin at pre-determined dates set forth in the Trading Plans and end twelve months after the adoption date. Rule 10b5-1 trading plans are intended to permit the orderly disposition of a portion of their respective holdings of common stock of the Company, including stock that they have the right to acquire under outstanding stock options granted by the Company, as a part of their personal long term financial plans for asset diversification, liquidity and estate planning. Many of the Company’s stock options expire five years from the vesting date; as a result, it is necessary for Company insiders to prepare orderly disposition strategies. The number of shares of the Company expected to be sold under the Trading Plans represents less than 1.0% of the Company’s outstanding common stock. Transactions made under the Rule 10b5-1 trading plans will be reported to the Securities and Exchange Commission in accordance with applicable securities laws, rules and regulations. A Rule 10b5-1 plan must be entered into in good faith at a time when the insider is not aware of material, non-public information. Subsequent receipt by the insider of material, non-public information will not prevent prearranged transactions under the Rule 10b5-1 plan from being executed.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2011and December 31,2010, (ii) the Consolidated Statement of Operations for the three months ended March 31, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2011 and 2010, (iv) the Consolidated Statement of Cash Flows for the three months ended March 31, 2011 and 2010, (v) the Consolidated Statement of Shareholder's Equity for the three months ended March 31, 2011 and 2010, and (vi) the notes to the Consolidated Financial Statements.
Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SXC Health Solutions Corp.
May 6, 2011	By:	/s/ Jeff Park
Jeffrey Park
Chief Financial Officer (on behalf of the registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document	Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2011and December 31,2010, (ii) the Consolidated Statement of Operations for the three months ended March 31, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2011 and 2010, (iv) the Consolidated Statement of Cash Flows for the three months ended March 31, 2011 and 2010, (v) the Consolidated Statement of Shareholder's Equity for the three months ended March 31, 2011 and 2010, and (vi) the notes to the Consolidated Financial Statements.
Filed herewith