Form 10-Q
period 2011-06-30
SXC Health Solutions Corp.
filed 2011-08-05
CIK 1363851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2011, there were 62,261,565 of the Registrant’s common shares, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1.     Financial Statements

SXC HEALTH SOLUTIONS CORP.
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$319,707	$321,284
Restricted cash	14,962	13,790
Accounts receivable, net of allowance for doubtful accounts of $3,178 (2010 — $3,553)	227,064	122,175
Rebates receivable	37,456	34,249
Prepaid expenses and other assets	7,887	4,888
Inventory	12,223	8,736
Income tax recoverable	2,642	5,285
Deferred income taxes	5,475	6,647
Total current assets	627,416	517,054
Property and equipment, net of accumulated depreciation of $38,393 (2010 — $35,861)	18,403	20,896
Goodwill	229,764	220,597
Other intangible assets, net of accumulated amortization of $38,913 (2010 — $31,687)	53,556	56,282
Deferred income taxes	501	665
Other assets	2,445	1,296
Total assets	$932,085	$816,790

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$38,531	$30,930
Customer deposits	15,231	15,376
Salaries and wages payable	9,861	12,833
Accrued liabilities	18,103	21,652
Pharmacy benefit management rebates payable	56,338	61,364
Pharmacy benefit claims payable	144,928	84,599
Deferred revenue	12,999	11,177
Total current liabilities	295,991	237,931
Deferred income taxes	14,656	15,111
Other liabilities	10,119	10,492
Total liabilities	320,766	263,534
Commitments and contingencies (Note 12)
Shareholders’ equity
Common shares: no par value, unlimited shares authorized; 62,261,565 shares issued and outstanding at June 30, 2011 (December 31, 2010 — 61,602,997 shares)	392,981	381,736
Additional paid-in capital	31,955	24,973
Retained earnings	186,383	146,547
Total shareholders’ equity	611,319	553,256
Total liabilities and shareholders’ equity	$932,085	$816,790

See accompanying notes to the unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Revenue:
PBM	$1,182,856	$451,295	$2,254,778	$878,797
HCIT	29,183	28,151	54,911	52,797
Total revenue	1,212,039	479,446	2,309,689	931,594
Cost of revenue:
PBM	1,122,501	412,681	2,142,689	801,847
HCIT	15,335	13,026	29,221	25,780
Total cost of revenue	1,137,836	425,707	2,171,910	827,627
Gross profit	74,203	53,739	137,779	103,967
Expenses:
Product development costs	3,666	3,021	7,026	6,094
Selling, general and administrative	32,229	21,486	59,668	42,792
Depreciation of property and equipment	1,582	1,537	3,175	3,019
Amortization of intangible assets	3,667	1,978	7,226	3,973
	41,144	28,022	77,095	55,878
Operating income	33,059	25,717	60,684	48,089
Interest income	(93)	(175)	(260)	(324)
Interest expense and other expense, net	677	378	1,130	971
Income before income taxes	32,475	25,514	59,814	47,442
Income tax expense (benefit):
Current	11,687	7,209	20,297	12,738
Deferred	(777)	1,160	(319)	2,767
	10,910	8,369	19,978	15,505
Net income	$21,565	$17,145	$39,836	$31,937
Earnings per share:
Basic	$0.35	$0.28	$0.64	$0.53
Diluted	$0.34	$0.27	$0.63	$0.51
Weighted average number of shares used in computing earnings per share:
Basic	62,074,246	60,692,932	61,938,392	60,441,364
Diluted	63,768,457	62,778,034	63,649,369	62,401,408
See accompanying notes to the unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Net income	$21,565	$17,145	$39,836	$31,937
Other comprehensive income, net of tax
Unrealized gain on short-term investments (net of income tax expense of $1 for the six months ended June 30, 2010)	—	—	—	1
Comprehensive income	$21,565	$17,145	$39,836	$31,938
See accompanying notes to the unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2011	2010
	(unaudited)
Cash flows from operating activities:
Net income	$39,836	$31,937
Items not involving cash:
Stock-based compensation	4,102	2,881
Depreciation of property and equipment	4,580	4,235
Amortization of intangible assets	7,226	3,973
Deferred lease inducements and rent	(247)	(238)
Deferred income taxes	(319)	2,767
Tax benefit on stock-based compensation plans	(9,019)	(5,588)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(103,044)	(6,624)
Rebates receivable	(401)	(17,301)
Restricted cash	(1,172)	(152)
Prepaid expenses and other assets	(2,939)	(1,571)
Inventory	(3,487)	(1,122)
Income tax recoverable	12,862	7,108
Accounts payable	6,320	(1,685)
Accrued liabilities	(7,879)	(10,696)
Pharmacy benefit claim payments payable	60,329	11,246
Pharmacy benefit management rebates payable	(7,832)	12,964
Deferred revenue	1,815	3,107
Customer deposits	(145)	540
Other	(1,183)	1,020
Net cash (used) provided by operating activities	(597)	36,801
Cash flows from investing activities:
Acquisitions, net of cash acquired	(12,985)	—
Purchases of property and equipment	(2,095)	(3,526)
Proceeds from sales of short term investments	—	6,828
Purchases of short term investments	—	(2,208)
Net cash (used) provided by investing activities	(15,080)	1,094
Cash flows from financing activities:
Tax benefit on stock-based compensation plans	9,019	5,588
Proceeds from exercise of options	5,106	4,727
Net cash provided by financing activities	14,125	10,315
Effect of foreign exchange on cash balances	(25)	44
(Decrease) increase in cash and cash equivalents	(1,577)	48,254
Cash and cash equivalents, beginning of period	321,284	304,370
Cash and cash equivalents, end of period	$319,707	$352,624

See accompanying notes to unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at December 31, 2010	61,602,997	$381,736	$24,973	$146,547	$—	$553,256
Activity during the period (unaudited):
Net income	—	—	—	39,836	—	39,836
Exercise of stock options	586,116	7,269	(2,163)	—	—	5,106
Vesting of restricted stock units	72,452	3,976	(3,976)	—	—	—
Tax benefit on options exercised	—	—	9,019	—	—	9,019
Stock-based compensation	—	—	4,102	—	—	4,102
Balance at June 30, 2011 (unaudited)	62,261,565	$392,981	$31,955	$186,383	$—	$611,319

Balance at December 31, 2009	60,114,562	$361,530	$15,153	$81,812	$(1)	$458,494
Activity during the period (unaudited):
Net income	—	—	—	31,937	—	31,937
Exercise of stock options	645,560	6,719	(1,992)	—	—	4,727
Vesting of restricted stock units	45,458	1,620	(1,620)	—	—	—
Tax benefit on options exercised	—	—	5,588	—	—	5,588
Stock-based compensation	—	—	2,881	—	—	2,881
Other comprehensive income, net of tax	—	—	—	—	1	1
Balance at June 30, 2010 (unaudited)	60,805,580	$369,869	$20,010	$113,749	$—	$503,628
See accompanying notes to the unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

Basis of presentation:
The unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting on Form 10-Q, and following accounting policies consistent with the Company’s audited annual consolidated financial statements for the year ended December 31, 2010. The unaudited interim consolidated financial statements of the Company include its majority-owned subsidiaries and all significant intercompany transactions and balances have been eliminated in consolidation. Amounts in the unaudited interim consolidated financial statements and notes thereto are expressed in U.S. dollars, except where indicated. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Certain reclassifications have been made to conform the prior year's consolidated financial statements to the current year's presentation.The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011. As of the issuance date of the Company’s financial statements, the Company has assessed whether subsequent events have occurred that require adjustment to or disclosure in these unaudited interim consolidated financial statements in accordance with Financial Accounting Standards Board’s (“FASB”) guidance.
Pursuant to the SEC rules and regulations for reporting on Form 10-Q, certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or excluded. As a result, these unaudited interim consolidated financial statements do not contain all the disclosures required to be included in the annual consolidated financial statements and should be read in conjunction with the most recent audited annual consolidated financial statements and notes thereto for the year ended December 31, 2010.
Use of estimates:
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include revenue recognition, rebates, purchase price allocation in connection with acquisitions, valuation of property and equipment, valuation of intangible assets acquired and related amortization periods, impairment of goodwill, income tax uncertainties, contingencies and valuation allowances for receivables and income taxes. Actual results could differ from those estimates.

3.	Recent Accounting Pronouncements

a) Recent accounting standards implemented
No new standards have been implemented by the Company during the three and six month periods ended June 30, 2011.

b) Recent accounting standards issued
In May 2011, the FASB issued amendments to fair value measurement and disclosure guidance. The amendments were a result of the FASB and the International Accounting Standards Board developing common guidance for fair value measurements and associated disclosures. The amendments issued by the FASB clarify the intent about the application of existing fair value measurement and disclosure requirements or change a particular principle or requirement for measuring fair value and disclosing information about fair value measurements.The amendments are required to be applied prospectively for the Company's fiscal year beginning January 1, 2012, with early adoption prohibited. The Company does not expect the implementation of the amendments to the fair value guidance to have a material impact on its financial statements.

On June 16, 2011, the FASB issued an update to the presentation of comprehensive income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement — referred to as the statement of comprehensive income — or in two separate, but consecutive, statements. The amendments are required to be applied prospectively for the Company's fiscal year beginning January 1, 2012, with early adoption prohibited. The Company does not expect the implementation of this standard to have a material impact on the presentation of its financial statements.

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

5. Business Combinations
MedfusionRx Acquisition

On December 28, 2010, the Company, through its direct wholly owned subsidiary SXC Health Solutions, Inc. (“SXC Inc.”), completed the acquisition of MedfusionRx, L.L.C. and certain affiliated entities and certain assets of Medtown South, L.L.C. (collectively, "MedfusionRx"), a specialty pharmacy services provider with significant expertise in providing clinical services to patients with complex chronic conditions. The purchase price for MedfusionRx was $101.5 million in cash, with an opportunity for the former owners of MedfusionRx to earn an additional $5.5 million in cash, subject to the satisfaction of certain performance targets in the 2012 fiscal year, in each case based upon the terms and subject to the conditions contained in the MedfusionRx Purchase Agreement. MedfusionRx's results of operations are included in the consolidated statements of operations commencing January 1, 2011. MedfusionRx's results of operations from the date of acquisition through December 31, 2010 were not material to the Company's results of operations for 2010.

The acquisition of MedfusionRx will help transform the Company's Specialty Service pharmacy business by expanding its presence and enhancing its capabilities in this rapidly growing segment of the PBM industry. The acquisition will also provide an opportunity to create new revenues and generate cost savings through purchasing synergies.
The purchase price of the acquired MedfusionRx operations was comprised of the following (in thousands):

Cash payment to MedfusionRx shareholders	$101,514
Fair value of contingent purchase price	4,865
Total purchase price	$106,379

The MedfusionRx Purchase Agreement includes contingent purchase price consideration in the form of an earn-out payment of up to $5.5 million contingent upon the MedfusionRx book of business meeting or exceeding certain gross profit targets for the 2012 fiscal year. The $4.9 million fair value of the contingent purchase price was accrued at the date of acquisition as part of the total consideration transferred. The Company utilized a probability weighted discounted cash flow method, with expected future performance of MedfusionRx and its ability to meet the target performance objectives as the main driver of the valuation, to arrive at the fair value of the contingent consideration. The Company will continue to reassess the fair value of the contingent purchase price until the applicable earn-out period has lapsed. Any future changes to the fair value of the contingent purchase price will be recognized in earnings of the Company. As the valuation for the contingent consideration is based on inputs not observable in the market, the measurement is classified as Level 3 in the fair value hierarchy.

Costs related to the MedfusionRx acquisition of $2.4 million were included in selling, general and administrative expenses for the year ended December 31, 2010. No additional acquisition costs were incurred during the three and six months ended June 30, 2011. The costs incurred were comprised of legal, accounting, valuation, and professional services fees associated with the MedfusionRx acquisition.

Purchase Price Allocation
The MedfusionRx acquisition was accounted for under the acquisition method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The carrying values for current assets and liabilities were deemed to approximate their fair values due to the short-term nature of their maturities. Fair values for acquired amortized intangible assets were determined as follows: customer lists are valued using an excess earnings model based on expected future revenues derived from the customers acquired, non-compete agreements were valued using discounted cash flow models based on expected future results of MedfusionRx, trademarks/tradenames and software were valued using a royalty savings model based on future projected revenues of MedfusionRx and applicable market royalty rates and licenses utilized a replacement cost approach. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. All of the assets and liabilities recorded for the MedfusionRx acquisition are included within the Company's PBM segment. Goodwill is non-amortizing for financial statement purposes and the entire goodwill balance generated from the MedfusionRx acquisition is tax deductible. The goodwill recognized by the Company represents many of the synergies and business growth opportunities that may be realized from this acquisition. The synergies are comprised of the opportunity to pull through more specialty sales to the Company's existing customer base, the expansion of the Company's product offerings and improved pricing from the Company's suppliers due to the increased volume of prescription drug purchases.

The following summarizes the preliminary fair values assigned to the assets acquired and liabilities assumed at the acquisition date and are subject to change. The purchase price allocation and related valuation process are not complete, however, the Company has completed its valuation of intangible assets, inventory, property and equipment, and accounts payable acquired. The Company is continuing to analyze the completeness of accrued liabilities acquired and the fair value of accounts receivables obtained in the acquisition. Final determination of the fair values may result in further adjustments to the amounts presented below (in thousands):

Current assets	$20,781
Property and equipment	360
Goodwill	78,646
Intangible assets	26,262
Total assets acquired	126,049
Current liabilities	19,670
Total liabilities assumed	19,670
Net assets acquired	$106,379
During the three and six months ended June 30, 2011, the Company recognized $1.8 million  and 3.5 million, respectively, of amortization expense from intangible assets acquired. Amortization for the remainder of 2011 is expected to be $3.5 million. Amortization for 2012 and 2013 is expected to be $4.9 million and $3.8 million, respectively.
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

	Three Months Ended June 30,	Six Months Ended June 30,
	2010	2010
Revenue	$536,709	$1,052,642
Gross profit	$63,166	$119,249
Net income	$20,056	$36,120
Earnings per share:
Basic	$0.33	$0.60
Diluted	$0.32	$0.58
Weighted average shares outstanding:
Basic	60,692,932	60,441,364
Diluted	62,778,034	62,401,408
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

MedMetrics Health Partners Acquisition

On June 1, 2011, the Company completed the acquisition of substantially all of the assets of MedMetrics Health Partners, Inc. (“MedMetrics”), the full-service PBM subsidiary of Public Sector Partners, Inc., which is affiliated with a major medical school. MedMetrics results of operations are included in the 2011 consolidated statements of operations commencing June 1, 2011. Prior to the acquisition, MedMetrics was a customer of the Company and its associated revenue was accounted for in the PBM segment. Due to the previous contractual relationship between the Company and MedMetrics, there were pre-existing transactions between the two entities which resulted in approximately $10.6 million in accounts receivables due to the Company from MedMetrics for PBM services provided. No gain or loss was generated from the subsequent settlement of these pre-existing balances. Taking into account deal-related closing expenses and related intangible assets amortization, the acquisition is not expected to have a material impact to 2011 fully-diluted earnings per share ("EPS").
The acquisition of MedMetrics is consistent with the Company's strategy to acquire assets that currently utilize the Company's technology platform which eases the integration into the Company's business and will allow the Company the opportunity to sell additional services, such as mail and specialty services, to MedMetrics' customers. The acquisition will also help extend the Company's footprint in the northeastern part of the U.S. to continue to grow the business in that market place.
The MedMetrics acquisition was accounted for under the acquisition method of accounting, with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. All of the assets and liabilities recorded for the MedMetrics acquisition are included within the Company's PBM segment.

PTRX, Inc. Acquisition

On August 3, 2011, the Company announced that it has entered into a definitive agreement to acquire PTRX, Inc. (“PTRx”), a full-service PBM, and SaveDirectRx, Inc. (“SaveDirectRx”), its exclusive mail-order pharmacy provider, both based in San Antonio, TX. The purchase price is $77 million in cash, subject to certain customary post-closing adjustments, with an opportunity for the former owners to earn an additional $4.5 million subject to the achievement of certain performance targets through 2012. The acquisition is subject to various closing conditions and is expected to be completed in the fourth quarter of 2011.

6. Cash and Cash Equivalents

The components of cash and cash equivalents are as follows (in thousands):

	June 30, 2011	December 31, 2010
Cash on deposit	$430,762	$387,687
Payments in transit	(111,075)	(66,423)
Canadian dollar deposits (June 30, 2011 — Cdn. $19 at 0.9651; December 31, 2010 — Cdn. $20 at 1.0002)	20	20
	$319,707	$321,284

The Company determined the carrying amount reported in the consolidated balance sheets as cash and cash equivalents approximates fair value due to the short maturities of these instruments; accordingly, the valuation of these instruments are considered Level 1 measurements in the fair value hierarchy.

7. Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or more frequently if impairment indicators arise. The Company allocates goodwill to both the PBM and HCIT segments. There were no impairments of goodwill or indefinite-lived intangible assets during the three or six months ended June 30, 2011 and 2010.
Definite-lived intangible assets are amortized over the useful lives of the related assets. The components of intangible assets were as follows (in thousands):

	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$71,474	$31,792	$39,682	$68,624	$25,493	$43,131
Acquired software	3,765	3,397	368	3,765	3,272	493
Trademarks/Trade names	11,920	1,826	10,094	11,370	1,252	10,118
Non-compete agreements	4,010	1,657	2,353	2,910	1,492	1,418
Licenses	1,300	241	1,059	1,300	178	1,122
Total	$92,469	$38,913	$53,556	$87,969	$31,687	$56,282

Total amortization associated with intangible assets at June 30, 2011 is estimated to be $7.8 million for the remainder of 2011, $12.5 million in 2012, $10.2 million in 2013, $8.8 million in 2014, $6.5 million in 2015, and $7.7 million in total for years after 2015. The main driver of the future amortization is related to intangible assets acquired in the acquisitions of National Medical Health Card Systems, Inc. (“NMHC”) in 2008 and MedfusionRx in 2010.

8. Shareholders’ Equity

(a)	Stock Incentive Plans:
Effective on March 11, 2009, the Board of Directors of the Company adopted the SXC Health Solutions Corp. Long-Term Incentive Plan (“LTIP”), which was approved by the shareholders of the Company at the Annual and Special Meeting of Shareholders on May 13, 2009. The LTIP provides for the grant of stock option awards, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other stock-based awards to eligible persons, including executive officers and directors of the Company. The purpose of the LTIP is to advance the interests of the Company by attracting and retaining high caliber employees and other key individuals who perform services for the Company, a subsidiary or an affiliate; align the interests of the Company’s shareholders and recipients of awards under the LTIP by increasing the proprietary interest of such recipients in the Company’s growth and success; and motivate award recipients to act in the best long-term interest of the Company and its shareholders. The LTIP replaced the previous stock option plan, and no further grants or awards will be issued under the previous stock option plan. The maximum common shares of the Company allowed to be issued under the LTIP was increased by 1,800,000 on May 11, 2011, after the Company’s shareholders approved an amendment to the LTIP at the annual and special meeting of shareholders of the Company.
There were 2,169,329 stock-based awards available for grant under the LTIP as of June 30, 2011.

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

The ESPP requires that common shares available for purchase under the ESPP be drawn from reacquired common shares purchased on behalf of the Company in the open market. During the six months ended June 30, 2011 and 2010, there were 3,133 and 4,086 shares delivered under the ESPP, respectively.

The ESPP is not considered compensatory as its purchase discount is not greater than 5%, the plan is available to substantially all employees, and the plan does not incorporate option features. Accordingly, no portion of the cost related to ESPP purchases is included in the Company’s stock-based compensation expense.

(c)	Outstanding shares and stock options:
At June 30, 2011, the Company had outstanding common shares of 62,261,565 and stock options outstanding of 1,347,517. At December 31, 2010, the Company had outstanding common shares of 61,602,997 and stock options outstanding of 1,749,459. As of June 30, 2011, stock options outstanding consisted of 146,397 Canadian dollar stock options at a weighted-average exercise price of Canadian $5.61 and 1,201,120 U.S. dollar stock options at a weighted-average exercise price of U.S. $19.45.

(d)	Restricted stock units:
During the six months ended June 30, 2011, the Company granted 113,046 time-based restricted stock units (“RSUs”) and 98,662 performance-based RSUs to its employees and non-employee directors with a weighted average grant date fair value of $50.50 per share. At June 30, 2011, there were 294,362 time-based RSUs and 324,222 performance-based RSUs outstanding.

Time-based RSUs vest on a straight-line basis over a range of two to four years and performance-based RSUs cliff vest based upon reaching agreed upon three-year cumulative performance conditions. The number of outstanding performance-based RSUs as of June 30, 2011 assumes the associated performance targets will be met at the maximum level.

9. Stock-Based Compensation
During the six-month periods ended June 30, 2011 and 2010, the Company recorded stock-based compensation expense of $4.1 million and $2.9 million, respectively. The Black-Scholes option-pricing model was used to estimate the fair value of the stock options at the grant date based on the following assumptions:

	Six Months Ended June 30,
	2011	2010
Total stock options granted	204,054	138,680
Volatility	48.6%-49.1%	48.0%-48.5%
Risk-free interest rate	1.6%-2.2%	2.1%-2.4%
Expected life (in years)	4.5	4.5
Dividend yield	—	—
Weighted-average grant date fair value	$21.59	$12.97
Fair value is established for RSUs based on the stock market price at the grant date.
As of June 30, 2011, there was $6.9 million and $14.8 million of unrecognized compensation cost related to stock options and RSUs, respectively, which is expected to be recognized over a weighted-average period of 3.1 years and 2.6 years, respectively.

10. Segment Information

The Company reports in two operating segments: PBM and HCIT. The Company evaluates segment performance based upon revenue and gross profit. Financial information by segment is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
PBM:
Revenue	$1,182,856	$451,295	$2,254,778	$878,797
Cost of revenue	1,122,501	412,681	2,142,689	801,847
Gross profit	$60,355	$38,614	$112,089	$76,950
Total assets at June 30	$641,983	$473,046
HCIT:
Revenue	$29,183	$28,151	$54,911	$52,797
Cost of revenue	15,335	13,026	29,221	25,780
Gross profit	$13,848	$15,125	$25,690	$27,017
Total assets at June 30	$290,102	$249,512
Consolidated:
Revenue	$1,212,039	$479,446	$2,309,689	$931,594
Cost of revenue	1,137,836	425,707	2,171,910	827,627
Gross profit	$74,203	$53,739	$137,779	$103,967
Total assets at June 30	$932,085	$722,558

For the three-month period ended June 30, 2011, one customer accounted for 40% of total revenues. For the six-month period ended June 30, 2011, one customer accounted for 41% of total revenue. For the three and six-month periods ended June 30, 2010, no one customer accounted for 10% or more of total revenue.

At June 30, 2011, one customer accounted for 29% of the outstanding accounts receivable balance. At December 31, 2010, no one customer accounted for 10% or more of the outstanding accounts receivable balance.

11. Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2011 and 2010 was 33.6% and 32.8%, respectively. The Company’s effective tax rate for the six months ended June 30, 2011 and 2010 was 33.4% and 32.7%, respectively. The effective tax rate increased during the three and six months ended June 30, 2011 as compared to the same periods in 2010, primarily due to an increase in the Company's pre-tax income.

The Company and its subsidiaries file income tax returns in Canadian and U.S. federal jurisdictions, and various provincial, state and local jurisdictions. With a few exceptions, the Company is no longer subject to tax examinations by tax authorities for years prior to 2006.

12. Commitments and Contingencies

On December 28, 2010, the Company completed its acquisition of MedfusionRx, a leading independent specialty pharmacy services provider. On March 24, 2011, three employees of MedfusionRx and several third parties were indicted for alleged violations of the federal anti-kickback statute that occurred prior to the closing of the acquisition. None of these employees are currently employed by MedfusionRx. MedfusionRx intends to cooperate fully with any requests received from governmental officials. While the Company believes that it is entitled to indemnification with respect to any costs or expenses arising from or relating to this matter pursuant to the terms of the MedfusionRx Purchase Agreement, we can give no assurances that such indemnification will be sufficient to cover all potential civil/criminal penalties and claims arising therefrom or relating thereto. As of June 30, 2011, the Company has not recorded any contingent liability in the consolidated financial statements relating to this matter.
From time to time in connection with its operations, the Company is named as a defendant in actions for damages and costs allegedly sustained by third party plaintiffs. The Company has considered these proceedings and disputes in determining the necessity of any reserves for losses that are probable and reasonably estimable. In addition, various aspects of the Company’s business may subject it to litigation and liability for damages arising from errors in the processing of prescription drug claims, failure to meet performance measures within certain contracts relating to its services, its ability to obtain certain levels of discounts for rebates on prescription purchases from retail pharmacies and drug manufacturers or other actions or omissions. The Company’s recorded reserves are based on estimates developed with consideration given to the potential merits of claims or quantification of any performance obligations. The Company also takes into account its history of claims, the limitations of any insurance coverage, advice from outside counsel and management’s strategy with regard to the settlement or defense of such claims and obligations. While the ultimate outcome of those claims, lawsuits or performance obligations cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these claims and performance obligations, that adequate provisions have been recorded in the consolidated financial statements where required.

The Company provides routine indemnification to its customers against liability if the Company’s products infringe on a third party’s intellectual property rights. The maximum amount of potential indemnification liability cannot be reasonably estimated due to its uncertain nature. Historically, the Company has not made payments related to these indemnification provisions.

13. Fair Value

Fair value measurement guidance defines a three-level hierarchy to prioritize the inputs to valuation techniques used to measure fair value into three broad levels, with Level 1 considered the most reliable. For assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets, the table below categorizes fair value measurements across the three levels as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent purchase price consideration	$—	$—	$4,993	$4,993

	December 31, 2010
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivatives	$—	$274	$—	$274
Contingent purchase price consideration	$—	$—	$4,865	$4,865

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
The Company acquired MedfusionRx, a specialty pharmacy services provider on December 28, 2010. The selling members of MedfusionRx have the opportunity to earn an additional $5.5 million in cash, subject to the satisfaction of certain performance targets in the 2012 fiscal year. The fair value of the contingent purchase price consideration was $5.0 million as of June 30, 2011. The change in the value of the contingent purchase price of $0.1 million from December 31, 2010 was recorded to interest expense representing the change in the present value of the amount expected to be paid in the future for the contingent purchase price consideration. The Company utilized a probability weighted discounted cash flow method to arrive at the fair value of the contingent consideration based on the expected results and considering the performance targets of MedfusionRx in 2012. As of June 30, 2011 and December 31, 2010, the contingent purchase price consideration is classified as other liabilities in the consolidated balance sheets.

The Company had certain interest rate derivatives that were classified as accrued liabilities in the consolidated balance sheet as of December 31, 2010. The fair values represent quoted prices from a financial institution which are derived from movements in the underlying interest rate markets. The total fair value change, for the three-month and six-month periods ended June 30, 2011 and 2010, were insignificant.
During the three and six-month periods ended June 30, 2011, there were no movements of fair value measurements between Levels 1, 2 and 3.

14. Earnings Per Share

The Company calculates basic EPS using the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the same method as basic EPS, but the Company adds the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. The following is the reconciliation between the number of weighted average shares used in the basic and diluted EPS calculations for the three and six-month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average number of shares used in computing basic EPS	62,074,246	60,692,932	61,938,392	60,441,364
Add dilutive common stock equivalents:
Outstanding stock options	1,047,852	1,802,962	1,112,476	1,715,675
Outstanding restricted stock units	646,359	282,140	598,501	244,369
Weighted average number of shares used in computing diluted EPS	63,768,457	62,778,034	63,649,369	62,401,408

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

Caution Concerning Forward-Looking Statements

Certain information in this MD&A, in various filings with regulators, in reports to shareholders and in other communications is forward-looking within the meaning of certain securities laws and is subject to important risks, uncertainties and assumptions. This forward-looking information includes, among other things, information with respect to the Company’s objectives and the strategies to achieve those objectives, as well as information with respect to the Company’s beliefs, plans, expectations, anticipations, estimates and intentions. There are a number of important factors that could cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include, but may not be limited to, the ability of the Company to adequately address: the risks associated with further market acceptance of the Company’s products and services; its ability to manage its growth effectively; its reliance on and ability to retain key customers and key personnel; industry conditions such as consolidation of customers, competitors and acquisition targets; the Company’s ability to acquire a company and manage integration and potential dilution associated therewith; the impact of technology changes on its products/service offerings, including the impact on the intellectual property rights of others; the effects of regulatory and legislative changes in the healthcare industry; and the sufficiency and fluctuations of the Company's liquidity and capital needs.

When relying on forward-looking information to make decisions, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. In making the forward-looking statements contained in this MD&A, the Company does not assume any significant acquisitions, dispositions or one-time items. It does assume, however, the renewal of certain customer contracts. Every year, the Company has major customer contracts that come up for renewal. In addition, the Company also assumes new customer contracts. In this regard, the Company is pursuing large opportunities that present a very long and complex sales cycle which substantially affects its forecasting abilities. The Company has assumed certain timing for the realization of these opportunities which it thinks is reasonable but which may not be achieved. Furthermore, the pursuit of these larger opportunities does not ensure a linear progression of revenue and earnings since they may involve significant up-front costs followed by renewals and cancellations of existing contracts. The Company has assumed certain revenues which may not be realized. The Company has also assumed that the material factors referred to in the previous paragraph will not cause such forward-looking information to differ materially from actual results or events. The foregoing list of factors is not exhaustive and is subject to change and there can be no assurance that such assumptions will reflect the actual outcome of such items or factors. For additional information with respect to certain of these and other factors, refer to the Risk Factors section contained in Item 1A of the Company’s 2010 Annual Report on Form 10-K, and subsequent findings on Forms 10-Q and 8-K.

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
The Company evaluates customer contracts to determine whether it acts as a principal or as an agent in the fulfillment of prescriptions through its retail pharmacy network. The Company acts as a principal in most of its transactions with customers, and revenue is recognized at the prescription price (ingredient cost plus dispensing fee) negotiated with customers, plus an administrative fee, if applicable (“gross reporting”). Gross reporting is appropriate when the Company (i) has separate contractual relationships with customers and with pharmacies, (ii) is responsible to validate and manage a claim through the claims adjudication process, (iii) commits to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (iv) manages the overall prescription drug relationship with the patients, who are participants of customers’ plans, and (v) has credit risk for the price due from the customer. In instances where the Company merely administers a customer’s network pharmacy contract to which the Company is not a party and under which the Company does not assume pricing risk and credit risk, among other factors, the Company only records an administrative fee as revenue. For these customers, the Company earns an administrative fee for collecting payments from the customer and remitting the corresponding amount to the pharmacies in the customer’s network. In these transactions, the Company acts as an agent for the customer. As the Company is not the principal in these transactions, the drug ingredient cost is not included in revenue or in cost of revenue (“net reporting”). As such, there is no impact to gross profit based upon whether gross or net reporting is used.

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

The HCIT industry is increasingly competitive as technologies continue to advance and new products continue to emerge. This rapidly developing industry requires the Company to perpetually improve its offerings to meet customer’s rising product standards. Recent governmental stimulus initiatives to improve the country’s electronic health records should assist the growth of the industry in addition to increased regulatory reporting forecasted by the recent healthcare reform legislation. However, it may also increase competition as more players enter the expanding market.

The complicated environment in which the Company operates presents it with opportunities, challenges, and risks. The Company’s customers are paramount to its success; the retention of existing customers and winning of new customers and members pose the greatest opportunities, and the loss thereof represents an ongoing risk. The preservation of the Company’s relationships with pharmaceutical manufacturers and retail pharmacies is very important to the execution of its business strategies. The Company’s future success will hinge on its ability to drive specialty and mail volume and increase generic dispensing rates in light of the significant brand-name drug patent expirations expected to occur over the next several years. The Company’s ability to continue to provide innovative and competitive clinical and other services to customers and patients, including the Company’s active participation in the Medicare Part D benefit, also plays an important part in the Company’s future success.

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

The U.S. healthcare reform legislation enacted in March 2010 could provide drug coverage for millions of people in the form of expanded Medicaid coverage. The Company is active in this market and believes that expansion could create growth opportunities for the Company. In addition, the reform bill provides a pathway for follow-on biologic development, giving more cost effective generic options to customers and the potential opportunity for margin expansion for the Company. As many aspects of the reform bill do not go into effect for several years, the Company cannot predict the overall impact the legislation will have on the Company’s financial results. In addition, there are numerous proposed health care laws and regulations at the federal and state levels, many of which could adversely affect the Company’s business, results of operations and financial condition. The Company is unable to predict what additional federal or state legislation or regulatory initiatives that may be enacted in the future relating to its business or the health care industry in general, or what effect any such legislation or regulations might have on it. The Company also cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws or regulations that could have a material adverse effect on its business or financial performance.

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
Measurable cost savings for customers: The Company provides its customers with increased control over prescription drug costs and drug benefit programs. The Company’s pricing model and flexible product offerings are designed to deliver measurable cost savings to the Company’s customers. The Company believes its pricing model is a key differentiator from its competitors for the Company’s customers who want to gain control of their prescription drug costs. For example, the Company’s pharmacy network contracts and rebate agreements are made available by the Company to each customer. For customers who select the Company’s pharmacy network and manufacturer rebate services on a fixed fee per transaction basis, there is clarity to the rebates and other fees payable to the customer. The Company believes that its pricing model together with the flexibility to select from a broad range of customizable services helps customers realize measurable results and cost savings.

Selected Trends and Highlights for the Three and Six Months Ended June 30, 2011 and 2010
Business trends
Our results for the three and six months ended June 30, 2011 reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics and low-cost brands, mail pharmacy and specialty pharmacy. The positive trends we saw in 2010, including lower drug purchasing costs and increased generic usage, have continued to offset the negative impact of various marketplace forces affecting pricing and plan structure, among other factors, and thus continue to generate improvements in our results of operations. Additionally, as the regulatory environment evolves, we will continue to make significant investments designed to keep us ahead of the competition.

We successfully implemented our largest customer, HealthSpring Inc. ("HealthSpring"), at the beginning of this year, and have continued to fully integrate our recent acquisitions of MedfusionRx and MedMetrics into our business. These events have helped drive overall growth in our top line revenue as well as overall operating results. We also continue to benefit from better management of ingredient costs through increased competition among generic manufacturers. The average generic dispensing rate (GDR) for informedRx clients reached 76.2% in 2010, a 6.4% trend increase from 2009. This substantive increase was achieved through a broad range of plan design solutions, helped considerably by a continuing wave of major generic releases. This trend is expected to continue throughout 2011 and into 2012, when six of the ten largest branded products are expected to face generic competition.
Financial results for the three months ended June 30, 2011 and 2010
Total revenue for the three months ended June 30, 2011 was $1.2 billion as compared to $479.4 million for the same period in 2010. The increase is largely attributable to an increase in PBM revenue of $731.6 million, primarily due to the implementation of the previously announced HealthSpring contract on January 1, 2011, the acquisition of MedfusionRx on December 28, 2010, and other new customer starts during 2011. As a result, the Company's PBM segment adjusted prescription claim volume increased 93.2% to 22.8 million for the second quarter of 2011, as compared to 11.8 million for the second quarter of 2010. Adjusted prescription claim volume equals the Company's retail, and Specialty service prescriptions, plus Mail Service prescriptions multiplied by three. The Mail Service prescriptions are multiplied by three to adjust for the fact that they typically include approximately three times the amount of product days supplied compared with retail and specialty prescriptions.
Operating income increased $7.3 million, or 28.5%, for the three months ended June 30, 2011, to $33.1 million as compared to $25.7 million for the same period in 2010. This increase was driven by increased gross profit in the PBM segment due to new customer starts as compared to the same period in 2010 offset by an increase in SG&A expense and amortization expense due to the acquisition of MedfusionRx.
The Company reported net income of $21.6 million, or $0.34 per share (fully-diluted), for the three months ended June 30, 2011, as compared to $17.1 million, or $0.27 per share (fully-diluted), for the same period in 2010. The increase is driven by higher gross profit attributable to an increase in PBM revenues due to new customer starts offset by an increase in SG&A expense to support the new business growth, as well as increased amortization of intangibles due to acquisitions. Amortization expense included in net income was $3.7 million for the three months ended June 30, 2011 as compared to $2.0 million for the same period in 2010.
Financial results for the six months ended June 30, 2011 and 2010
Total revenue for the six months ended June 30, 2011 was $2.3 billion as compared to $931.6 million for the same period in 2010. The increase is largely attributable to an increase in PBM revenue of $1.4 billion, primarily due to the implementation of the previously announced HealthSpring contract on January 1, 2011, the acquisition of MedfusionRx on December 28, 2010, and other new customer starts during the first six months of 2011. As a result, the Company's PBM segment adjusted prescription claim volume increased 88.1% to 44.2 million for the six months ended June 30, 2011 as compared to 23.5 million for the six months ended June 30, 2010.
Operating income increased $12.6 million, or 26.2%, for the six months ended June 30, 2011, to $60.7 million as compared to $48.1 million for the same period in 2010. This increase was driven by increased gross profit in the PBM segment due to new customer starts as compared to the same period in 2010 offset by an increase in SG&A expense to support the new business growth, as well as increased amortization of intangibles due to acquisitions.
The Company reported net income of $39.8 million, or $0.63 per share (fully-diluted), for the six months ended June 30, 2011, as compared to $31.9 million, or $0.51 per share (fully-diluted), for the same period in 2010. The increase is driven by higher gross profit attributable to an increase in PBM revenues due to new customer starts offset by an increase in SG&A expense and amortization expense of intangibles due to acquisitions. Amortization expense included in net income was $7.2 million for the six months ended June 30, 2011 as compared to $4.0 million for the same period in 2010.
Business combinations
On August 3, 2011, the Company announced that it has entered into a definitive agreement to acquire PTRx, a full-service PBM, and SaveDirectRx, its exclusive mail-order pharmacy provider, both based in San Antonio, TX. The purchase price is $77 million in cash, subject to certain customary post-closing adjustments, with an opportunity for the former owners to earn an additional $4.5 million subject to the achievement of certain performance targets through 2012. The acquisition is subject to various closing conditions and is expected to be completed in the fourth quarter of 2011.

On June 1, 2011 the Company completed its acquisition of substantially all of the assets of MedMetrics, the full-service PBM subsidiary of Public Sector Partners, Inc., which is affiliated with a major medical school. The acquisition of MedMetrics is consistent with the Company's strategy to acquire assets that currently utilize the Company's technology platform which eases the integration into the Company's business and will allow the Company the opportunity to sell additional services, such as mail and specialty services, to MedMetrics' customers. The acquisition will also help extend the Company's footprint in the northeastern part of the U.S. to continue to grow the business in that market place.
On December 28, 2010, the Company completed its acquisition of MedfusionRx, and certain affiliated entities and certain assets of Medtown South, L.L.C. (together "MedfusionRx"), a specialty pharmacy provider with expertise in providing clinical services to patients with complex chronic conditions. The purchase price for MedfusionRx was $101.5 million in cash, subject to a customary post-closing working capital adjustment, and an opportunity for the former owners of MedfusionRx to earn an additional $5.5 million in cash, subject to the satisfaction of certain performance targets in the 2012 fiscal year, in each case based on the terms and subject to the conditions contained in the MedfusionRx purchase agreement. The Company expects the acquisition to transform the Company's Specialty Service pharmacy business by expanding its presence and enhancing its capabilities in this rapidly growing segment of the PBM industry.

Recent developments
On May 11, 2011, at an annual and special meeting of shareholders, the Company’s shareholders approved an amendment to the SXC Health Solutions Corp. LTIP to increase by 1,800,000 the number of common shares available for issuance under the LTIP.

On September 17, 2010, the Company executed a two-for-one stock split effected by a stock dividend on the issued and outstanding common shares of the Company. All share and per share data presented in this report have been adjusted to reflect this stock split.

On March 4, 2010, the Company announced a new agreement with HealthSpring, pursuant to which the Company's informedRx subsidiary will provide HealthSpring with its full suite of PBM services, and therefore manage significant drug spend. The initial term of the agreement is three years with provisions for two additional one year extensions. HealthSpring began to deploy specialty pharmacy services in mid-2010, with implementation of the full PBM services completed on January 1, 2011. Subsequent to the full implementation of HealthSpring, the Company expanded the contractual relationship with HealthSpring on May 4, 2011 to include a customer configuration of pharmacy benefit management services, including the immediate implementation of specialty pharmacy services, to HealthSpring’s newly acquired Bravo Health, Inc. subsidiaries (“Bravo Health”), effective January 1, 2012. The Company expects that gross profit percentage related to this agreement will be significantly lower than historical gross profit percentages due to the related significantly high transaction volume.

Results of Operations
Three months ended June 30, 2011 as compared to the three months ended June 30, 2010

	Three Months Ended June 30,
In thousands, except per share data	2011	2010
Revenue	$1,212,039	$479,446
Cost of revenue	1,137,836	425,707
Gross profit	74,203	53,739
Product development costs	3,666	3,021
SG&A	32,229	21,486
Depreciation of property and equipment	1,582	1,537
Amortization of intangible assets	3,667	1,978
Operating income	33,059	25,717
Interest income	(93)	(175)
Interest expense and other expense, net	677	378
Income before income taxes	32,475	25,514
Income tax expense	10,910	8,369
Net income	$21,565	$17,145
Diluted earnings per share	$0.34	$0.27
Revenue
Revenue increased $732.6 million, or 152.8%, to $1.2 billion for the three months ended June 30, 2011, primarily due to the implementation of the HealthSpring PBM agreement on January 1, 2011, the acquisition of MedfusionRx on December 28, 2010, and other new customer starts during 2011. Accordingly, adjusted prescription claim volume for the PBM segment increased 93.2% to 22.8 million for the three months ended June 30, 2011 as compared to 11.8 million for the three months ended June 30, 2010.

Cost of Revenue
Cost of revenue increased $712.1 million, or 167.3%, to $1.1 billion for the three months ended June 30, 2011, primarily due to increased PBM transaction volumes in 2011 as noted in the revenue discussion. During the three months ended June 30, 2011, the cost of prescriptions dispensed from the Company's PBM segment was 99% of the cost of revenue. The cost of prescriptions dispensed substantially relates to the actual cost of the prescription drugs sold, plus any applicable shipping costs.

Gross Profit
Gross profit increased $20.5 million, or 38.1%, to $74.2 million for the three months ended June 30, 2011 as compared to the same period in 2010, mostly due to incremental PBM revenues generated from the HealthSpring contract and MedfusionRx acquisition. Gross profit has decreased from 11.2% of revenue to 6.1% of revenue during the three months ended June 30, 2011 as compared to the same period in 2010 due to HealthSpring transactions carrying a significantly lower gross profit percentage as compared to the rest of the Company's customer base, driven by the significant volume of transactions that HealthSpring generates. Although the gross profit percentage is lower on a transaction basis, the volume of transactions adds a significant gross profit to the Company's results.

Product Development Costs
Product development costs were $3.7 million and $3.0 million for the three months ended June 30, 2011 and 2010, respectively. Driving the change in product development expense between the three months ended June 30, 2011 and the comparable period in 2010 was an increase in resources due to additional development initiatives. Product development continues to be a key focus of the Company as it continues to pursue enhancements of existing products, as well as the development of new offerings, to support its market expansion.

SG&A Costs

SG&A costs for the three months ended June 30, 2011 were $32.2 million as compared to $21.5 million for the three months ended June 30, 2010, an increase of $10.7 million, or 50.0%. SG&A costs consist primarily of employee costs in addition to professional services costs, facilities and costs not related to cost of revenue. SG&A costs have increased due to the addition of operating costs related to MedfusionRx and MedMetrics that were not present during 2010, as well as additional resources added to support the growth of the PBM segment. SG&A costs also include stock-based compensation cost of $2.2 million and $1.3 million for the three months ended June 30, 2011 and 2010, respectively. The increase in stock-based compensation during the three months ended June 30, 2011 as compared to the same period in 2010 is due to the higher value of annual awards granted to the Company’s employees in 2011. The increase in the award valuations is directly attributable to the increase in the market value of the Company’s common shares as compared to the value at, and prior to, June 30, 2010.

Depreciation

Depreciation expense relates to property and equipment used in all areas of the Company except for those depreciable assets directly related to the generation of revenue, which is included in cost of revenue in the consolidated statements of operations. Depreciation expense was $1.6 million and $1.5 million for the three months ended June 30, 2011 and 2010, respectively. Depreciation expense will fluctuate based on the level of new asset purchases, as well as the timing of assets becoming fully depreciated. Depreciation expense remained relatively flat for the three months ended June 30, 2011 as compared to the same period in 2010 since purchases and the amount of assets reaching full depreciation levels did not fluctuate significantly.

Amortization

Total amortization expense for the three months ended June 30, 2011 and 2010 was $3.7 million and $2.0 million, respectively, an increase of $1.7 million, or 85.4%. Amortization expense is driven mainly by amortization of intangible assets acquired in the MedfusionRx and NMHC acquisitions. For the three months ended June 30, 2011, amortization expense increased due to $1.9 million of amortization derived from intangible assets recognized in the MedfusionRx and MedMetrics acquisitions. These intangible assets are amortized in line with their estimated future economic benefits, which for certain assets is greater at the beginning of their life versus the end. Accordingly, over time, amortization will decrease. Amortization expense on all the Company’s intangible assets is expected to be approximately $7.8 million for the remainder of 2011. Refer to Note 7-Goodwill and Other Intangible Assets in the notes to the unaudited interim consolidated financial statements for more information on amortization expected in future years.

Interest Income and Interest Expense and Other Expense, net

Interest income for the three months ended June 30, 2011 was $0.1 million and substantially consistent with the $0.2 million recorded for the same period in 2010, due primarily to cash balances and interest rates remaining at similar levels in each period. Interest expense and other expense, net increased to $0.7 million for the three months ended June 30, 2011 from $0.4 million for the same period in 2010, primarily due to increased banking fees driven by a higher number of transactions as a result of business added from the MedfusionRx acquisition and growth in the PBM segment.

Income Taxes

The Company recognized income tax expense of $10.9 million for the three months ended June 30, 2011, representing an effective tax rate of 33.6%, as compared to $8.4 million, representing an effective tax rate of 32.8% for the same period in 2010. The effective tax rate increased during the three months ended June 30, 2011 compared to the same period in 2010, primarily due to the increase in taxable income.

Segment Analysis

The Company reports in two operating segments: PBM and HCIT. The Company evaluates segment performance based on revenue and gross profit. Below is a reconciliation of the Company’s business segments to the unaudited interim consolidated financial statements.
Three months ended June 30, 2011 as compared to the three months ended June 30, 2010 (in thousands):

	PBM		HCIT		Consolidated
	2011	2010	2011	2010	2011	2010
Revenue	$1,182,856	$451,295	$29,183	$28,151	$1,212,039	$479,446
Cost of revenue	1,122,501	412,681	15,335	13,026	1,137,836	425,707
Gross profit	$60,355	$38,614	$13,848	$15,125	$74,203	$53,739
Gross profit %	5.1%	8.6%	47.5%	53.7%	6.1%	11.2%

PBM
Revenue was $1.2 billion for the three months ended June 30, 2011, an increase of $731.6 million, or 162.1%, as compared to the same period in 2010. The increase in revenue is primarily due to the implementation of the HealthSpring contract and other new customers as well as revenues generated from the acquisition of MedfusionRx on December, 28, 2010. As a result of these additions, adjusted prescription claim volume for the PBM segment was 22.8 million for the second quarter of 2011 as compared to 11.8 million for the second quarter of 2010.

Cost of revenue was $1.1 billion for the three months ended June 30, 2011 as compared to $412.7 million for the same period in 2010. Cost of revenue has increased in line with the increase in PBM revenues and is driven by the increase in prescriptions processed. Cost of revenue in the PBM segment is predominantly comprised of the cost of prescription drugs from retail network transactions, and the cost of prescriptions dispensed at the Company's Mail Service and Specialty Service pharmacies. Generic drug usage continues to be a focus of the industry and the Company to help drive down health care costs. The Company will continue to seek opportunities for increased generic prescription drug usage to help reduce overall prescription drug costs to its customers and the Company.

Gross profit was $60.4 million for the three months ended June 30, 2011 as compared to $38.6 million for the same period in 2010. Gross profit increased during the three months ended June 30, 2011 as compared to the same period in 2010 due to the incremental PBM revenue generated. Gross profit percentage was 5.1% and 8.6% for the three months ended June 30, 2011 and 2010, respectively. As noted previously, gross profit percentage has decreased for the three months ended June 30, 2011 as compared to the same period in 2010 due to HealthSpring transactions carrying a significantly lower gross profit percentage as compared to the rest of the Company's customer base, driven by the significant volume of transactions that HealthSpring generates. Although the gross profit percentage is lower on a transaction basis, the volume of transactions adds a significant gross profit to the Company's results.

HCIT
HCIT revenue consists of transaction processing, professional services, system sales and maintenance contracts on system sales. Total HCIT revenue increased $1.0 million, or 3.7%, to $29.2 million for the three months ended June 30, 2011 as compared to $28.2 million for the same period in 2010. The increase was primarily due to an increase in revenues earned from professional services due to a higher amount of billable hours worked and an increase in system sales due to the sale of a new software license during the quarter ended June 30, 2011.
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

Cost of revenue was $15.3 million and $13.0 million for the three months ended June 30, 2011 and 2010, respectively. Cost of revenue includes the direct support costs for the HCIT business as well as depreciation expense of $0.7 million and $0.6 million for the three-month periods ended June 30, 2011 and 2010, respectively. Cost of revenue increased for the three months ended June 30, 2011 as compared to the same period in 2010 due primarily to additional resources added during 2011 to support the increasing demand for professional services of the Company.

Gross profit decreased by $1.3 million, or 8.4%, to $13.8 million for the three months ended June 30, 2011 as compared to $15.1 million for the same period in 2010. Gross profit percentage was 47.5% for the three months ended June 30, 2011 as compared to 53.7% for the three months ended June 30, 2010. The decrease in gross profit and gross profit percentage is attributable to the change in the HCIT revenue mix.

Six months ended June 30, 2011 as compared to the six months ended June 30, 2010

	Six Months Ended June 30,
In thousands, except per share data	2011	2010
Revenue	$2,309,689	$931,594
Cost of revenue	2,171,910	827,627
Gross profit	137,779	103,967
Product development costs	7,026	6,094
SG&A	59,668	42,792
Depreciation of property and equipment	3,175	3,019
Amortization of intangible assets	7,226	3,973
Operating income	60,684	48,089
Interest income	(260)	(324)
Interest expense and other expense, net	1,130	971
Income before income taxes	59,814	47,442
Income tax expense	19,978	15,505
Net income	$39,836	$31,937
Diluted earnings per share	$0.63	$0.51
Revenue
Revenue increased $1.4 billion, or 147.9%, to $2.3 billion for the six months ended June 30, 2011, primarily due to the implementation of the HealthSpring PBM agreement on January 1, 2011, the acquisition of MedfusionRx on December 28, 2010, and other new customer starts during the first six months of 2011. Accordingly, adjusted prescription claim volume for the PBM segment increased 88.1% to 44.2 million as compared to 23.5 million for the six months ended June 30, 2010.
Cost of Revenue
Cost of revenue increased $1.3 billion, or 162.4%, to $2.2 billion for the six months ended June 30, 2011, primarily due to increased PBM transaction volumes in 2011 as noted in the revenue discussion. During the six months ended June 30, 2011, the cost of prescriptions dispensed from the Company's PBM segment was 99% of the cost of revenue. The cost of prescriptions dispensed substantially relates to the actual cost of the prescription drugs sold, plus any applicable shipping costs.
Gross Profit
Gross profit increased $33.8 million, or 32.5%, to $137.8 million for the six months ended June 30, 2011, mostly due to incremental PBM revenues generated as compared to the same period in 2010. Gross profit has decreased from 11.2% of revenue to 6.0% of revenue during the six months ended June 30, 2011 as compared to the same period in 2010 due to HealthSpring transactions carrying a significantly lower gross profit percentage as compared to the rest of the Company's customer base, driven by the significant volume of transactions that HealthSpring generates. Although the gross profit percentage is lower on a transaction basis, the volume of transactions adds a significant gross profit to the Company's results.
Product Development Costs
Product development costs were $7.0 million and $6.1 million for the six months ended June 30, 2011 and 2010, respectively. Driving the change in product development expense between the six months ended June 30, 2011 and the comparable period in 2010 was an increase in resources due to additional development initiatives. Product development continues to be a key focus of the Company as it continues to pursue enhancements of existing products, as well as the development of new offerings, to support its market expansion.
SG&A Costs
SG&A costs for the six months ended June 30, 2011 were $59.7 million as compared to $42.8 million for the six months ended June 30, 2010, an increase of $16.9 million, or 39.4%. SG&A costs consist primarily of employee costs in addition to professional services costs, facilities and costs not related to cost of revenue. SG&A costs have increased during 2011 due to operating costs added related to MedfusionRx and MedMetrics acquisitions that were not present in 2010, as well as due to additional resources added to support the growth of the PBM segment. SG&A costs also include stock-based compensation cost of $3.7 million and $2.4 million for the six months ended June 30, 2011 and 2010, respectively. The increase in stock-based compensation during the six months ended June 30, 2011 as compared to the same period in 2010 is due to annual awards granted to the Company’s employees in 2011 and an increase in the value of those awards. The increase in the award valuations is directly attributable to the increase in the market value of the Company’s common shares as compared to the value at, and prior to, June 30, 2010.
Depreciation
Depreciation expense relates to property and equipment used in all areas of the Company except for those depreciable assets directly related to the generation of revenue, which is included in cost of revenue in the consolidated statements of operations. Depreciation expense was $3.2 million for the six months ended June 30, 2011, an increase of $0.2 million as compared to the same period in 2010. Depreciation expense will fluctuate based on the level of new asset purchases, as well as the timing of assets becoming fully depreciated. Depreciation expense remained relatively flat for the six months ended June 30, 2011 as compared to the same period in 2010 since purchases and the amount of assets reaching full depreciation levels did not fluctuate significantly.
Amortization
Total amortization expense for the six months ended June 30, 2011 and 2010 was $7.2 million and $4.0 million, respectively, an increase of $3.3 million, or 81.9%. Amortization expense is driven mainly by amortization of intangible assets acquired in the MedfusionRx and NMHC acquisitions. For the six months ended June 30, 2011, amortization expense increased due to $3.5 million of amortization recorded from intangible assets recognized in the MedfusionRx acquisition. These intangible assets are amortized in line with their estimated future economic benefits, which for certain assets is greater at the beginning of their life versus the end. Accordingly, over time, amortization will decrease. Amortization expense on all the Company’s intangible assets is expected to be approximately $7.8 million for the remainder of 2011. Refer to Note 7-Goodwill and Other Intangible Assets in the notes to the unaudited interim consolidated financial statements for more information on amortization expected in future years.
Interest Income and Interest Expense and Other Expense, net
Interest income was $0.3 million for each of the six-month periods ended June 30, 2011 and 2010. This was substantially consistent in both periods due primarily to cash balances and interest rates remaining at similar levels in each period. Interest expense and other expense, net was $1.1 million for the six months ended June 30, 2011, which was was substantially consistent with the $1.0 million expense for the same period in 2010. The slight increase was primarily driven by increased banking fees due to a higher number of transactions as a result of business added from the MedfusionRx acquisition and growth of the PBM segment.
Income Taxes
The Company recognized income tax expense of $20.0 million for the six months ended June 30, 2011, representing an effective tax rate of 33.4%, as compared to $15.5 million, representing an effective tax rate of 32.7%, for the same period in 2010. The effective tax rate increased primarily due to an increase in taxable income.
Segment Analysis
The Company reports in two operating segments: PBM and HCIT. The Company evaluates segment performance based on revenue and gross profit. Below is a reconciliation of the Company’s business segments to the unaudited consolidated financial statements.
Six months ended June 30, 2011 as compared to the six months ended June 30, 2010 (in thousands):

	PBM		HCIT		Consolidated
	2011	2010	2011	2010	2011	2010
Revenue	$2,254,778	$878,797	$54,911	$52,797	$2,309,689	$931,594
Cost of revenue	2,142,689	801,847	29,221	25,780	2,171,910	827,627
Gross profit	$112,089	$76,950	$25,690	$27,017	$137,779	$103,967
Gross profit %	5.0%	8.8%	46.8%	51.2%	6.0%	11.2%

PBM
Revenue was $2.3 billion for the six months ended June 30, 2011, an increase of $1.4 billion, or 156.6%, as compared to the same period in 2010. The increase in revenue is primarily due to the implementation of the HealthSpring contract and other new customers as well as revenues generated from the acquisition of MedfusionRx on December 28, 2010. As a result of these additions, adjusted prescription claim volume for the PBM segment was 44.2 million for the first six months of 2011 as compared to 23.5 million for the first six months of 2010, which drove the total revenue amounts in 2011 higher as compared to 2010.
Cost of revenue was $2.1 billion for the six months ended June 30, 2011 as compared to $801.8 million for the same period in 2010. Cost of revenue has increased in line with the increase in PBM revenues and is driven by the increase in prescriptions processed. Cost of revenue in the PBM segment is predominantly comprised of the cost of prescription drugs from retail network transactions, and the cost of prescriptions dispensed at the Company's Mail Service and Specialty Service pharmacies. Generic drug usage continues to be a focus of the industry and the Company to help drive down health care costs. The Company will continue to seek opportunities for increased generic prescription drug usage to help reduce overall prescription drug costs to its customers and the Company.
Gross profit was $112.1 million for the six months ended June 30, 2011 as compared to $77.0 million for the same period in 2010. Gross profit increased during the six months ended June 30, 2011 due to the incremental revenue. Gross profit percentage was 5.0% and 8.8% for the six months ended June 30, 2011 and 2010, respectively. Gross profit percentage has decreased for the three months ended June 30, 2011 as compared to the same period in 2010 due to HealthSpring transactions carrying a significantly lower gross profit percentage as compared to the rest of the Company's customer base, driven by the significant volume of transactions that HealthSpring generates. Although the gross profit percentage is lower on a transaction basis, the volume of transactions adds a significant gross profit to the Company's results.
HCIT
HCIT revenue consists of transaction processing, professional services, system sales and maintenance contracts on system sales. Total HCIT revenue increased $2.1 million, or 4.0%, to $54.9 million for the six months ended June 30, 2011, as compared to $52.8 million for the same period in 2010. The increase was driven by strong performance across all of the HCIT segments' products, including an increase in revenues earned from professional services due to a higher amount of billable hours worked and an increase in transaction processing revenue due to higher transaction volumes.
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
Cost of revenue was $29.2 million and $25.8 million for the six months ended June 30, 2011 and 2010, respectively. Cost of revenue includes the direct support costs for the HCIT business as well as depreciation expense of $1.4 million and $1.2 million for the six-month periods ended June 30, 2011 and 2010, respectively. Cost of revenue increased for the six months ended June 30, 2011 as compared to the same period in 2010, due primarily to additional resources added during June 30, 2011 to support the increasing professional services volumes of the Company.
Gross profit decreased by $1.3 million, or 4.9%, to $25.7 million for the six months ended June 30, 2011 as compared to $27.0 million for the same period in 2010. Gross profit percentage was 46.8% for the six months ended June 30, 2011 as compared to 51.2% for the six months ended June 30, 2010. The decrease in gross profit and gross profit percentage is attributable to the change in revenue mix.

Non-GAAP Measures

The Company reports its financial results in accordance with GAAP, but management of the Company also evaluates and makes operating decisions using adjusted EBITDA and adjusted EPS. The Company's management believes that these measures provide useful supplemental information regarding the performance of business operations and facilitates comparisons to its historical operating results. The Company also uses this information internally for forecasting and budgeting as it believes that the measures are indicative of the Company's core operating results. Note however, that these items are performance measures only, and do not provide any measure of the Company's cash flow or liquidity. Non-GAAP financial measures should not be considered as a substitute for measures of financial performance in accordance with GAAP, and investors and potential investors are encouraged to review the reconciliation of adjusted EBITDA and adjusted EPS.
Adjusted EBITDA Reconciliation

Adjusted EBITDA is a non-GAAP measure that management believes is a useful supplemental measure of operating performance prior to net interest income (expense), income taxes, depreciation, amortization and stock-based compensation expenses. Management believes it is useful to exclude depreciation, amortization and net interest income (expense) as these are essentially fixed amounts that cannot be influenced by management in the short term. In addition, management believes it is useful to exclude stock-based compensation as this is a non-cash expense.
Below is a reconciliation of the Company's reported net income to adjusted EBITDA for the three and six-month periods ended June 30, 2011 and 2010.

Adjusted EBITDA	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Net Income (GAAP)	$21,565	$17,145	$39,836	$31,937
Add:
Amortization of Intangible Assets	3,667	1,978	7,226	3,973

Depreciation of Property & Equipment	2,251	2,146	4,580	4,235

Stock-Based Compensation	2,419	1,617	4,102	2,881

Interest (Income)	(93)	(175)	(260)	(324)

Interest Expense and Other Expense, Net	677	378	1,130	971

Income Tax Expense	10,910	8,369	19,978	15,505

Adjusted EBITDA	$41,396	$31,458	$76,592	$59,178

Adjusted EBITDA for the three months ended June 30, 2011 was $41.4 million, compared to $31.5 million for the same period of 2010. Adjusted EBITDA for the six months ended June 30, 2011 was $76.6 million, compared to $59.2 million for the same period of 2010. The growth in adjusted EBITDA was due primarily to the implementation of the Healthspring contract on January 1, 2011, other new contract wins, and additional business generated from the acquisitions of MedfusionRx and MedMetrics.

Adjusted EPS Reconciliation

Adjusted EPS adds back the impact of all amortization of intangible assets, net of tax. Amortization of intangible assets arises from the acquisition of intangible assets in connection with the Company's business acquisitions. The Company excludes amortization of intangible assets from non-GAAP adjusted EPS because it believes (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of the Company's business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired intangible assets. Investors should note that the use of these intangible assets contribute to revenue in the period presented as well as future periods and should also note that such expenses will recur in future periods. Below is a reconciliation the Company's reported net income to adjusted EPS for the three and six-month periods ended June 30, 2011 and 2010.

Adjusted EPS Reconciliation
(in thousands, except per share data)
	For the Three Months Ended June 30,				For the Six Months Ended June 30,

	2011		2010		2011		2010

	Operational Results	Per Share	Operational Results	Per Share	Operational Results	Per Share	Operational Results	Per Share

Net Income (GAAP)	$21,565	$0.34	$17,145	$0.27	$39,836	$0.63	$31,937	$0.51

Amortization of Intangible Assets	3,667	0.06	1,978	0.03	7,226	0.11	3,973	0.06

Tax Effect of Reconciling Item	(1,232)	(0.02)	(649)	(0.01)	(2,413)	(0.04)	(1,299)	(0.02)

Non-GAAP Net-Income	$24,000	$0.38	$18,474	$0.29	$44,649	$0.70	$34,611	$0.55

Adjusted EPS for the three months ended June 30, 2011 was $0.38 as compared to $0.29 in the same period of 2010, and adjusted EPS for the six months ended June 30, 2011 was $0.70 as compared to $0.55 in the same period of 2010. Increased gross profit earned from the expansion of the Company's PBM business, as well as increased business due to the MedfusionRx acquisition helped improve the Company's adjusted EPS during 2011. This was partially offset by increased costs incurred to support the Company's increased business, as well as the increase in the number of diluted shares during 2011 as compared to 2010.

Liquidity and Capital Resources
The Company’s sources of liquidity have primarily been cash provided by operating activities, proceeds from its public offerings stock options exercises, and proceeds from credit facilities. The Company’s principal uses of cash have been to fund working capital, finance capital expenditures, satisfy contractual obligations and to meet acquisition and investment needs. The Company anticipates that these uses will continue to be the principal demands on cash in the future.
At June 30, 2011 and December 31, 2010, the Company had cash and cash equivalents totalling $319.7 million and $321.3 million, respectively. The Company believes that its cash on hand, together with cash generated from operating activities, will be sufficient to support planned operations for the foreseeable future. At June 30, 2011, cash and cash equivalents consist of cash on hand, deposits in banks, and bank term deposits with original maturities of 90 days or less. During the first quarter of 2010, the Company repositioned its funds previously placed in money market funds and moved the funds into cash on deposit accounts. The Company assessed that it would earn a greater return from cash on deposit accounts due to the historically low rates paid on the U.S. money market funds. Further, the Company reduced expenses by moving the funds to cash on deposit accounts as the fees charged for those accounts are lower than the U.S. money market fund accounts.
As of June 30, 2011, all of the Company’s cash and cash equivalents were exposed to market risks, primarily changes in U.S. interest rates. Declines in interest rates over time would reduce interest income related to these balances.
Consolidated Balance Sheets
Selected balance sheet highlights at June 30, 2011 are as follows:

•
Accounts receivable are made up of trade accounts receivable from both the PBM and HCIT segment customers. Accounts receivable increased $104.9 million to $227.1 million at June 30, 2011, from $122.2 million at December 31, 2010, driven by increases in revenue during 2011, largely attributable to new customer starts on January 1, 2011. The accounts receivable balance is impacted by changes in revenues, as well as the timing of collections, and is continually monitored by the Company to ensure timely collections and to assess the need for any changes to the allowance for doubtful accounts. The increase in accounts receivable corresponds to the increase in pharmacy benefit claims payable.

•
Rebates receivable of $37.5 million relate to billed and unbilled PBM receivables from pharmaceutical manufacturers and third party administrators in connection with the administration of the rebate program where the Company is the principal contracting party. The receivable and related payables are based on estimates, which are subject to final settlement. Rebates receivable increased $3.2 million from $34.2 million at December 31, 2010. Although PBM revenue increased by 156.6% during the six months ended June 30, 2011 as compared to the same period in 2010, the Company does not process rebates for all customers, and accordingly the rebate receivable balance does not always fluctuate proportionately with changes in revenues and prescription claim volumes.

•
The accounts payable balance of $38.5 million represents amounts owed to the Company's suppliers for prescription drugs at the Mail Service and Specialty Service pharmacies, as well as amounts due to vendors for general operating expenses. As of June 30, 2011, the accounts payable balance has increased $7.6 million from the balance at December 31, 2010, due to an increase in purchases from the Company's suppliers for prescription drugs resulting from an increase in prescription claims volume, as well as the timing of payments made to the Company's vendors.

•
Pharmacy benefit management rebates payable represents amounts owed to customers for rebates from pharmaceutical manufacturers and third party administrators where the Company administers the rebate program on the customer’s behalf, and the Company is the principal contracting party. The payables are based on estimates, which are subject to final settlement. Pharmacy benefit management rebates payable decreased $5.0 million to $56.3 million from $61.4 million at December 31, 2010, due to the timing of when rebates were paid in 2011 versus 2010, offset by increases in rebate rates and volume. Similar to the change in rebates receivables, the Company does not process rebates for all customers, and accordingly the rebates payable balance does not always fluctuate proportionately with changes in prescription claims processed.

•
Pharmacy benefit claims payable predominantly relates to amounts owed to retail pharmacies for prescription drug costs and dispensing fees in connection with prescriptions dispensed by the retail pharmacies to the members of the Company’s customers when the Company is the principal contracting party with the pharmacy. Pharmacy benefit claims payable increased $60.3 million to $144.9 million, from $84.6 million at December 31, 2010, due to increased prescription claim transactions driven by new customer contracts implemented in 2011, as well as the timing of payments to the retail pharmacies.

•
Salaries and wages payable decreased $3.0 million to $9.9 million at June 30, 2011 as compared to $12.8 million at December 31, 2010, due primarily to the payment of annual bonuses during the first quarter of 2011 offset by the accrued bonuses for the six month period ended June 30, 2011. Salaries and wages payable will fluctuate based on the timing of the period end relative to the Company’s payment period. Payment periods that fall closer to the end of a period will cause the salaries and wages payable account to decrease; whereas, when the payment period falls further from the period end, the balance will be higher.

Cash flows from operating activities

For the six months ended June 30, 2011, the Company used $0.6 million of cash through its operations, a decrease of $37.4 million as compared to the amount of cash provided from operations for the same period in 2010. Cash from operating activities has decreased during the six months ended June 30, 2011 as compared to the same period in 2010 mainly due to the timing of when the Company received payments on its accounts receivable balances, offset by the timing of when payments are made by the Company for pharmacy benefit claims. The key contributors of the cash used during the six months ended June 30, 2011, included cash added due to net income of $39.8 million, which was higher during 2011 as compared to 2010 due to additional net income earned from new contracts, the acquisition of MedfusionRx and other new customer starts and an increase in claims payable of $60.3 million driven by the increased prescription claim volume offset by $103.0 million of cash used due to the increase of accounts receivable driven by higher revenues and the timing of cash collected from the Company's customers.
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
For the six months ended June 30, 2010, the Company generated $36.8 million of cash through its operations, an increase of $5.1 million as compared to the same period in 2009. Cash provided by operating activities increased mainly due to increased net income, offset by an increase in rebates receivable due to the higher rebate volumes. Cash from operations mostly consisted of cash provided by net income of $31.9 million, an increase in deferred revenue of $3.1 million driven by up-front payments for professional services contracts, an increase in rebates payable of $13.0 million and an increase in pharmacy claims payable of $11.2 million due to higher PBM transaction counts. The cash provided was offset by cash used as a result of an increase in rebates receivable of $17.3 million and an increase in accounts receivable of $6.6 million due to increased business in the PBM segment and a reduction in accrued liabilities of $10.7 million due primarily to the timing of payments made to customers in relation to contract performance guarantees and payments made related to assumed liabilities from the NMHC acquisition.
Cash flows from investing activities

For the six months ended June 30, 2011, the Company used $15.1 million of cash from investing activities. Additionally, the Company utilized $2.1 million for purchases of property and equipment to support growth in the PBM segment. As the Company grows, it continues to purchase capital assets to support increases in network capacity and personnel. The Company monitors and budgets these costs to ensure that the expenditures aid in its strategic growth plan.

For the six months ended June 30, 2010, the Company generated $1.1 million of cash from investing activities, which consisted primarily of $6.8 million from the sale of short-term investments, offset by $2.2 million in purchases of short-term investments and $3.5 million for purchases of property and equipment to support the increase in business. The Company sold all the short-term investments it held during the first quarter of 2010 and moved those funds into cash on deposit accounts.

Cash flows from financing activities

For the six months ended June 30, 2011, the Company generated $14.1 million of cash from financing activities, which consisted of proceeds from the exercise of stock options of $5.1 million and a $9.0 million tax benefit from stock-based compensation plans. This was an increase of $3.8 million over cash provided by financing operations for the six months ended June 30, 2010. The increase in the Company's stock price, and increase in options exercised as a result of the increased stock price, were the main drivers of the change in cash provided by financing operations.

Cash flows from financing activities generally fluctuate based on the timing of option exercises by the Company’s employees, which are affected by market prices, vesting dates and expiration dates.

For the six months ended June 30, 2010, the Company generated $10.3 million of cash from financing activities, which mainly consisted of proceeds from the exercise of stock options of $4.7 million and a $5.6 million tax benefit from stock-based compensation plans. Cash generated from financing operations during the six months ended June 30, 2010 increased $5.2 million as compared to the same period of 2009 due to the Company's increasing stock price which increased the value of the tax benefit from stock-based compensations plans by $3.5 million, as well as the elimination of the Company's long term debt payments in 2010 as a result of extinguishing its long-term debt in December 2009. During the six months ended June 30, 2009, the Company used $1.3 million for the repayment of long term debt.

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

If adequate funds are not available to finance the Company's business growth goals, the Company may have to substantially reduce or eliminate expenditures for marketing, research and development, and testing of proposed products, or obtain funds through arrangements with partners that require the Company to relinquish rights to certain of its technologies or products. There can be no assurance that the Company will be able to raise additional capital if its capital resources are exhausted. A lack of liquidity and an inability to raise capital when needed may have a material adverse impact on the Company’s ability to continue its operations or expand its business.

Contingencies

For information on legal proceedings and contingencies, see Note 12 — Commitments and Contingencies in the notes to the unaudited interim consolidated financial statements.

Contractual Obligations
For the six months ended June 30, 2011, there have been no significant changes to the Company’s contractual obligations as disclosed in its 2010 Annual Report on Form 10-K.

Outstanding Securities
As of July 31, 2011, the Company had 62,261,565 common shares outstanding, 1,347,517 options outstanding and 618,584 restricted stock units outstanding. The options are exercisable on a one-for-one basis into common shares. The outstanding restricted stock units are subject to time-based and performance-based vesting restrictions. The number of outstanding restricted stock units as of July 31, 2011 assumes the maximum associated performance targets will be met for the performance-based restricted stock units. Upon vesting, the restricted stock units convert into common shares on a one-for-one basis.

Critical Accounting Estimates

See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in the 2010 Annual Report on Form 10-K for a discussion of the Company’s critical accounting estimates.

Recent Accounting Standards

See Note 3 — Recent Accounting Pronouncements in the notes to the unaudited consolidated financial statements for information on recent updates to accounting guidance that the Company has assessed for any impact to the Company's financial statements.

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

There has been no material change in the Company’s exposure to market risk during the six months ended June 30, 2011.

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

In designing and evaluating the disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on the valuation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms, and were effective to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act, was accumulated and communicated to management, including to the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

ITEM 1A.    Risk Factors
In the three months ended June 30, 2011 , there have been no material changes from the risk factors previously disclosed in Item 1A of our 2010 Annual Report on Form 10-K and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.     Defaults Upon Senior Securities

None.

ITEM 4.    Reserved

None.

ITEM 5.    Other Information

None.

ITEM 6.    Exhibits

Exhibit Number	Description of Document	Reference
10.1	SXC Health Solutions Corp. Amended and Restated Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 17, 2011

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2011and December 31, 2010, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, (v) the Consolidated Statements of Shareholder's Equity for the six months ended June 30, 2011 and 2010, and (vi) the notes to the Consolidated Financial Statements.
Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SXC Health Solutions Corp.
August 5, 2011	By:	/s/ Jeff Park
Jeffrey Park
Chief Financial Officer (on behalf of the registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document	Reference
10.1	SXC Health Solutions Corp. Amended and Restated Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 17, 2011

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2011and December 31, 2010, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, (v) the Consolidated Statements of Shareholder's Equity for the six months ended June 30, 2011 and 2010, and (vi) the notes to the Consolidated Financial Statements.
Filed herewith