Form 10-Q
period 2011-09-30
SXC Health Solutions Corp.
filed 2011-11-04
CIK 1363851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2011, there were 62,343,552 of the Registrant’s common shares, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SXC HEALTH SOLUTIONS CORP.
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$405,111	$321,284
Restricted cash	14,971	13,790
Accounts receivable, net of allowance for doubtful accounts of $3,215 (2010 — $3,553)	217,791	122,175
Rebates receivable	32,439	34,249
Prepaid expenses and other current assets	6,676	10,173
Inventory	15,222	8,736
Deferred income taxes	5,583	6,647
Total current assets	697,793	517,054
Property and equipment, net of accumulated depreciation of $40,628 (2010 — $35,861)	17,146	20,896
Goodwill	229,193	220,597
Other intangible assets, net of accumulated amortization of $42,812 (2010 — $31,687)	49,657	56,282
Other assets	3,309	1,961
Total assets	$997,098	$816,790

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,092	$30,930
Accrued expenses and other current liabilities	69,471	61,038
Pharmacy benefit management rebates payable	58,866	61,364
Pharmacy benefit claims payable	190,210	84,599
Total current liabilities	333,639	237,931
Deferred income taxes	13,890	15,111
Other liabilities	10,091	10,492
Total liabilities	357,620	263,534
Commitments and contingencies (Note 12)
Shareholders’ equity
Common shares: no par value, unlimited shares authorized; 62,287,716 shares issued and outstanding at September 30, 2011 (December 31, 2010 — 61,602,997 shares)	393,616	381,736
Additional paid-in capital	34,213	24,973
Retained earnings	211,649	146,547
Total shareholders’ equity	639,478	553,256
Total liabilities and shareholders’ equity	$997,098	$816,790

See accompanying notes to the unaudited interim consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Revenue:
PBM	$1,256,369	$463,042	$3,511,148	$1,341,839
HCIT	30,921	26,880	85,833	79,677
Total revenue	1,287,290	489,922	3,596,981	1,421,516
Cost of revenue:
PBM	1,188,197	423,773	3,330,886	1,225,620
HCIT	16,751	13,285	45,973	39,064
Total cost of revenue	1,204,948	437,058	3,376,859	1,264,684
Gross profit	82,342	52,864	220,122	156,832
Expenses:
Product development costs	3,598	3,075	10,624	9,169
Selling, general and administrative	33,773	21,607	93,440	64,403
Depreciation of property and equipment	1,588	1,463	4,764	4,482
Amortization of intangible assets	3,899	1,942	11,125	5,915
	42,858	28,087	119,953	83,969
Operating income	39,484	24,777	100,169	72,863
Interest income	(115)	(199)	(375)	(524)
Interest expense and other expense, net	1,221	373	2,351	1,343
Income before income taxes	38,378	24,603	98,193	72,044
Income tax expense (benefit):
Current	14,289	8,837	34,587	21,575
Deferred	(1,177)	(410)	(1,496)	2,356
	13,112	8,427	33,091	23,931
Net income	$25,266	$16,176	$65,102	$48,113
Earnings per share:
Basic	$0.41	$0.27	$1.05	$0.79
Diluted	$0.40	$0.26	$1.03	$0.77
Weighted average number of shares used in computing earnings per share:
Basic	62,271,267	60,820,197	62,050,573	60,569,027
Diluted	63,070,519	62,929,186	62,907,064	62,558,202
See accompanying notes to the unaudited interim consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Net income	$25,266	$16,176	$65,102	$48,113
Other comprehensive income, net of tax
Unrealized gain on short-term investments (net of income tax expense of $1 for the nine months ended September 30, 2010)	—	—	—	1
Comprehensive income	$25,266	$16,176	$65,102	$48,114
See accompanying notes to the unaudited interim consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2011	2010
	(unaudited)
Cash flows from operating activities:
Net income	$65,102	$48,113
Items not involving cash:
Stock-based compensation	6,507	4,527
Depreciation of property and equipment	6,815	6,312
Amortization of intangible assets	11,125	5,915
Deferred lease inducements and rent	(397)	(365)
Deferred income taxes	(1,496)	2,356
Tax benefit on stock-based compensation plans	(9,322)	(6,071)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(93,838)	(13,185)
Rebates receivable	4,616	(20,459)
Restricted cash	(1,181)	(162)
Prepaid expenses and other current assets	(1,742)	(1,350)
Inventory	(6,486)	(825)
Income tax	24,586	7,692
Accounts payable	(17,107)	(288)
Accrued expenses and other current liabilities	(1,308)	(6,693)
Pharmacy benefit claims payable	105,611	19,160
Pharmacy benefit management rebates payable	(5,304)	17,177
Other	(1,469)	1,020
Net cash provided by operating activities	84,712	62,874
Cash flows from investing activities:
Acquisitions	(12,421)	—
Purchases of property and equipment	(3,073)	(4,033)
Proceeds from sales of short term investments	—	6,828
Purchases of short term investments	—	(2,208)
Net cash (used) provided by investing activities	(15,494)	587
Cash flows from financing activities:
Tax benefit on stock-based compensation plans	9,322	6,071
Proceeds from exercise of options	5,291	5,040
Net cash provided by financing activities	14,613	11,111
Effect of foreign exchange on cash balances	(4)	119
Increase in cash and cash equivalents	83,827	74,691
Cash and cash equivalents, beginning of period	321,284	304,370
Cash and cash equivalents, end of period	$405,111	$379,061

See accompanying notes to the unaudited interim consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at December 31, 2010	61,602,997	$381,736	$24,973	$146,547	$—	$553,256
Activity during the period (unaudited):
Net income	—	—	—	65,102	—	65,102
Exercise of stock options	605,567	7,530	(2,239)	—	—	5,291
Vesting of restricted stock units	79,152	4,350	(4,350)	—	—	—
Tax benefit on options exercised	—	—	9,322	—	—	9,322
Stock-based compensation	—	—	6,507	—	—	6,507
Balance at September 30, 2011 (unaudited)	62,287,716	$393,616	$34,213	$211,649	$—	$639,478

Balance at December 31, 2009	60,114,562	$361,530	$15,153	$81,812	$(1)	$458,494
Activity during the period (unaudited):
Net income	—	—	—	48,113	—	48,113
Exercise of stock options	677,886	7,169	(2,129)	—	—	5,040
Vesting of restricted stock units	61,458	2,248	(2,248)	—	—	—
Tax benefit on options exercised	—	—	6,071	—	—	6,071
Stock-based compensation	—	—	4,527	—	—	4,527
Other comprehensive income, net of tax	—	—	—	—	1	1
Balance at September 30, 2010 (unaudited)	60,853,906	$370,947	$21,374	$129,925	$—	$522,246
See accompanying notes to the unaudited interim consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

Basis of presentation:
The unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting on Form 10-Q, and following accounting policies consistent with the Company’s audited annual consolidated financial statements for the year ended December 31, 2010. The unaudited interim consolidated financial statements of the Company include its majority-owned subsidiaries and all significant intercompany transactions and balances have been eliminated in consolidation. Amounts in the unaudited interim consolidated financial statements and notes thereto are expressed in U.S. dollars, except where indicated. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Certain reclassifications have been made to conform the prior year's consolidated financial statements to the current year's presentation.The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011. As of the issuance date of the Company’s financial statements, the Company has assessed whether subsequent events have occurred that require adjustment to or disclosure in these unaudited interim consolidated financial statements in accordance with Financial Accounting Standards Board’s (“FASB”) guidance.
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

a) Recent accounting standards implemented
No new standards have been implemented by the Company during the three and nine month periods ended September 30, 2011.

b) Recent accounting standards issued
On September 15, 2011, the FASB issued an update to the goodwill impairment testing standard. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, an entity can choose to early adopt provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The Company will adopt this standard in the fourth quarter of 2011.

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

Costs related to the MedfusionRx acquisition of $2.4 million were included in selling, general and administrative expenses for the year ended December 31, 2010. No additional acquisition costs were incurred during the three and nine months ended September 30, 2011. The costs incurred were comprised of legal, accounting, valuation, and professional services fees associated with the MedfusionRx acquisition.

Purchase Price Allocation
The MedfusionRx acquisition was accounted for under the acquisition method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The carrying values for current assets and liabilities were deemed to approximate their fair values due to the short-term nature of their maturities. Fair values for acquired amortized intangible assets were determined as follows: customer lists are valued using an excess earnings model based on expected future revenues derived from the customers acquired, non-compete agreements were valued using discounted cash flow models based on expected future results of MedfusionRx, trademarks/tradenames and software were valued using a royalty savings model based on future projected revenues of MedfusionRx and applicable market royalty rates and licenses utilized a replacement cost approach. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. All of the assets and liabilities recorded for the MedfusionRx acquisition are included within the Company's PBM segment. Goodwill is non-amortizing for financial statement purposes and the entire goodwill balance generated from the MedfusionRx acquisition is tax deductible. The goodwill recognized by the Company represents many of the synergies and business growth opportunities that may be realized from this acquisition. The synergies include the opportunity to realize more specialty sales from the Company's existing customer base, the expansion of the Company's product offerings and improved pricing from the Company's suppliers due to the increased volume of prescription drug purchases.

The following summarizes the preliminary fair values assigned to the assets acquired and liabilities assumed at the acquisition date and are subject to change. The purchase price allocation and related valuation process are not complete; however, the Company has completed its valuation of intangible assets, inventory, property and equipment, and accounts payable acquired. The Company is continuing to analyze the completeness of accrued liabilities acquired and the fair value of accounts receivables obtained in the acquisition. Final determination of the fair values may result in further adjustments to the amounts presented below (in thousands):

Current assets	$20,781
Property and equipment	360
Goodwill	78,646
Intangible assets	26,262
Total assets acquired	126,049
Current liabilities	19,670
Total liabilities assumed	19,670
Net assets acquired	$106,379
During the three and nine months ended September 30, 2011, the Company recognized $1.8 million and $5.3 million, respectively, of amortization expense from intangible assets acquired. Amortization for the remainder of 2011 is expected to be $1.8 million. Amortization for 2012 and 2013 is expected to be $4.9 million and $3.8 million, respectively.
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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2010	2010
Revenue	$552,933	$1,605,575
Gross profit	$57,393	$176,643
Net income	$16,430	$52,570
Earnings per share:
Basic	$0.27	$0.87
Diluted	$0.26	$0.84
Weighted average shares outstanding:
Basic	60,820,197	60,569,027
Diluted	62,929,186	62,558,202
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

MedMetrics Health Partners Acquisition

On June 1, 2011, the Company completed the acquisition of substantially all of the assets of MedMetrics Health Partners, Inc. (“MedMetrics”), the full-service PBM subsidiary of Public Sector Partners, Inc., which is affiliated with a major medical school. MedMetrics' results of operations are included in the 2011 consolidated statements of operations commencing June 1, 2011. Prior to the acquisition, MedMetrics was a customer of the Company and its associated revenue was accounted for in the PBM segment. Due to the previous contractual relationship between the Company and MedMetrics, there were pre-existing transactions between the two entities which resulted in approximately $10.6 million in accounts receivable due to the Company from MedMetrics for PBM services provided. No gain or loss was generated from the subsequent settlement of these pre-existing balances. Taking into account deal-related closing expenses and related intangible assets amortization, the acquisition is not expected to have a material impact to 2011 fully-diluted earnings per share ("EPS").
The acquisition of MedMetrics is consistent with the Company's strategy to acquire assets that currently utilize the Company's technology platform which facilitates the integration into the Company's business and will allow the Company the opportunity to sell additional services, such as mail and specialty services, to MedMetrics' customers. The acquisition will also help extend the Company's footprint in the northeastern part of the U.S.

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

PTRX, Inc. Acquisition

Subsequent to the end of the Company's current reporting period, on October 3, 2011, the Company completed the acquisition of PTRX, Inc. (“PTRX”), a full-service PBM, and its exclusive mail-order pharmacy provider, SaveDirectRx, Inc. (“SaveDirectRx”), both based in San Antonio, Texas. The purchase price was $77 million in cash, subject to certain customary post-closing adjustments, with an opportunity for the former owners of SaveDirectRx to earn an additional $4.5 million, subject to the achievement of certain performance targets through 2012. The acquisitions of PTRX and SaveDirectRx continue upon the Company's strategy to acquire assets that currently utilize the Company's technology platform in order to ease the integration into the Company's business. Further, these acquisitions will allow the Company to extend its presence in the southwestern part of the U.S. and expand its mail pharmacy business. The initial accounting for these acquisitions was incomplete at the time these financial statements were available for issuance as the Company had not received final valuations from certain independent valuation specialists for intangible assets acquired, and additionally, the Company had not completed its final review of the valuation for the assets and liabilities acquired. The Company expects to finalize its accounting for these acquisitions as soon as practicable, but no later than one-year from the acquisition date.

6. Cash and Cash Equivalents

The components of cash and cash equivalents are as follows (in thousands):

	September 30, 2011	December 31, 2010
Cash on deposit	$480,020	$387,687
Payments in transit	(74,928)	(66,423)
Canadian dollar deposits (September 30, 2011 — Cdn. $20 at 1.0420; December 31, 2010 — Cdn. $20 at 1.0002)	19	20
	$405,111	$321,284

The Company determined the carrying amount reported in the consolidated balance sheets as cash and cash equivalents approximates fair value due to the short maturities of these instruments; accordingly, the valuation of these instruments are considered Level 1 measurements in the fair value hierarchy.

7. Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or more frequently if impairment indicators arise. The Company allocates goodwill to both the PBM and HCIT segments. There were no impairments of goodwill or indefinite-lived intangible assets during the three or nine months ended September 30, 2011 and 2010.

Definite-lived intangible assets are amortized over the useful lives of the related assets. The components of intangible assets were as follows (in thousands):

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$71,474	$35,044	$36,430	$68,624	$25,493	$43,131
Acquired software	3,765	3,460	305	3,765	3,272	493
Trademarks/Trade names	11,920	2,228	9,692	11,370	1,252	10,118
Non-compete agreements	4,010	1,807	2,203	2,910	1,492	1,418
Licenses	1,300	273	1,027	1,300	178	1,122
Total	$92,469	$42,812	$49,657	$87,969	$31,687	$56,282

Total amortization associated with intangible assets at September 30, 2011 is estimated to be $3.9 million for the remainder of 2011, $12.5 million in 2012, $10.2 million in 2013, $8.8 million in 2014, $6.5 million in 2015, and $7.7 million in total for years after 2015. The main driver of the future amortization is related to intangible assets acquired in the acquisitions of National Medical Health Card Systems, Inc. (“NMHC”) in 2008 and MedfusionRx in 2010.

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
There were 2,141,120 stock-based awards available for grant under the LTIP as of September 30, 2011.

(b)	Employee Stock Purchase Plan:
The Company maintains an Employee Stock Purchase Plan (“ESPP”) which allows eligible employees to withhold annually up to a maximum of 15% of their base salary, or $25,000, subject to IRS limitations, for the purchase of the Company’s common shares. Common shares will be purchased on the last day of each offering period at a discount of 5% of the fair market value of the common shares on such date. The aggregate number of common shares that may be issued under the ESPP may not exceed 200,000.

The ESPP requires that common shares available for purchase under the ESPP be drawn from reacquired common shares purchased on behalf of the Company in the open market. During the nine months ended September 30, 2011 and 2010, there were 6,772 and 7,072 shares delivered under the ESPP, respectively.

The ESPP is not considered compensatory as its purchase discount is not greater than 5%, the plan is available to substantially all employees, and the plan does not incorporate option features. Accordingly, no portion of the cost related to ESPP purchases is included in the Company’s stock-based compensation expense.

(c)	Outstanding shares and stock options:
At September 30, 2011, the Company had outstanding common shares of 62,287,716 and stock options outstanding of 1,344,396. At December 31, 2010, the Company had outstanding common shares of 61,602,997 and stock options outstanding of 1,749,459. As of September 30, 2011, stock options outstanding consisted of 141,526 Canadian dollar stock options at a weighted-average exercise price of Canadian $5.62 and 1,202,870 U.S. dollar stock options at a weighted-average exercise price of U.S. $19.99.

(d)	Restricted stock units:
During the nine months ended September 30, 2011, the Company granted 116,046 time-based restricted stock units (“RSUs”) and 104,662 performance-based RSUs to its employees and non-employee directors with a weighted-average grant date fair value of $50.61 per share. At September 30, 2011, there were 288,762 time-based RSUs and 330,222 performance-based RSUs outstanding.

Time-based RSUs vest on a straight-line basis over a range of two to four years and performance-based RSUs cliff vest based upon reaching agreed upon three-year cumulative performance conditions. The number of outstanding performance-based RSUs as of September 30, 2011 assumes the associated performance targets will be met at the maximum level.

9. Stock-Based Compensation
During the three-month periods ended September 30, 2011 and 2010, the Company recorded stock-based compensation expense of $2.4 million and $1.6 million, respectively. During the nine-month periods ended September 30, 2011 and 2010, the Company recorded stock-based compensation expense of $6.5 million and $4.5 million, respectively.

The Black-Scholes option-pricing model was used to estimate the fair value of the stock options at the grant date based on the following assumptions:

	Nine Months Ended September 30,
	2011	2010
Total stock options granted	219,554	176,280
Volatility	48.6%-49.5%	47.9%-48.5%
Risk-free interest rate	0.9%-2.2%	1.4%-2.4%
Expected life (in years)	4.5	4.5
Dividend yield	—	—
Weighted-average grant date fair value	$21.62	$13.67
Fair value is established for RSUs based on the stock market price at the grant date.
As of September 30, 2011, there was $6.2 million and $13.2 million of unrecognized compensation cost related to stock options and RSUs, respectively, which is expected to be recognized over a weighted-average period of 2.9 years and 2.4 years, respectively.

10. Segment Information

The Company reports in two operating segments: PBM and HCIT. The Company evaluates segment performance based upon revenue and gross profit. Financial information by segment is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
PBM:
Revenue	$1,256,369	$463,042	$3,511,148	$1,341,839
Cost of revenue	1,188,197	423,773	3,330,886	1,225,620
Gross profit	$68,172	$39,269	$180,262	$116,219
Total assets at September 30	$690,445	$491,117
HCIT:
Revenue	$30,921	$26,880	$85,833	$79,677
Cost of revenue	16,751	13,285	45,973	39,064
Gross profit	$14,170	$13,595	$39,860	$40,613
Total assets at September 30	$306,653	$263,443
Consolidated:
Revenue	$1,287,290	$489,922	$3,596,981	$1,421,516
Cost of revenue	1,204,948	437,058	3,376,859	1,264,684
Gross profit	$82,342	$52,864	$220,122	$156,832
Total assets at September 30	$997,098	$754,560

For the three-month period ended September 30, 2011, our largest customer, HealthSpring, Inc. ("HealthSpring"), accounted for 39% of total revenues. For the nine-month period ended September 30, 2011, HealthSpring accounted for 40% of total revenue. For the three and nine-month periods ended September 30, 2010, no one customer accounted for 10% or more of total revenue.

Subsequent to the end of the current reporting period, on October 24, 2011, HealthSpring announced that it had entered into a definitive agreement with Cigna Corporation (“Cigna”) under which Cigna will acquire HealthSpring in an all-cash transaction, subject to regulatory and other conditions.  The Company's contract with HealthSpring (the “HealthSpring contract”) was effective on January 1, 2011 and has an initial three-year term (with two additional one-year extensions).  Neither party to the HealthSpring contract has the right to terminate the agreement prior to the end of the initial term, except in the event of a material breach. While the Company does not currently anticipate any adverse impact to its financial results through the initial term of the HealthSpring contract as a result of the anticipates acquisition, we can give no assurances that we will be able to continue to generate a substantial portion of our revenues from HealthSpring for the foreseeable future, or that we will be able to extend or renew the HealthSpring contract past the initial period at the same service levels, or at all.

At September 30, 2011, one customer accounted for 17% of the outstanding accounts receivable balance. At December 31, 2010, no one customer accounted for 10% or more of the outstanding accounts receivable balance.

11. Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2011 and 2010 was 34.2% and 34.3%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2011 and 2010 was 33.7% and 33.2%, respectively.

The Company and its subsidiaries file income tax returns in Canadian and U.S. federal jurisdictions, and various provincial, state and local jurisdictions. With a few exceptions, the Company is no longer subject to tax examinations by tax authorities for years prior to 2007.

12. Commitments and Contingencies

On December 28, 2010, the Company completed its acquisition of MedfusionRx, a leading independent specialty pharmacy services provider. On March 24, 2011, three employees of MedfusionRx and several third parties were indicted for alleged violations of the federal anti-kickback statute that occurred prior to the closing of the acquisition. None of these employees are currently employed by MedfusionRx. MedfusionRx intends to cooperate fully with any requests received from governmental officials. While the Company believes that it is entitled to indemnification with respect to any costs or expenses arising from or relating to this matter pursuant to the terms of the MedfusionRx Purchase Agreement, we can give no assurances that such indemnification will be recoverable or will be sufficient to cover all potential civil or criminal penalties and claims arising therefrom or relating thereto. As of September 30, 2011, the Company has not recorded any contingent liability in its consolidated financial statements relating to this matter.
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

13. Fair Value

Fair value measurement guidance defines a three-level hierarchy to prioritize the inputs to valuation techniques used to measure fair value into three broad levels, with Level 1 considered the most reliable. For assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets, the table below categorizes fair value measurements across the three levels as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent purchase price consideration	$—	$—	$5,060	$5,060

	December 31, 2010
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivatives	$—	$274	$—	$274
Contingent purchase price consideration	$—	$—	$4,865	$4,865

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
The Company acquired MedfusionRx, a specialty pharmacy services provider on December 28, 2010. The selling members of MedfusionRx have the opportunity to earn an additional $5.5 million in cash, subject to the satisfaction of certain performance targets in the 2012 fiscal year. The fair value of the contingent purchase price consideration was $5.1 million as of September 30, 2011. The change in the value of the contingent purchase price of $0.2 million from December 31, 2010 was recorded to interest expense representing the change in the present value of the amount expected to be paid in the future for the contingent purchase price consideration. The Company utilized a probability weighted discounted cash flow method to arrive at the fair value of the contingent consideration based on the expected results and considering the performance targets of MedfusionRx in 2012. As of September 30, 2011 and December 31, 2010, the contingent purchase price consideration is classified as other liabilities in the consolidated balance sheets.
The Company had certain interest rate derivatives that were classified as accrued liabilities in the consolidated balance sheet as of December 31, 2010. The fair values represent quoted prices from a financial institution which are derived from movements in the underlying interest rate markets. There were no outstanding derivatives in the three-month period ended September 30, 2011. The total fair value changes for the three-month period ended September 30, 2010 and the nine-month periods ended September 30, 2011 and 2010 were insignificant.
During the three and nine-month periods ended September 30, 2011, there were no movements of fair value measurements between Levels 1, 2 and 3.

14. Earnings Per Share

The Company calculates basic EPS using the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the same method as basic EPS, but the Company adds the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. The following is the reconciliation between the number of weighted average shares used in the basic and diluted EPS calculations for the three and nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average number of shares used in computing basic EPS	62,271,267	60,820,197	62,050,573	60,569,027
Add dilutive common stock equivalents:
Outstanding stock options	542,718	1,821,815	626,544	1,739,424
Outstanding restricted stock units	256,534	287,174	229,947	249,751
Weighted average number of shares used in computing diluted EPS	63,070,519	62,929,186	62,907,064	62,558,202

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company evaluates customer contracts to determine whether it acts as a principal or as an agent in the fulfillment of prescriptions through its retail pharmacy network. The Company acts as a principal in most of its transactions with customers, and revenue is recognized at the prescription price (ingredient cost plus dispensing fee) negotiated with customers, plus an administrative fee, if applicable (“gross reporting”). Gross reporting is appropriate when the Company (i) has separate contractual relationships with customers and with pharmacies, (ii) has responsibility for validating and managing a claim through the claims adjudication process, (iii) commits to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (iv) manages the overall prescription drug relationship with the patients, who are participants of customers’ plans, and (v) has credit risk for the price due from the customer. In instances where the Company merely administers a customer’s network pharmacy contract to which the Company is not a party and under which the Company does not assume pricing risk and credit risk, among other factors, the Company only records an administrative fee as revenue. For these customers, the Company earns an administrative fee for collecting payments from the customer and remitting the corresponding amount to the pharmacies in the customer’s network. In these transactions, the Company acts as an agent for the customer. As the Company is not the principal in these transactions, the drug ingredient cost is not included in revenue or in cost of revenue (“net reporting”). As such, there is no impact to gross profit based upon whether gross or net reporting is used.

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

The complicated environment in which the Company operates presents it with opportunities, challenges, and risks. The Company’s customers are paramount to its success; the retention of existing customers and winning of new customers and members pose the greatest opportunities, and the loss thereof represents an ongoing risk. The preservation of the Company’s relationships with pharmaceutical manufacturers and retail pharmacies is very important to the execution of its business strategies. The Company’s future success will hinge on its ability to drive specialty and mail volume and increase generic dispensing rates in light of the significant brand-name drug patent expirations expected to occur over the next several years. The Company’s ability to continue to provide innovative and competitive clinical and other services to customers and patients, including the Company’s active participation in the Medicare Part D benefit, also plays an important part in the Company’s future success.The frequency with which the Company’s customer contracts come up for renewal, and the potential for one of the Company’s larger customers to terminate or elect not to renew its existing contract with the Company, creates the risk that the Company’s results of operations may be volatile. The Company’s customer contracts generally do not have terms longer than three years and, in some cases, are terminable by the customer on relatively short notice. The Company’s larger customers generally seek bids from other PBM providers in advance of the expiration of their contracts. If existing customers elect not to renew their contracts at the same service levels previously provided with the Company at the expiration of the current terms of those contracts, and in particular if one of the Company’s largest customers elects not to renew, the Company’s recurring revenue base will be reduced and results of operations will be adversely affected.

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
Measurable cost savings for customers: The Company provides its customers with increased control over prescription drug costs and drug benefit programs. The Company’s pricing model and flexible product offerings are designed to deliver measurable cost savings to the Company’s customers. The Company believes its pricing model is a key differentiator from its competitors for the Company’s customers who want to gain control of their prescription drug costs. For example, the Company’s pharmacy network contracts and rebate agreements are made available by the Company to each customer. For customers who select the Company’s pharmacy network and manufacturer rebate services on a fixed fee per transaction basis, there is clarity to the rebates and other fees payable to the customer. The Company believes that its pricing model, together with the flexibility to select from a broad range of customizable services, helps customers realize measurable results and cost savings.

Selected Trends and Highlights for the Three and Nine Months Ended September 30, 2011 and 2010
Business trends
Our results for the three and nine months ended September 30, 2011 reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics and low-cost brands, mail pharmacy and specialty pharmacies. The positive trends we saw in 2010, including lower drug purchasing costs and increased generic usage, have continued to offset the negative impact of various marketplace forces affecting pricing and plan structure, among other factors, and thus continue to generate improvements in our results of operations. Additionally, as the regulatory environment evolves, we will continue to make significant investments designed to keep us ahead of the competition.

We successfully implemented our largest customer, HealthSpring Inc. ("HealthSpring"), at the beginning of this year, and have continued to fully integrate our recent acquisitions of MedfusionRx and MedMetrics into our business. These events have helped drive overall growth in our top line revenue as well as overall operating results. We also continue to benefit from better management of ingredient costs through increased competition among generic manufacturers. The average generic dispensing rate (GDR) or the number of generic prescriptions as a percentage of the total number of prescriptions dispensed, for informedRx clients reached 78% in 2011, a 2% trend increase from 2010. This increase was achieved through a broad range of plan design solutions, helped considerably by a continuing wave of major generic releases. This trend is expected to continue throughout 2011 and into 2012, when six of the ten largest branded products are expected to face generic competition.
Financial results for the three months ended September 30, 2011 and 2010
Total revenue for the three months ended September 30, 2011 was $1.3 billion as compared to $489.9 million for the same period in 2010. The increase is largely attributable to an increase in PBM revenue of $793.3 million, primarily due to the implementation of the previously announced HealthSpring contract on January 1, 2011, the acquisition of MedfusionRx on December 28, 2010, and other new customer starts during 2011. As a result, the Company's PBM segment adjusted prescription claim volume increased 95.8% to 23.3 million for the third quarter of 2011, as compared to 11.9 million for the third quarter of 2010. Adjusted prescription claim volume equals the Company's retail and Specialty Service prescriptions, plus Mail Service prescriptions multiplied by three. The Mail Service prescriptions are multiplied by three to adjust for the fact that they typically include approximately three times the amount of product days supplied compared with retail and specialty prescriptions.
Operating income increased $14.7 million, or 59.4%, for the three months ended September 30, 2011, to $39.5 million as compared to $24.8 million for the same period in 2010. This increase was driven by increased gross profit in the PBM segment due to new customer starts as compared to the same period in 2010, offset by an increase in SG&A expense and amortization expense due to the acquisitions of MedfusionRx and MedMetrics.
The Company reported net income of $25.3 million, or $0.40 per share (fully-diluted), for the three months ended September 30, 2011, as compared to $16.2 million, or $0.26 per share (fully-diluted), for the same period in 2010. The increase is driven by higher gross profit attributable to an increase in PBM revenues due to new customer starts offset by an increase in SG&A expense to support the new business growth, as well as increased amortization of intangibles due to acquisitions. Amortization expense included in net income was $3.9 million for the three months ended September 30, 2011 as compared to $1.9 million for the same period in 2010.
Financial results for the nine months ended September 30, 2011 and 2010
Total revenue for the nine months ended September 30, 2011 was $3.6 billion as compared to $1.4 billion for the same period in 2010. The increase is largely attributable to an increase in PBM revenue of $2.2 billion, primarily due to the implementation of the previously announced HealthSpring contract on January 1, 2011, the acquisition of MedfusionRx on December 28, 2010, and other new customer starts during 2011. As a result, the Company's PBM segment adjusted prescription claim volume increased 90.7% to 67.5 million for the nine months ended September 30, 2011 as compared to 35.4 million for the nine months ended September 30, 2010.
Operating income increased $27.3 million, or 37.5%, for the nine months ended September 30, 2011, to $100.2 million as compared to $72.9 million for the same period in 2010. This increase was driven by increased gross profit in the PBM segment due to new customer starts as compared to the same period in 2010, offset by an increase in SG&A expense to support the new business growth, as well as increased amortization of intangibles due to acquisitions.
The Company reported net income of $65.1 million, or $1.03 per share (fully-diluted), for the nine months ended September 30, 2011, as compared to $48.1 million, or $0.77 per share (fully-diluted), for the same period in 2010. The increase is driven by higher gross profit attributable to an increase in PBM revenues due to new customer starts offset by an increase in SG&A expense and amortization expense of intangibles due to acquisitions. Amortization expense included in net income was $11.1 million for the nine months ended September 30, 2011 as compared to $5.9 million for the same period in 2010.
Business combinations
Subsequent to end of the current reporting period, on October 3, 2011, the Company completed its acquisitions of PTRX, a full-service PBM, and its exclusive mail-order pharmacy provider, SaveDirectRx, both based in San Antonio, Texas. The purchase price was $77 million in cash, with an opportunity for the former owners of SaveDirectRx to earn an additional $4.5 million, subject to the achievement of certain performance targets through 2012. The acquisitions of PTRX and SaveDirectRx are in line with the Company's strategy to acquire assets that currently utilize the Company's technology platform in order to ease the integration into the Company's business. Further, these acquisitions will allow the Company to extend its presence in the southwestern part of the U.S. and expand its mail pharmacy business.

On June 1, 2011, the Company completed its acquisition of substantially all of the assets of MedMetrics, the full-service PBM subsidiary of Public Sector Partners, Inc., which is affiliated with a major medical school. The acquisition of MedMetrics is consistent with the Company's strategy to acquire assets that currently utilize the Company's technology platform, which eases the integration into the Company's business and will allow the Company the opportunity to sell additional services, such as mail and specialty services, to MedMetrics' customers. The acquisition will also help extend the Company's footprint in the northeastern part of the U.S.
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

Recent developments
On May 11, 2011, at the Annual and Special Meeting of Shareholders, the Company’s shareholders approved an amendment to the SXC Health Solutions Corp. LTIP to increase by 1,800,000 the number of common shares available for issuance under the LTIP.

On September 17, 2010, the Company executed a two-for-one stock split effected by a stock dividend on the issued and outstanding common shares of the Company. All share and per share data presented in this report have been adjusted to reflect this stock split.

On March 4, 2010, the Company announced a new agreement with HealthSpring, pursuant to which the Company's informedRx subsidiary will provide HealthSpring with its full suite of PBM services, and therefore manage significant drug spend. The initial term of the agreement is three years with provisions for two additional one year extensions. HealthSpring began to deploy specialty pharmacy services in mid-2010, with implementation of the full PBM services completed on January 1, 2011. Subsequent to the full implementation of HealthSpring, the Company expanded the contractual relationship with HealthSpring on May 4, 2011 to include a customer configuration of PBM services, including the immediate implementation of specialty pharmacy services, to HealthSpring’s newly acquired Bravo Health, Inc. subsidiaries (“Bravo Health”), effective January 1, 2012. The Company expects that gross profit percentage related to these agreements will be significantly lower than historical gross profit percentages due to the significantly high transaction volume.

Subsequent to the end of the current reporting period, on October 24, 2011, HealthSpring announced that it had entered into a definitive agreement with Cigna Corporation (“Cigna”) under which Cigna will acquire HealthSpring in an all-cash transaction, subject to regulatory and other conditions.  HealthSpring accounted for 39% and 40% of the Company's total revenues for the three-month and nine-month periods ended September 30, 2011, respectively.  The Company's contract with HealthSpring (the “HealthSpring contract”) was effective on January 1, 2011 and had an initial three-year term (with two additional one-year extensions). Neither party to the HealthSpring contract has the right to terminate the agreement prior to the end of the initial term, except in the event of a material breach.  While the Company does not currently anticipate any adverse impact to its financial results through the initial term of the HealthSpring contract, we can give no assurances that we will be able to continue to generate a substantial portion of our revenues from HealthSpring for the foreseeable future, or that we will be able to extend or renew the HealthSpring past the initial period at the same service levels, or at all.

Results of Operations
Three months ended September 30, 2011 as compared to the three months ended September 30, 2010

	Three Months Ended September 30,
In thousands, except per share data	2011	2010
Revenue	$1,287,290	$489,922
Cost of revenue	1,204,948	437,058
Gross profit	82,342	52,864
Product development costs	3,598	3,075
SG&A	33,773	21,607
Depreciation of property and equipment	1,588	1,463
Amortization of intangible assets	3,899	1,942
Operating income	39,484	24,777
Interest income	(115)	(199)
Interest expense and other expense, net	1,221	373
Income before income taxes	38,378	24,603
Income tax expense	13,112	8,427
Net income	$25,266	$16,176
Diluted earnings per share	$0.40	$0.26

Revenue
Revenue increased $797.4 million, or 162.8%, to $1.3 billion for the three months ended September 30, 2011, primarily due to the implementation of the HealthSpring PBM agreement on January 1, 2011, the acquisition of MedfusionRx on December 28, 2010, and other new customer starts during 2011. Accordingly, adjusted prescription claim volume for the PBM segment increased 95.8% to 23.3 million for the three months ended September 30, 2011 as compared to 11.9 million for the three months ended September 30, 2010.

Cost of Revenue
Cost of revenue increased $767.9 million, or 175.7%, to $1.2 billion for the three months ended September 30, 2011, primarily due to increased PBM transaction volumes in 2011 as noted in the revenue discussion. During the three months ended September 30, 2011, the cost of prescriptions dispensed from the Company's PBM segment accounted for 99% of the cost of revenue. The cost of prescriptions dispensed is substantially comprised of the actual cost of the prescription drugs sold, plus any applicable shipping costs.
Gross Profit
Gross profit increased $29.5 million, or 55.8%, to $82.3 million for the three months ended September 30, 2011 as compared to the same period in 2010, mostly due to incremental PBM revenues generated from the HealthSpring contract and MedfusionRx acquisition. Gross profit has decreased from 10.8% of revenue to 6.4% of revenue during the three months ended September 30, 2011 as compared to the same period in 2010 due to HealthSpring transactions carrying a significantly lower gross profit percentage as compared to the rest of the Company's customer base, driven by the significant volume of transactions that HealthSpring generates. Although the gross profit percentage is lower on a per transaction basis, the volume of transactions adds significant gross profit to the Company's results.

Product Development Costs
Product development costs were $3.6 million and $3.1 million for the three months ended September 30, 2011 and 2010, respectively. Driving the change in product development expense between the three months ended September 30, 2011 and the comparable period in 2010 was an increase in resources due to additional development initiatives. Product development continues to be a key focus of the Company as it continues to pursue enhancements of existing products, as well as the development of new offerings, to support its market expansion.

SG&A Costs

SG&A costs for the three months ended September 30, 2011 were $33.8 million as compared to $21.6 million for the three months ended September 30, 2010, an increase of $12.2 million, or 56.3%. SG&A costs consist primarily of employee costs in addition to professional services costs, facilities and costs not related to cost of revenue. SG&A costs have increased due to the addition of operating costs related to MedfusionRx and MedMetrics that were not present during 2010, as well as additional resources added to support the growth of the PBM segment. SG&A costs also include stock-based compensation cost of $2.2 million and $1.4 million for the three months ended September 30, 2011 and 2010, respectively. The increase in stock-based compensation during the three months ended September 30, 2011 as compared to the same period in 2010 is due to additional awards granted during the year, and a higher value per award as compared to those granted in previous years.

Depreciation

Depreciation expense relates to property and equipment used in all areas of the Company except for those depreciable assets directly related to the generation of revenue, which is included in cost of revenue in the consolidated statements of operations. Depreciation expense was $1.6 million and $1.5 million for the three months ended September 30, 2011 and 2010, respectively. Depreciation expense will fluctuate based on the level of new asset purchases, as well as the timing of assets becoming fully depreciated. Depreciation expense remained relatively flat for the three months ended September 30, 2011 as compared to the same period in 2010 since purchases and the amount of assets reaching full depreciation levels did not fluctuate significantly.

Amortization

Total amortization expense for the three months ended September 30, 2011 and 2010 was $3.9 million and $1.9 million, respectively, an increase of $2.0 million, or 100.8%. Amortization expense is driven mainly by amortization of intangible assets acquired in the MedfusionRx and NMHC acquisitions. For the three months ended September 30, 2011, amortization expense increased due to $2.1 million of amortization derived from intangible assets recognized in the MedfusionRx and MedMetrics acquisitions. These intangible assets are amortized in line with their estimated future economic benefits, which for certain assets is greater at the beginning of their life versus the end. Accordingly, over time, amortization will decrease. Amortization expense on all the Company’s intangible assets is expected to be approximately $3.9 million for the remainder of 2011. Refer to Note 7-Goodwill and Other Intangible Assets in the notes to the unaudited interim consolidated financial statements for more information on amortization expected in future years.

Interest Income and Interest Expense and Other Expense, net

Interest income for the three months ended September 30, 2011 was $0.1 million and substantially consistent with the $0.2 million recorded for the same period in 2010, due primarily to cash balances and interest rates remaining at similar levels in each period. Interest expense and other expense, net increased to $1.2 million for the three months ended September 30, 2011 from $0.4 million for the same period in 2010, primarily due to increased banking fees driven by a higher number of transactions as a result of business added from recent acquisitions and growth in the PBM segment.

Income Taxes

The Company recognized income tax expense of $13.1 million for the three months ended September 30, 2011, representing an effective tax rate of 34.2%, as compared to $8.4 million, representing an effective tax rate of 34.3%, for the same period in 2010.

Segment Analysis

The Company reports in two operating segments: PBM and HCIT. The Company evaluates segment performance based on revenue and gross profit. Below is a reconciliation of the Company’s business segments to the unaudited interim consolidated financial statements.
Three months ended September 30, 2011 as compared to the three months ended September 30, 2010 (in thousands):

	PBM		HCIT		Consolidated
	2011	2010	2011	2010	2011	2010
Revenue	$1,256,369	$463,042	$30,921	$26,880	$1,287,290	$489,922
Cost of revenue	1,188,197	423,773	16,751	13,285	1,204,948	437,058
Gross profit	$68,172	$39,269	$14,170	$13,595	$82,342	$52,864
Gross profit %	5.4%	8.5%	45.8%	50.6%	6.4%	10.8%

PBM
Revenue was $1.3 billion for the three months ended September 30, 2011, an increase of $793.3 million, or 171.3%, as compared to the same period in 2010. The increase in revenue is primarily due to the implementation of the HealthSpring contract and other new customers, as well as revenues generated from the acquisition of MedfusionRx on December, 28, 2010. As a result of these additions, adjusted prescription claim volume for the PBM segment was 23.3 million for the third quarter of 2011 as compared to 11.9 million for the third quarter of 2010.

Cost of revenue was $1.2 billion for the three months ended September 30, 2011 as compared to $423.8 million for the same period in 2010. Cost of revenue has increased in line with the increase in PBM revenues and is driven by the increase in prescriptions processed. Cost of revenue in the PBM segment is predominantly comprised of the cost of prescription drugs from retail network transactions, and the cost of prescriptions dispensed at the Company's Mail Service and Specialty Service pharmacies. Generic drug usage continues to be a focus of the industry and the Company to help drive down health care costs. The Company will continue to seek opportunities for increased generic prescription drug usage to help reduce overall prescription drug costs to its customers and the Company.

Gross profit was $68.2 million for the three months ended September 30, 2011 as compared to $39.3 million for the same period in 2010. Gross profit increased during the three months ended September 30, 2011 as compared to the same period in 2010 due to the incremental PBM revenue generated. Gross profit percentage was 5.4% and 8.5% for the three months ended September 30, 2011 and 2010, respectively. As noted previously, gross profit percentage has decreased for the three months ended September 30, 2011 as compared to the same period in 2010 due to HealthSpring transactions carrying a significantly lower gross profit percentage as compared to the rest of the Company's customer base, driven by the significant volume of transactions that HealthSpring generates. Although the gross profit percentage is lower on a per transaction basis, the volume of transactions adds significant gross profit to the Company's results.

HCIT
HCIT revenue consists of transaction processing, professional services, system sales and maintenance contracts on system sales. Total HCIT revenue increased $4.0 million, or 15.0%, to $30.9 million for the three months ended September 30, 2011, as compared to $26.9 million for the same period in 2010. The increase was primarily due to an increase in revenues earned from professional services due to a higher amount of billable hours worked and an increase in system sales due to software license revenue earned during the quarter ended September 30, 2011.
Transaction processing revenue consists of claims processing and generally fluctuates as a result of the launch of new contracts, as well as changes in volumes of services provided to existing customers. Professional services revenue is derived from providing support projects for both system sales and transaction processing customers, on an as-needed basis. Professional services revenue is dependent on customers initiating new projects and system enhancements which require the Company to assist them on both a fixed bid and time and materials basis. System sales are derived from license upgrades and additional applications for existing and new customers, as well as software and hardware sales to pharmacies that purchase the Company’s pharmacy system. Maintenance revenue is generated from maintenance services provided on related system or license sales.

Cost of revenue was $16.8 million and $13.3 million for the three months ended September 30, 2011 and 2010, respectively. Cost of revenue includes the direct support costs for the HCIT business, as well as depreciation expense of $0.6 million for the three-month periods ended September 30, 2011 and 2010. Cost of revenue increased for the three months ended September 30, 2011 as compared to the same period in 2010 ,primarily due to additional resources added during 2011 to support the increasing demand for professional services of the Company.

Gross profit increased by $0.6 million, or 4.2%, to $14.2 million for the three months ended September 30, 2011 as compared to $13.6 million for the same period in 2010. Gross profit percentage was 45.8% for the three months ended September 30, 2011 as compared to 50.6% for the three months ended September 30, 2010. The increase in gross profit is attributable to the increase in professional services and software license sales during the three months ended September 30, 2011.

Nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010

	Nine Months Ended September 30,
In thousands, except per share data	2011	2010
Revenue	$3,596,981	$1,421,516
Cost of revenue	3,376,859	1,264,684
Gross profit	220,122	156,832
Product development costs	10,624	9,169
SG&A	93,440	64,403
Depreciation of property and equipment	4,764	4,482
Amortization of intangible assets	11,125	5,915
Operating income	100,169	72,863
Interest income	(375)	(524)
Interest expense and other expense, net	2,351	1,343
Income before income taxes	98,193	72,044
Income tax expense	33,091	23,931
Net income	$65,102	$48,113
Diluted earnings per share	$1.03	$0.77
Revenue
Revenue increased $2.2 billion, or 153.0%, to $3.6 billion for the nine months ended September 30, 2011, primarily due to the implementation of the HealthSpring PBM agreement on January 1, 2011, the acquisition of MedfusionRx on December 28, 2010, and other new customer starts during 2011. Accordingly, adjusted prescription claim volume for the PBM segment increased 90.7% to 67.5 million for the nine months ended September 30, 2011 as compared to 35.4 million for the nine months ended September 30, 2010.
Cost of Revenue
Cost of revenue increased $2.1 billion, or 167.0%, to $3.4 billion for the nine months ended September 30, 2011, primarily due to increased PBM transaction volumes in 2011 as noted in the revenue discussion. During the nine months ended September 30, 2011, the cost of prescriptions dispensed from the Company's PBM segment accounted for 99% of the cost of revenue. The cost of prescriptions dispensed is substantially comprised of the actual cost of the prescription drugs sold, plus any applicable shipping costs.
Gross Profit
Gross profit increased $63.3 million, or 40.4%, to $220.1 million for the nine months ended September 30, 2011, mostly due to incremental PBM revenues generated as compared to the same period in 2010. Gross profit percentage has decreased from 11.0% of revenue to 6.1% of revenue during the nine months ended September 30, 2011 as compared to the same period in 2010 due to HealthSpring transactions carrying a significantly lower gross profit percentage as compared to the rest of the Company's customer base, driven by the significant volume of transactions that HealthSpring generates. Although the gross profit percentage is lower on a per transaction basis, the volume of transactions adds significant gross profit to the Company's results.
Product Development Costs
Product development costs were $10.6 million and $9.2 million for the nine months ended September 30, 2011 and 2010, respectively. Driving the change in product development expense between the nine months ended September 30, 2011 and the comparable period in 2010 was an increase in resources due to additional development initiatives. Product development continues to be a key focus of the Company as it continues to pursue enhancements of existing products, as well as the development of new offerings, to support its market expansion.
SG&A Costs
SG&A costs for the nine months ended September 30, 2011 were $93.4 million as compared to $64.4 million for the nine months ended September 30, 2010, an increase of $29.0 million, or 45.1%. SG&A costs consist primarily of employee costs in addition to professional services costs, facilities and costs not related to cost of revenue. SG&A costs have increased during 2011 due to operating costs added related to MedfusionRx and MedMetrics acquisitions that were not present in 2010, as well as due to additional resources added to support the growth of the PBM segment. SG&A costs also include stock-based compensation cost of $6.0 million and $3.7 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in stock-based compensation during the nine months ended September 30, 2011 as compared to the same period in 2010 is due to annual awards granted to the Company’s employees in 2011 and an increase in the expense of those awards. The increase in the award expense is directly attributable to the continued high market value of the Company’s common shares, as well as additional awards granted during the year.
Depreciation
Depreciation expense relates to property and equipment used in all areas of the Company except for those depreciable assets directly related to the generation of revenue, which is included in cost of revenue in the consolidated statements of operations. Depreciation expense was $4.8 million for the nine months ended September 30, 2011, an increase of $0.3 million as compared to the same period in 2010. Depreciation expense will fluctuate based on the level of new asset purchases, as well as the timing of assets becoming fully depreciated. Depreciation expense remained relatively flat for the nine months ended September 30, 2011 as compared to the same period in 2010 since purchases and the amount of assets reaching full depreciation levels did not fluctuate significantly.
Amortization
Total amortization expense for the nine months ended September 30, 2011 and 2010 was $11.1 million and $5.9 million, respectively, an increase of $5.2 million, or 88.1%. Amortization expense is driven mainly by amortization of intangible assets acquired in the MedfusionRx and NMHC acquisitions. For the nine months ended September 30, 2011, amortization expense increased due to $5.3 million of amortization recorded from intangible assets recognized in the MedfusionRx acquisition. These intangible assets are amortized in line with their estimated future economic benefits, which for certain assets is greater at the beginning of their life versus the end. Accordingly, over time, amortization will decrease. Amortization expense on all the Company’s intangible assets is expected to be approximately $3.9 million for the remainder of 2011. Refer to Note 7-Goodwill and Other Intangible Assets in the notes to the unaudited interim consolidated financial statements for more information on amortization expected in future years.
Interest Income and Interest Expense and Other Expense, net
Interest income was $0.4 million and $0.5 million for the nine-month periods ended September 30, 2011 and 2010. This was substantially consistent in both periods due primarily to cash balances and interest rates remaining at similar levels in each period. Interest expense and other expense, net was $2.4 million for the nine months ended September 30, 2011 as compared to $1.3 million expense for the same period in 2010, representing a 75.1% increase. The increase was primarily driven by increased banking fees due to a higher number of transactions as a result of business added from the MedfusionRx acquisition and growth of the PBM segment.
Income Taxes
The Company recognized income tax expense of $33.1 million for the nine months ended September 30, 2011, representing an effective tax rate of 33.7%, as compared to $23.9 million, representing an effective tax rate of 33.2%, for the same period in 2010. The effective tax rate increased primarily due to an increase in taxable income.
Segment Analysis
The Company reports in two operating segments: PBM and HCIT. The Company evaluates segment performance based on revenue and gross profit. Below is a reconciliation of the Company’s business segments to the unaudited consolidated financial statements.
Nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 (in thousands):

	PBM		HCIT		Consolidated
	2011	2010	2011	2010	2011	2010
Revenue	$3,511,148	$1,341,839	$85,833	$79,677	$3,596,981	$1,421,516
Cost of revenue	3,330,886	1,225,620	45,973	39,064	3,376,859	1,264,684
Gross profit	$180,262	$116,219	$39,860	$40,613	$220,122	$156,832
Gross profit %	5.1%	8.7%	46.4%	51.0%	6.1%	11.0%

PBM
Revenue was $3.5 billion for the nine months ended September 30, 2011, an increase of $2.2 billion, or 161.7%, as compared to the same period in 2010. The increase in revenue is primarily due to the implementation of the HealthSpring contract and other new customers, as well as revenues generated from the acquisition of MedfusionRx on December 28, 2010. As a result of these additions, adjusted prescription claim volume for the PBM segment was 67.5 million for the first nine months of 2011 as compared to 35.4 million for the first nine months of 2010, which drove the total revenue amounts in 2011 higher as compared to 2010.
Cost of revenue was $3.3 billion for the nine months ended September 30, 2011 as compared to $1.2 billion for the same period in 2010. Cost of revenue has increased in line with the increase in PBM revenues and is driven by the increase in prescriptions processed. Cost of revenue in the PBM segment is predominantly comprised of the cost of prescription drugs from retail network transactions, and the cost of prescriptions dispensed at the Company's Mail Service and Specialty Service pharmacies. Generic drug usage continues to be a focus of the industry and the Company to help drive down health care costs. The Company will continue to seek opportunities for increased generic prescription drug usage to help reduce overall prescription drug costs to its customers and the Company.
Gross profit was $180.3 million for the nine months ended September 30, 2011 as compared to $116.2 million for the same period in 2010. Gross profit increased during the nine months ended September 30, 2011 due to the incremental revenue. Gross profit percentage was 5.1% and 8.7% for the nine months ended September 30, 2011 and 2010, respectively. Gross profit percentage has decreased for the nine months ended September 30, 2011 as compared to the same period in 2010 due to HealthSpring transactions carrying a significantly lower gross profit percentage as compared to the rest of the Company's customer base, driven by the significant volume of transactions that HealthSpring generates. Although the gross profit percentage is lower on a per transaction basis, the volume of transactions adds significant gross profit to the Company's results.

HCIT
HCIT revenue consists of transaction processing, professional services, system sales and maintenance contracts on system sales. Total HCIT revenue increased $6.2 million, or 7.7%, to $85.8 million for the nine months ended September 30, 2011, as compared to $79.7 million for the same period in 2010. The increase was driven by strong performance across all of the HCIT segments' products, including an increase in revenues earned from professional services due to a higher amount of billable hours worked and an increase in transaction processing revenue due to higher transaction volumes.
Transaction processing revenue consists of claims processing and generally fluctuates as a result of the launch of new contracts, as well as changes in the volume of services provided to existing customers. Professional services revenue is derived from providing support projects for both system sales and transaction processing customers, on an as-needed basis. Professional services revenue is dependent on customers initiating new projects and system enhancements which require the Company to assist them on both a fixed bid and time and materials basis. System sales are derived from license upgrades and additional applications for existing and new customers, as well as software and hardware sales to pharmacies that purchase the Company’s pharmacy system. Maintenance revenue is generated from maintenance services provided on related system or license sales.
Cost of revenue was $46.0 million and $39.1 million for the nine months ended September 30, 2011 and 2010, respectively. Cost of revenue includes the direct support costs for the HCIT business, as well as depreciation expense of $2.1 million and $1.8 million for the nine-month periods ended September 30, 2011 and 2010, respectively. Cost of revenue increased for the nine months ended September 30, 2011 as compared to the same period in 2010, due primarily to additional resources added during 2011 to support the increasing professional services volumes of the Company.
Gross profit decreased by $0.8 million, or 1.9%, to $39.9 million for the nine months ended September 30, 2011 as compared to $40.6 million for the same period in 2010. Gross profit percentage was 46.4% for the nine months ended September 30, 2011 as compared to 51.0% for the nine months ended September 30, 2010. The decrease in gross profit and gross profit percentage is attributable to the change in revenue mix.

Non-GAAP Measures
The Company reports its financial results in accordance with GAAP, but Company management also evaluates and makes operating decisions using adjusted EBITDA and adjusted EPS. The Company's management believes that these measures provide useful supplemental information regarding the performance of business operations and facilitates comparisons to its historical operating results. The Company also uses this information internally for forecasting and budgeting as it believes that the measures are indicative of the Company's core operating results. Note however, that these items are performance measures only, and do not provide any measure of the Company's cash flow or liquidity. Non-GAAP financial measures should not be considered as a substitute for measures of financial performance in accordance with GAAP, and investors and potential investors are encouraged to review the reconciliation of adjusted EBITDA and adjusted EPS.
Adjusted EBITDA Reconciliation
Adjusted EBITDA is a non-GAAP measure that management believes is a useful supplemental measure of operating performance prior to net interest income, interest expense and other expense, net, income taxes, depreciation, amortization and stock-based compensation expenses. Management believes it is useful to exclude depreciation, amortization, interest income and interest expense and other expense, net, as these are essentially fixed amounts that cannot be influenced by management in the short term. In addition, management believes it is useful to exclude stock-based compensation as this is a non-cash expense.
Below is a reconciliation of the Company's reported net income to adjusted EBITDA for the three and nine-month periods ended September 30, 2011 and 2010.

Adjusted EBITDA	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Net Income (GAAP)	$25,266	$16,176	$65,102	$48,113
Add:
Amortization of Intangible Assets	3,899	1,942	11,125	5,915

Depreciation of Property & Equipment	2,235	2,077	6,815	6,312

Stock-Based Compensation	2,404	1,646	6,507	4,527

Interest Income	(115)	(199)	(375)	(524)

Interest Expense and Other Expense, Net	1,221	373	2,351	1,343

Income Tax Expense	13,112	8,427	33,091	23,931

Adjusted EBITDA	$48,022	$30,442	$124,616	$89,617

Adjusted EBITDA for the three months ended September 30, 2011 was $48.0 million, compared to $30.4 million for the same period of 2010. Adjusted EBITDA for the nine months ended September 30, 2011 was $124.6 million, compared to $89.6 million for the same period of 2010. The growth in adjusted EBITDA was due primarily to the implementation of the Healthspring contract on January 1, 2011, other new contract starts, and additional business generated from the acquisitions of MedfusionRx and MedMetrics.

Adjusted EPS Reconciliation

Adjusted EPS adds back the impact of all amortization of intangible assets, net of tax. Amortization of intangible assets arises from the acquisition of intangible assets in connection with the Company's business acquisitions. The Company excludes amortization of intangible assets from non-GAAP adjusted EPS because it believes (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of the Company's business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired intangible assets. Investors should note that the use of these intangible assets contributes to revenue in the period presented as well as future periods and should also note that such expenses will recur in future periods. Below is a reconciliation of the Company's reported net income to adjusted EPS for the three and nine-month periods ended September 30, 2011 and 2010.

Adjusted EPS Reconciliation
(in thousands, except per share data)
	Three Months Ended September 30,				Nine Months Ended September 30,

	2011		2010		2011		2010

	Operational Results	Per Diluted Share	Operational Results	Per Diluted Share	Operational Results	Per Diluted Share	Operational Results	Per Diluted Share

Net Income (GAAP)	$25,266	$0.40	$16,176	$0.26	$65,102	$1.03	$48,113	$0.77

Amortization of Intangible Assets	3,899	0.06	1,942	0.03	11,125	0.18	5,915	0.09

Tax Effect of Reconciling Item	(1,333)	(0.02)	(666)	(0.01)	(3,749)	(0.06)	(1,964)	(0.03)

Non-GAAP Net-Income	$27,832	$0.44	$17,452	$0.28	$72,478	$1.15	$52,064	$0.83

Adjusted EPS for the three months ended September 30, 2011 was $0.44 as compared to $0.28 in the same period of 2010, and adjusted EPS for the nine months ended September 30, 2011 was $1.15 as compared to $0.83 in the same period of 2010. Increased gross profit earned from the expansion of the Company's PBM business, as well as increased business due to the MedfusionRx acquisition, helped improve the Company's adjusted EPS during 2011. This was partially offset by increased costs incurred to support the Company's increased business, as well as the increase in the number of diluted shares during 2011 as compared to 2010.

Liquidity and Capital Resources
The Company’s sources of liquidity have primarily been cash provided by operating activities, proceeds from its public offerings, stock option exercises, and proceeds from credit facilities. The Company’s principal uses of cash have been to fund working capital, finance capital expenditures, satisfy contractual obligations and to meet acquisition and investment needs. The Company anticipates that these uses will continue to be the principal demands on cash in the future.
At September 30, 2011 and December 31, 2010, the Company had cash and cash equivalents totalling $405.1 million and $321.3 million, respectively. As disclosed previously, subsequent to the end of the current reporting period, the Company completed its acquisitions of PTRX and SaveDirectRx. The Company disbursed approximately $77 million from cash on hand in order to complete these acquisitions. The Company believes that its cash on hand, together with cash generated from operating activities, will be sufficient to support planned operations for the foreseeable future. At September 30, 2011, cash and cash equivalents consist of cash on hand, deposits in banks, and bank term deposits with original maturities of 90 days or less. During the first quarter of 2010, the Company repositioned its funds previously placed in money market funds and moved the funds into cash on deposit accounts. The Company assessed that it would earn a greater return from cash on deposit accounts due to the historically low rates paid on the U.S. money market funds. Further, the Company reduced expenses by moving the funds to cash on deposit accounts as the fees charged for those accounts are lower than the U.S. money market fund accounts.
As of September 30, 2011, all of the Company’s cash and cash equivalents were exposed to market risks, primarily changes in U.S. interest rates. Declines in interest rates over time would reduce interest income related to these balances.
Consolidated Balance Sheets
Selected balance sheet highlights at September 30, 2011 are as follows:

•
Accounts receivable are made up of trade accounts receivable from both the PBM and HCIT segment customers. Accounts receivable increased $95.6 million to $217.8 million at September 30, 2011, from $122.2 million at December 31, 2010, driven by increases in revenue during 2011, largely attributable to the HealthSpring implementation, as well as new customer starts on January 1, 2011. The accounts receivable balance is impacted by changes in revenues, as well as the timing of collections, and is continually monitored by the Company to ensure timely collections and to assess the need for any changes to the allowance for doubtful accounts. The increase in accounts receivable corresponds to the increase in pharmacy benefit claims payable.

•
Rebates receivable of $32.4 million relate to billed and unbilled PBM receivables from pharmaceutical manufacturers and third party administrators in connection with the administration of the rebate program where the Company is the principal contracting party. The receivable and related payables are based on estimates, which are subject to final settlement. Rebates receivable decreased $1.8 million from $34.2 million at December 31, 2010. Although PBM revenue increased by 161.7% during the nine months ended September 30, 2011 as compared to the same period in 2010, the Company does not process rebates for all customers, and accordingly the rebate receivable balance does not always fluctuate proportionately with changes in revenues and prescription claim volumes.

•
The accounts payable balance of $15.1 million represents amounts owed to the Company's suppliers for prescription drugs at the Mail Service and Specialty Service pharmacies, as well as amounts due to vendors for general operating expenses. As of September 30, 2011, the accounts payable balance has decreased $15.8 million from the balance at December 31, 2010, due to the timing of payments made for purchases from the Company's suppliers for prescription drugs.

•
Pharmacy benefit management rebates payable represents amounts owed to customers for rebates from pharmaceutical manufacturers and third party administrators where the Company administers the rebate program on the customer’s behalf, and the Company is the principal contracting party. The payables are based on estimates, which are subject to final settlement. Pharmacy benefit management rebates payable decreased $2.5 million to $58.9 million from $61.4 million at December 31, 2010, due to the timing of when rebates were paid in 2011 versus 2010, offset by increases in rebate rates and volume. Similar to the change in rebates receivables, the Company does not process rebates for all customers, and accordingly the rebates payable balance does not always fluctuate proportionately with changes in prescription claims processed.

•
Pharmacy benefit claims payable predominantly relates to amounts owed to retail pharmacies for prescription drug costs and dispensing fees in connection with prescriptions dispensed by the retail pharmacies to the members of the Company’s customers when the Company is the principal contracting party with the pharmacy. Pharmacy benefit claims payable increased $105.6 million to $190.2 million, from $84.6 million at December 31, 2010, due to increased prescription claim transactions driven by new customer contracts implemented in 2011, as well as the timing of payments to the retail pharmacies.

Cash flows from operating activities

For the nine months ended September 30, 2011, the Company generated $84.7 million of cash through its operations, an increase of $21.8 million as compared to the amount of cash provided from operations for the same period in 2010. Cash from operating activities has increased during the nine months ended September 30, 2011 as compared to the same period in 2010 mainly due to an increase in net income of $17.0 million to $65.1 million. This increase is attributed to the increased transaction volume, and associated increase in gross profit, in the PBM segment propelled by new customer starts during 2011 as well as the additional business generated as a result of the Company's recent acquisitions. Additionally, cash from operations increased due to an increase in pharmacy benefit claims payable of $105.6 million as a result of the increased volume of pharmacy transactions during 2011 and the timing of when payments are made for these transactions. These increases in cash from operations were offset by an increase in accounts receivable of $93.8 million due to the increase in pharmacy transactions in the PBM segment resulting from new customer starts during 2011 and the timing of when the Company received payments on its accounts receivable balances.
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
For the nine months ended September 30, 2010, the Company generated $62.9 million of cash through its operations, which consisted primarily of net income of $48.1 million plus the impact of non-cash expenses related to stock-based compensation, depreciation, and amortization. Additionally, cash from operations was generated by an increase in rebates payable of $17.2 million and an increase in pharmacy benefit claims payable of $19.2 million. These were partially offset by an increase in rebates receivable of $20.5 million, an increase of accounts receivable of $13.2 million, a reduction in accrued liabilities of $6.7 million and a decrease due to the $6.1 million tax benefit from option exercises.

Cash flows from investing activities

For the nine months ended September 30, 2011, the Company used $15.5 million of cash from investing activities. This included $12.4 million used for acquisitions during the year. Additionally, the Company utilized $3.1 million for purchases of property and equipment to support growth in the PBM segment. As the Company grows, it continues to purchase capital assets to support increases in network capacity and personnel. The Company monitors and budgets these costs to ensure that the expenditures aid in its strategic growth plan.

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

Cash flows from financing activities

For the nine months ended September 30, 2011, the Company generated $14.6 million of cash from financing activities, which consisted of proceeds from the exercise of stock options of $5.3 million and a $9.3 million tax benefit from stock-based compensation plans. This was an increase of $3.5 million over cash provided by financing operations for the nine months ended September 30, 2010. The increase in the Company's stock price, and increase in options exercised as a result of the increased stock price, were the main drivers of the change in cash provided by financing operations.

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

Contingencies

For information on legal proceedings and contingencies, see Note 12 — Commitments and Contingencies in the notes to the unaudited consolidated financial statements.

Contractual Obligations
For the nine months ended September 30, 2011, there have been no significant changes to the Company’s contractual obligations as disclosed in its 2010 Annual Report on Form 10-K.
Outstanding Securities
As of October 31, 2011, the Company had 62,343,552 common shares outstanding, 1,288,560 options outstanding and 618,984 restricted stock units outstanding. The options are exercisable on a one-for-one basis into common shares. The outstanding RSUs are subject to time-based and performance-based vesting restrictions. The number of outstanding RSUs as of October 31, 2011 assumes the maximum associated performance targets will be met for the performance-based RSUs. Upon vesting, the restricted stock units convert into common shares on a one-for-one basis.

Critical Accounting Policies and Estimates

See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates in the 2010 Annual Report on Form 10-K for a discussion of the Company’s critical accounting policies and estimates.

Recent Accounting Standards

See Note 3 — Recent Accounting Pronouncements in the notes to the unaudited interim consolidated financial statements for information on recent updates to accounting guidance that the Company has assessed for any impact to the Company's financial statements.

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

There has been no material change in the Company’s exposure to market risk during the nine months ended September 30, 2011.

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

ITEM 1A.	Risk Factors
In the nine months ended September 30, 2011, there have been no material changes from the risk factors previously disclosed in Item 1A of our 2010 Annual Report on Form 10-K and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, (v) the Consolidated Statements of Shareholder's Equity for the nine months ended September 30, 2011 and 2010, and (vi) the notes to the Consolidated Financial Statements.
Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SXC Health Solutions Corp.
November 4, 2011	By:	/s/ Jeff Park
Jeffrey Park
Chief Financial Officer (on behalf of the registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document	Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, (v) the Consolidated Statements of Shareholder's Equity for the nine months ended September 30, 2011 and 2010, and (vi) the notes to the Consolidated Financial Statements.
Filed herewith