Form 10-K
period 2011-12-31
SXC Health Solutions Corp.
filed 2012-02-24
CIK 1363851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
(Address of principal executive offices, zip code)
Registrant’s phone number, including area code: (800) 282-3232
Securities registered pursuant to 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
Common Stock, no par value	NASDAQ Stock Market Toronto Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No   ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2011 was $3,668,451,409 based on the closing price of $58.92 as reported on the NASDAQ Stock Market. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates.
As of January 31, 2012, there were 62,384,161 shares outstanding of the Registrant’s no par value common stock.
DOCUMENTS INCORPORATED BY REFERENCE
 As permitted by General Instruction G of Form 10-K, the information required by Part III of this Form 10-K is incorporated by reference, and will be included either in a definitive proxy statement or an amendment to this Form 10-K, which must be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Special Note Regarding Forward-Looking Statements
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
 The following description of the business should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2011. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. References in this Annual Report on Form 10-K to “we,” “our,” “us,” "SXC" or the “Company” refer to SXC Health Solutions Corp. and its directly and indirectly owned subsidiaries as a combined entity.

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
The Company’s PBM services, which are marketed under the informedRx brand, include electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail pharmacy claims management, specialty pharmacy claims management, Medicare Part D services, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, data access, and reporting and information analysis. The Company's PBM services include owning and operating a network of mail and specialty pharmacies. In addition, the Company is a national provider of drug benefits to its customers under the federal government’s Medicare Part D program.
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
The Company conducts business in both the United States and Canada. For the years ended December 31, 2011, 2010 and 2009, the Company recognized revenue of $5.0 billion, $1.9 billion, and $1.4 billion, respectively, from the United States, and $7.5 million, $4.1 million and $2.8 million, respectively, from Canada.
The Company completed its acquisition of MedfusionRx, LLC (“MedfusionRx"), a leading independent specialty pharmacy provider, on December 28, 2010. The purchase price for MedfusionRx was $101.5 million in cash with an additional $5.5 million potential earn-out payment subject to the achievement of certain performance targets in the 2012 fiscal year. The acquisition has helped expand the Company's specialty pharmacy business and enhance its capabilities in this rapidly growing sector of the PBM industry.
On October 3, 2011, the Company completed the acquisition of PTRX, Inc. (“PTRX”), a full-service PBM, and its exclusive mail-order pharmacy provider, SaveDirectRx, Inc. (“SaveDirectRx”), both based in San Antonio, Texas. The aggregate purchase price was $77.2 million in cash, subject to certain customary post-closing adjustments, with an opportunity for the former owners of SaveDirectRx to earn an additional $4.5 million, subject to the achievement of certain performance targets through 2012. The acquisitions of PTRX and SaveDirectRx continue upon the Company's strategy to acquire assets that currently utilize the Company's technology platform in order to ease the integration into the Company's business.
In January 2012, the Company completed its acquisition of HealthTran LLC (“HealthTran”), a middle market PBM based in Denver, Colorado, in exchange for $250 million in cash, subject to certain customary post-closing adjustments. HealthTran was an existing HCIT customer of the Company and utilizes an SXC platform for its claims adjudication services.
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
Products, Solutions and Services
The Company’s solutions address the challenges faced by payors in the pharmaceutical supply chain. The Company provides comprehensive PBM systems and services, pharmacy dispensing operations and related prescription management services focused on reducing overhead pharmacy costs and providing members with excellent care. The Company believes it is unique in that it can deploy its solutions as:

•	PBM solutions — pharmacy network management, clinical and member programs to manage drug costs using the Company’s own system software and services;

•	Web-enabled technology — the Company provides on-line transaction processing and clinical solutions through web-enabled, real-time technology: and

•	Software solutions — licensed software products can be sold in addition to systems implementation and consulting services and maintenance.
Payor Products and Services Offered by the Company
PBM Services
The Company’s informedRx offering is a broad suite of customizable PBM services that provide a flexible and cost-effective alternative to traditional PBM offerings typically employed by health plans, government agencies and employers. The Company provides a broad range of pharmacy spend management solutions and information technology capabilities to managed care organizations, self-insured employer groups, unions, third party health care plan administrators, and state and federal government entities. The Company’s customers have gained increased control of their pharmacy benefit dollars and maximized cost control and quality of care through a full range of pharmacy spend management services, including:
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
Pharmacy Network Management — A wide range of retail network options, including supporting existing networks or assisting customers in developing proprietary networks that meet specific geographic access requirements, desired price discounts, or other service requirements. A proprietary national retail network, which consists of pharmacies in all 50 states and in Puerto Rico, Guam and the Virgin Islands, provides excellent access to the Company’s customers. A proprietary preferred retail network combined with targeted member communications offers deeper discounts for payors to achieve increased savings on retail prescriptions.
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
Mail and Specialty Pharmacy Services — The Company offers mail and specialty services to its PBM members, as well as other members of its pharmacy network. Mail service gives members flexibility, privacy, and easy access to their maintenance medications while offering significant plan savings to the customer. To provide a higher standard of service and to assert greater control over outcomes for clients, the Company offers full-service, state of the art mail service pharmacies that provide high quality service, member support and convenient, easy-to-use mail service delivery throughout the U.S. Projected savings for mail service are dependent on plan design features, including co-payments and incentives, and utilization patterns.
Specialty service offers customers the ability to control spending on specialty medications and ensure patients receive the necessary, personalized support for complex medications, in one of the fastest growing sectors of pharmaceutical spending. The Company’s specialty therapy medication management program uses a highly-trained and specialized clinical staff organized in disease pods, a patient-centric approach and evidence based clinical treatment protocols. The patient care team communicates with the patient, patient’s physician, and other caregivers as needed to obtain a complete medical and pharmacy history and then craft an individualized treatment plan including patient education, counseling and expected therapy outcomes. Plan savings are achieved as the cost for specialty medication using this program is generally lower than retail pricing.
Web Services - A suite of web-based services that enables customers to interact with the claims processing system using a standardized protocol in a secure environment. This method of access provides the Company's clients with the freedom to build products, tools, and reports that utilize data throughout their enterprises. Once the raw data is in house, it can be used by the customer as appropriate, thus providing far greater flexibility and return on investment.
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
HCIT products and services serve a diversified group of payor customers that include health plans, federal, state and provincial government programs, pharmacy benefit managers, workers' compensation programs, and long-term and/or chronic care facility operators. In addition, SXC's robust and flexible technology serves as the engine for the Company's full service PBM solutions.
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

•
RxBUILDERTM is a web-based interface for formulary creation and maintenance utilizing a Medi-Span® based product file. This rules-based approach minimizes the work of list building and maintenance operations and captures efficiencies in sharing formulary information between lines of business.

•
RxPORTALTM allows customers to interact with the patient's formulary and drug history in a secure environment allowing patients and health plans to access industry leading tools and up to date information.

•
RxAUTHTM is a prior authorization (“PA”) management solution which offers flexibility and efficiency in automating the PA process from end-to-end. Built upon the powerful PA capabilities housed in RxCLAIM®, RxAUTHTM supports the entire PA lifecycle, from receipt of the request, through rules adjudication, to execution of the resulting decision. RxAUTHTM is also available in a web based application.

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

•
Enhanced Coordination of Benefits integrates external data sources with unique algorithms and eligibility data to identify beneficiaries with other coverage. This enables accurate identification of third party liability in real-time prior to the claim being paid.

Medicare Part D
Since the inception of the Medicare Part D program, the Company has offered a comprehensive array of services to the Medicare marketplace, all compliant with Centers for Medicare and Medicaid Services (“CMS”) regulations and configured to meet the challenges of a rapidly changing and growing pharmaceutical landscape.
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
The Industry
The Company believes the key market factors that influence spending on information technology solutions and services by participants in the pharmaceutical supply chain are the amount spent on prescription drugs and the associated volume of prescription drugs dispensed and insurance claims processed each year. According to IMS Health (“IMS”), approximately 4.0 billion pharmacy prescriptions were written and filled in the United States during 2010 — representing a retail value in excess of $307 billion. Based on the factors described below, the Company expects drug utilization rates to continue to rise in the future. The Company estimates that the current market opportunity for its information technology and services in its industry is significant, and is growing at a rate in excess of the drug utilization rate alone due to the following factors:
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
Rising drug prices.  According to IMS, the U.S. pharmaceutical market is expected to grow at a 3% to 6% annual compound rate. Retail prescription prices have increased on average 3.6% annually between 2000 and 2009, according to Kaiser, a rate which is higher than the average inflation rate during that same period of 2.5%. Industry solutions to counter rising drug prices include tools to identify clinically appropriate cost-savings opportunities, supporting clinical programs that help promote generic and clinically equivalent, lower-cost preferred drug products, utilization management programs, such as PA and step-therapy, to help ensure that patients who can benefit from therapies are identified and that cost-effective treatment is encouraged, and tools to identify clinically appropriate, cost-saving opportunities.
Health information technology stimulus.  During 2009, the U.S. government enacted an approximately $20 billion stimulus package to spur the usage of electronic health records in the U.S. The package provides incentive payments to providers or hospitals to become meaningful users of electronic health records. The goal is to create a national infrastructure of health information technology to help improve health care quality, reduce health care costs, and add security to patient health records. The Company believes this program will fundamentally change the methods and manner in which health information records are shared, stored, and utilized.
Health care reform.  The health care reform statute enacted in 2010 could provide drug coverage for an estimated 32 million people in the form of expanded Medicaid coverage. The Company is active in this market and believes that expanded coverage will create growth opportunities. In addition, the reform bill provides a pathway for follow-on biologic development, giving more cost effective generic options to clients and opportunity for margin expansion for the Company.
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
Growth in Specialty Drug Class.  During 2010, specialty drug spend continued to grow at a double digit pace, increasing 90% from 2005 according to Health Industries Research Companies, Inc. ("HIRC"). Specialty drug spend represented 25% of prescription drug spend in 2010. The Company projects that specialty spend will represent 43% of prescription drug spend by 2020. There is a move to shift coverage of these drugs from the medical benefit to the pharmacy benefit. The Company believes this movement presents opportunities for its specialty pharmacy program.
Generic Pipeline.  According to IMS, products representing approximately $28 billion in annual sales in the U.S. are expected to come off patent and face the prospect of generic competition in 2012. Also according to IMS, over the next five years, $64 billion in branded drugs will come off patent in the U.S., fueling growth in the availability of generic equivalents. The Company believes that this presents an opportunity for client cost savings and Company margin expansion.
Competition
The Company competes with numerous companies that provide the same or similar services. Its competitors range from large publicly traded companies to several small and privately owned companies which compete for a significant part of the market. The principal competitive factors are quality of service, scope of available services, and price. The ability to be competitive is influenced by the Company's ability to negotiate prices with pharmacies, drug manufacturers, and third party rebate administrators. Market share for PBM services in the United States is highly concentrated, with a few national firms, such as Medco Health Solutions, Inc., Express Scripts, Inc. and CVS Caremark Corporation, controlling a significant share of prescription volume. Moreover, the recent merger activity between Express Scripts, Inc. and Medco Health Solutions, Inc. signals further consolidation of these large firms. Some of the Company's competitors have been in existence for longer periods of time and are better established. Some of them also have broader public recognition and substantially greater financial and marketing resources. In addition, some of the Company's customers and potential customers may find it desirable to perform for themselves those services now being rendered by the Company.
The Company's ability to attract and retain customers is substantially dependent on its capability to provide competitive pricing, efficient and accurate claims management, utilization review services and related reporting, and consulting services.
The payor and pharmaceutical supply chain markets require solutions which address the unique needs of each constituent. The Company's customers require robust and scalable technology solutions, as well as the ability to ensure cost efficiency for themselves and their customers. The Company's product offerings include a wide range of PBM services and software products for managing prescription drug programs and for drug prescribing and dispensing. The Company's payor suite of products includes a wide range of pharmacy benefits management and claims adjudication systems.

Competitive Strengths
The Company believes that the following competitive strengths are the keys to its success:
Flexible, customized and independent services:  The Company believes a key differentiator between itself and its competitors is not only the Company's ability to provide innovative PBM services, but also to deliver these services on an à la carte basis. The SXC suite offers the flexibility of broad product choice along the entire PBM continuum, enabling enhanced customer control, solutions tailored to the Company's customers’ specific requirements, and flexible pricing. The market for the Company's products is divided between large customers that have the sophisticated technology infrastructure and staff required to operate a 24-hour data center and other customers that are not able or willing to operate these sophisticated systems.
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
Leading technology and platform:  The Company’s technology is robust, scalable, and web-enabled. The Company’s payor offerings efficiently supported over 558 million transactions in 2011. The platform is able to instantly cross-check multiple processes, such as reviewing claim eligibility, adverse drug reaction and properly calculating member, pharmacy and payor payments. The Company’s technology is built on flexible, database-driven rule sets and broad functionality applicable for most any type of business. The Company believes it has one of the most comprehensive claims processing platforms in the market.
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
Business Strategy
The Company seeks to enhance its position as a leading provider of technology-enabled PBM services to the pharmaceutical supply chain in North America. The Company’s primary strategies are:

•
Expand the breadth of the Company’s PBM services for health plans, self-insured employers and government agencies that sponsor pharmacy benefit plans:  Within the Company’s informedRx suite of products, several key initiatives are underway which the Company believes will help it to expand its revenue per claim and make the Company more competitive in the broader market. The Company combines its claims processing capabilities with a full suite of PBM services to offer competitively priced pharmacy networks, specialty drug and mail order programs, manufacturer rebate contracts and clinical programs to enable the Company’s customers to have more control over their drug spending. With the Company’s diversified product portfolio and the market demand for greater transparency in pricing of prescription drugs, the Company believes it is in an attractive market environment for informedRx to prosper.

•
Provide additional PBM services to the Company’s existing payor customer base:  Based on the success the Company has had to date with informedRx, the Company intends to sell additional services to the Company’s existing customers through its informedRx suite of products which include the Company’s mail and specialty pharmacy services, as well as the Company’s competitive pharmacy network and clinical offerings. The Company may also make capital investments in technology to further improve the quality of its products. By providing a broader range of services, the Company believes that it can increase its customer base and the breadth of products utilized by each customer, thereby increasing the Company’s revenue base.

•
Target HCIT clients for pull-through sales opportunities: The Company has been successful in working with current HCIT clients to provide PBM services, such as the retail pharmacy network and formulary administration. The Company will continue to pursue pull-throughs as part of its growth strategy.

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

•
Pursue strategic acquisition opportunities:  The Company actively evaluates opportunities to expand its product offerings and customer base through strategic acquisitions, such as the recent acquisitions of MedfusionRx, PTRX, SaveDirectRx and HealthTran. The Company’s acquisition strategy focuses on identifying acquisitions that expand its core footprint in the PBM market, add new products and services in potential high growth areas and provide additional scale in areas such as specialty pharmacy management, oncology or public sector pharmacy (including state Medicaid). The Company believes that its management team’s proven ability to successfully identify acquisition opportunities that are complementary and synergistic to its business and to integrate them into its existing operations with minimal disruption has played, and will continue to play, an important role in the expansion of its business.

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

GOVERNMENT REGULATION
Various aspects of the Company's business are governed by federal and state laws and regulations. Because sanctions may be imposed for violations of these laws, compliance is a significant operational requirement. The Company believes it is in substantial compliance with all existing legal requirements material to the operation of its business. There are, however, significant uncertainties involving the application of many of these legal requirements to its business. In addition, at any given time, there are numerous proposed health care laws and regulations at the federal and state levels, many of which could adversely affect the Company's business, results of operations, and financial condition. The Company is unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to its business or the health care industry in general, or what effect any such legislation or regulations might have on the Company. The Company also cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws or regulations that could have a material adverse effect on its business or financial performance.
Some of the state laws described below may be preempted in whole or in part by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), which provides for comprehensive federal regulation of employee benefit plans. However, the scope of ERISA preemption is uncertain given the extensive and sometimes conflicting court rulings addressing the topic. The Company also provides services to certain clients, such as governmental entities, that are not subject to ERISA.
Federal Laws and Regulations Affecting the PBM Industry
The following descriptions identify various federal laws and regulations that affect or may affect aspects of the Company's PBM business:
Legislation and Litigation Affecting Drug Prices.
Average wholesale price (“AWP”) is a standard pricing metric published by third party data sources and currently used throughout the pharmacy benefits industry as the basis for determining drug pricing under contracts with clients, pharmacies, and pharmaceutical manufacturers. The calculation and reporting of AWP have been the subject of investigations by federal and state governments and litigation brought against pharmaceutical manufacturers, as well as data services that report AWP. The Company is not responsible for calculations, reports or payments of AWP; however, such investigations or lawsuits could impact the Company's business because many of its customer contracts, pharmaceutical purchase agreements, retail network contracts and other agreements use AWP as a pricing benchmark. In March 2009, a federal district court gave final approval to settlement of class action lawsuits brought against First DataBank (“FDB”) and Medi-Span, two primary sources of AWP reporting. Under the terms of the settlement, FDB and Medi-Span agreed, among other things, to reduce the reported AWP of certain prescription drugs by four percent effective September 26, 2009. FDB and Medi-Span also announced that they would discontinue publishing AWP within two years of the settlement. On September 3, 2009, a federal appeals court rejected challenges to the settlements, clearing the way for the AWP reductions to take effect.
In response to this action, the Company, as authorized in most of the Company's standard customer contracts, adopted a revised pricing benchmark to assure cost neutrality for the Company, its customers, and pharmacies as to what they paid or received, as applicable, for prescription drug products using the AWP pricing benchmark before September 26, 2009 and what they would pay or receive on or after September 26, 2009. While that transition has been accomplished to date with no material adverse effect on the Company, there can be no assurances that customers and pharmacies in reviewing the results of the transition may not challenge the way in which the transition occurred and/or whether it preserved cost neutrality as intended, or that the results of such challenges will not have a material adverse effect on the Company's financial performance, results of operations and financial condition in future periods. These changes, as well as any changes proposed by the federal government and the states regarding the reimbursement for drugs by Medicaid and Medicare, could impact the Company's pricing to customers and other payors and could impact its ability to negotiate discounts with manufacturers, wholesalers, or retail pharmacies.
Legislation and Regulation of Medicare Advantage and Medicare Part D.
The Medicare voluntary outpatient prescription drug benefit (“Part D”) established under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) became effective on January 1, 2006. The MMA also created new guidelines for Medicare HMOs, termed Medicare Advantage Plans (“MA-PDs”), which offer both an outpatient prescription drug benefit and health care coverage.
Medicare beneficiaries who elect Medicare Part D coverage pay a monthly premium for the covered outpatient drug benefit. Assistance with premiums and cost sharing for outpatient drugs are provided to eligible low-income beneficiaries. The voluntary outpatient prescription drug benefit requires coverage of essentially the same pharmaceuticals that are approved for the Medicaid program, although selection may be restricted through a formulary. Beneficiaries can enroll in the outpatient prescription drug benefit through standalone Prescription Drug Plans

(“PDPs”), available in 34 regions across the United States, or through MA-PDs that offer integrated drug coverage with other health care coverage in 26 regions across the United States.
As a PDP sponsor and in its capacity as a subcontractor with certain Part D Plan clients, the Company is subject to certain federal rules, regulations, and sub-regulatory guidance pertaining to the operation of Medicare Part D. If CMS determines that the Company has not performed satisfactorily as a subcontractor, CMS may request the Company's PDP or Medicare Advantage Plan client to revoke its Medicare Part D activities or responsibilities. While the Company believes that it provides an appropriate level of service under its respective contract and subcontracts, it can give no assurances that CMS or a Medicare Part D Plan will not terminate its business relationships insofar as they pertain to Medicare Part D.
PDPs and MA-PDs are subject to provisions of the MMA intended to deter “fraud, waste and abuse” and are strictly monitored by CMS and its Medicare Drug Integrity Contractors (“MEDICs”) to ensure that Part D program funds are not spent inappropriately. In April 2006, CMS issued a chapter 9 to the Medicare Prescription Drug Benefit Manual interpreting the fraud, waste and abuse provisions of Part D, referred to as the “FWA Guidance.” Among other things, the FWA Guidance cites the following examples of potential PBM fraud, waste and abuse risks in connection with Part D: prescription drug switching, unlawful remuneration, inappropriate formulary decisions, prescription drug splitting or shorting, and failure to offer negotiated prices. CMS has offered additional sub-regulatory guidance regarding some of these risk areas, particularly with respect to the Part D formulary decision making process which is highly regulated by CMS. No assurance can be given that the Company will not be subject to scrutiny or challenge under one or more of the underlying laws by the government enforcers or private litigants.
Also in 2006, CMS issued guidance to PDPs and MA-PDs requiring that such plans report 100% of all price concessions received for PBM services. This CMS guidance suggests that best practices would require PDPs and MA-PDs to contractually require the right to audit their PBMs, as well as require 100% transparency as to manufacturer rebates paid for drugs provided under the sponsor's plan, including the portion of such rebates retained by the PBM as part of the price concession for the PBM's services. In 2009, CMS codified this guidance in regulations, effective January 1, 2010, that require Part D drug plan sponsors to use the amount paid to a pharmacy as the basis for determining cost sharing for beneficiaries and for reporting a plan's drug costs to CMS. To date, such disclosures have not had a material adverse effect on the Company's business, results of operations, financial condition, or cash flows; nor does the Company anticipate such disclosures to have such an effect in the future.
The Patient Protection and Affordable Care Act (Public Law 111-148) (“PPACA”), as amended by the Health Care and Education Reconciliation Act of 2010 (Public Law 111-152) (collectively, the “Health Care Reform Laws”) made changes to MA-PDs that are likely to result in significant reductions in government payments to the plans and reduced enrollment numbers. Those individuals leaving an MA-PD are expected to transition into the traditional Medicare program, making the net financial effect on the Company's activities uncertain. The Health Care Reform Laws also made changes to the Medicare Part D program that could have an impact on the Company's business. These new provisions include changes in the way drugs are paid for under the so called “coverage gap,” creation of protected classes of drugs that have an impact on formularies and allow the government more control over formularies, reductions in the subsidies provided to higher income individuals, and changes in dispensing requirements in long-term care facilities. Some of these changes may have a positive impact and others may have a negative impact on the Company's revenues and business model.
Federal Anti-Kickback/Fraud and Abuse Laws.
The federal Anti-Kickback Statute (“AKS”) is a criminal law that prohibits, among other things, an individual or entity from knowingly or willfully paying or receiving, subject to certain statutory exceptions and regulatory safe harbors, any remuneration, directly or indirectly, intended to induce: (1) a referral for the furnishing of any item or service for which payment may be made in whole or in part under a federal health care program, including Medicare, Medicaid and the Tricare Program, or (2) the purchase, lease, order or the arranging for or recommending of the purchase, lease, or order of items or services for which payment may be made in whole or in part under federal health care programs. Penalties for violating the AKS may include imprisonment, criminal and civil fines, and exclusion from participation in the federally-funded health care programs.
The AKS has been interpreted broadly by courts, the U.S. Department of Health & Human Services (“HHS”), Office of Inspector General (“OIG”), the agency charged with the enforcement of the AKS, and other administrative bodies. Because of the statute's broad scope and the limited statutory exceptions, the OIG has established certain regulatory safe harbors which, if fully met, should immune the parties from liability under the AKS. For example, safe harbors exist for certain properly disclosed and reported discounts received from vendors, certain investment interests, certain properly disclosed payments made by vendors to group purchasing organizations, certain personal services arrangements, and certain discount and payment arrangements between PBMs and HMO risk contractors serving Medicaid and Medicare members. A practice that does not fall within an exception or a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. Some, though not all, court opinions interpreting the AKS have focused primarily on the law's intent requirement and have held that an arrangement will violate the AKS if any one purpose of the arrangement is to induce referrals or purchases, even if the payments at issue are also intended for a legitimate purpose. Thus, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases of products or services that are reimbursed by federal health care programs. Among the practices that have been identified by the OIG as potentially improper under the statute are certain product conversion programs in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription, or recommending or requesting such a change, from one drug to another. The AKS has been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies as well as to PBMs in connection with such programs.
In April 2003, the OIG published “Final OIG Compliance Program Guidance for Pharmaceutical Manufacturers” (the “Compliance Guidance”). The Compliance Guidance, which is directed toward pharmaceutical manufacturers, provides the OIG's views on the fundamental elements of pharmaceutical manufacturer compliance programs. The Compliance Guidance also highlights several potentially risky arrangements for pharmaceutical manufacturers, including the provision of grants, “prebates” and “upfront payments” to PBMs to support disease management programs and therapeutic interchanges. In addition, the Compliance Guidance indicates that the provision of rebates or other payments to PBMs by pharmaceutical manufacturers may potentially trigger liability under the AKS if not properly structured and disclosed.
The Health Care Reform Laws made two important clarifications that significantly strengthen the government's ability to enforce the AKS. First, the Health Care Reform Laws clarified that a person need not have actual knowledge of or specific intent to violate the AKS. Second, the Health Care Reform Laws made clear that a claim resulting from an AKS violation constitutes a false claim under the federal False Claims Act (“FCA”). The provision codifies what some federal district courts had already held and significantly heightens the civil penalties the Company could face for any alleged AKS violation.
Additionally, it is a crime under the Public Contract Anti-Kickback Act, for any person to knowingly and willfully offer or provide any remuneration to a prime contractor to the United States, including a contractor servicing federally funded health programs, in order to obtain favorable treatment in a subcontract. Violators of this law also may be subject to civil monetary penalties.
The Company believes that it is in substantial compliance with the legal requirements imposed by such anti-kickback laws and regulations. However, there can be no assurance that the Company will not be subject to scrutiny or challenge under such laws or regulations. Any such challenge could have a material adverse effect on its business, results of operations, financial condition or cash flows.
Federal Statutes Prohibiting False Claims.
The FCA imposes liability for knowingly making or causing to be made false claims to the government, including federal health care programs such as Medicare and Medicaid. For example, potential false claims include claims for services not rendered, or claims that misrepresent actual services rendered in order to obtain higher reimbursement. Private individuals may bring qui tam or whistleblower lawsuits against providers under the FCA, which authorizes the payment of a portion of any recovery to the individual bringing suit. Such actions are initially required to be filed under seal pending their review by the Department of Justice. Federal district courts have interpreted the FCA as applying to claims for reimbursement that violate the AKS or federal physician self-referral law (commonly referred to as the “Stark Law”) under certain circumstances. The Health Care Reform Laws expanded false claims liability by clarifying that an AKS violation can be a predicate for a false claim under the FCA and by adding a provision that imposes FCA liability on an individual or entity that fails to make a timely return of any overpayments received from Medicare or Medicaid. The FCA generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed to be a separate violation of the FCA. Criminal provisions that are similar to the FCA provide that a corporation may be fined if it is convicted of presenting to any federal agency a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency.
In 2010, the Company directly contracted with the federal government to provide services to beneficiaries of federally funded health care programs. Therefore, the Company directly submitted claims to the federal government. In addition, the Company does contract with and provide services to entities or organizations that are federal government contractors, such as Medicare Part D PDPs. There can be no assurance that the government would not potentially view one or more of the Company's actions in providing services to federal government contractors as causing or assisting in the presentment of a false claim particularly in light of the April 2009 amendments to the FCA under the Fraud Enforcement Recovery Act of 2009 (“FERA”). At that time, FERA expanded the scope of FCA liability to include reverse false claims, which apply to anyone who knowingly conceals, or knowingly and improperly avoids or decreases an obligation to pay or transmit money or property to the government. The Company does not believe it is in violation of the FCA and has a corporate compliance and ethics program, policies and procedures and internal controls in place to help maintain an organizational culture of honesty and integrity.
ERISA Regulation.
ERISA regulates certain aspects of employee pension and health benefit plans, including self-funded corporate health plans. The Company has agreements with self-funded corporate health plans to provide PBM services, and therefore, it is a service provider to ERISA plans. ERISA imposes duties on any person or entity that is a fiduciary with respect to the ERISA plan. The Company administers pharmacy benefits for ERISA plans in accordance with plan design choices made by the ERISA plan sponsors. The Company does not believe that the general conduct of its business subjects it to the fiduciary obligations set forth by ERISA, except to the extent it has specifically contracted with an ERISA plan sponsor to accept fiduciary responsibility for the limited purpose of addressing benefit claims and appeals. However, there can be no assurance that the U.S. Department of Labor (“DOL”), which is the agency that enforces ERISA, or a private litigant would not assert that the fiduciary obligations imposed by ERISA apply to certain aspects of the Company's operations.
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
ERISA also imposes civil and criminal liability on service providers to health plans and certain other persons if certain forms of illegal remuneration are made or received. These provisions of ERISA are similar, but not identical, to the federal healthcare Anti-Kickback Statute discussed above. In particular, ERISA does not provide the statutory and regulatory safe harbor exceptions incorporated into the federal healthcare Anti-Kickback Statute. Like the health care anti-kickback laws, the corresponding provisions of ERISA are written broadly and their application to particular cases is often uncertain. The Company has implemented policies regarding, among other things, disclosure to health plan sponsors with respect to any commissions paid by or to it that might fall within the scope of such provisions and accordingly believe it is in substantial compliance with any applicable provisions of ERISA. However, the Company can provide no assurance that its policies in this regard would be found by the DOL and potential private litigants to meet the requirements of ERISA.
In addition, the DOL has recently issued several regulations that impose new fee disclosure rules on certain ERISA plans and their service providers. Those regulations do not currently apply to self-funded corporate health plans and their service providers, but the DOL has held hearings to discuss extending them in the future. As a result, the Company is not yet able to assess the effect the regulations may have on our business.
FDA Regulation.
The U.S. Food and Drug Administration (“FDA”) generally has authority to regulate drug promotional materials that are disseminated by or on behalf of a drug manufacturer. The FDA also may inspect facilities in connection with procedures implemented to effect recalls of prescription drugs.
In addition, the FDA has authority to require the submission and implementation of a risk evaluation and mitigation strategy (“REMS”) if the FDA determines that that a REMS is necessary for the safe and effective marketing of a drug. To the extent we dispense products subject to REMS requirements or provide REMS services to a pharmaceutical manufacturer, we are subject to audit by the pharmaceutical manufacturer.
Antitrust Regulation.
Various federal and state antitrust laws regulate trade and commerce with the objective of protecting the competitive process. Thus, Section One of the Sherman Act prohibits agreements that unreasonably restrain competition; Section Two of the Sherman Act prohibits monopolization and attempts to monopolize; Section Seven of the Clayton Act prohibits mergers and acquisitions which may substantially lessen competition; and the Robinson-Patman Act prohibits discriminating in price among different customers in certain circumstances. The interpretation of these broadly-worded statutes is left for the courts, and there is often uncertainty concerning the application of the antitrust laws to specific business practices. Successful plaintiffs in federal antitrust actions are always entitled to recover treble damages, as well as their attorneys' fees. (In addition, virtually all states have antitrust statutes analogous to the Sherman Act, often including automatic treble damages and attorneys' fees.)
Numerous retail pharmacies in the U.S. have filed lawsuits against pharmaceutical manufacturers, drug wholesalers, and PBMs challenging certain branded drug pricing practices under federal and state antitrust laws. The complaints alleged, in part, that the manufacturers gave, and the PBMs accepted, rebates and discounts on purchases of brand name prescription drugs, in violation of the Robinson-Patman Act, and that the manufacturers, drug wholesalers, and PBMs conspired in violation of the Sherman Act not to provide similar rebates and discounts to the plaintiff retail pharmacies. Although the Sherman Act allegations have been resolved, often with substantial settlements, certain Robinson-Patman Act claims continue to be litigated. The plaintiffs seek unspecified monetary damages, including trebled damages, injunctive relief against the alleged price discrimination, and attorneys' fees.
The Company believes that it is in compliance with the legal requirements imposed by the antitrust laws. However, there can be no assurance that the Company will not be subject to scrutiny or challenge under such laws. Any such challenge could have a material adverse effect on the Company's business, results of operations, financial condition, or cash flows.
State Laws and Regulations Affecting the PBM Industry
The following descriptions identify various state laws and regulations that affect or may affect aspects of the Company's PBM business:
State Anti-Kickback/False Claims Laws.
Many states have laws and/or regulations similar to the AKS and the FCA described above, while several others are currently considering passing or strengthening false claims laws. Such state laws are not necessarily limited to services or items for which government-funded health care program payments may be made. Such state laws may be broad enough to include improper payments made in connection with services or items that are paid by commercial payors. Penalties for violating these state anti-kickback and false claims laws may include, but are not limited to, injunction, imprisonment, criminal and civil fines and exclusion from participation in the state Medicaid programs. Additionally, under the Deficit Reduction Act of 2005, discussed in greater detail below, states are incentivized to pass broad false claims legislation similar to the FCA, and there has been activity in several states during the past several years to do so.
The Company believes that it is in substantial compliance with the legal requirements imposed by such laws and regulations. However, there can be no assurance that the Company will not be subject to scrutiny or challenge under such laws or regulations. Any such challenge could have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.
State Consumer Protection Laws.
Most states have enacted consumer protection and deceptive trade practices laws that generally prohibit payments and other broad categories of conduct deemed harmful to consumers. These statutes may be enforced by states and/or private litigants. Such laws have been and continue to be the basis for investigations, prosecutions, and settlements of PBMs, initiated by state prosecutors as well as by private litigants.
 The Company believes that it is in substantial compliance with the legal requirements imposed by such laws and regulations. However, there can be no assurance that the Company will not be subject to scrutiny or challenge under one or more of these laws, or under similar consumer protection theories.
State Comprehensive PBM Regulation.
Legislation directly regulating PBM activities in a comprehensive manner has been introduced in a number of states. In addition, legislation has been proposed in some states seeking to impose fiduciary obligations or disclosure requirements on PBMs. The District of Columbia has enacted a statute imposing fiduciary and disclosure obligations on PBMs. Similarly, both North Dakota and South Dakota have relatively comprehensive PBM laws that, among other things, increase financial transparency and regulate therapeutic interchange programs. Each state that enacts such legislation requires the Company to adapt its operations in that state, which could materially adversely impact the Company.
Many states have licensure or registration laws governing certain types of ancillary health care organizations, including preferred provider organizations, third-party administrators (“TPAs”), companies that provide utilization review services, and companies that engage in the practices of a pharmacy. The scope of these laws differs significantly from state to state, and the application of such laws to the activities of PBMs often is unclear.
In addition, certain quasi-regulatory organizations, including the National Association of Boards of Pharmacy and the National Association of Insurance Commissioners (“NAIC”) have issued model regulations or may propose future regulations concerning PBMs and/or PBM activities, and the National Committee for Quality Assurance (“NCQA”), the Utilization Review Accreditation Commission (“URAC”), or other credentialing organizations may provide voluntary standards regarding PBM activities. In 2007, for example, URAC finalized PBM accreditation standards for PBMs serving the commercially insured market. While the actions of these quasi-regulatory organizations do not have the force of law, they may influence states to adopt their requirements or recommendations as well as influence customer requirements for PBM services. Moreover, any standards established by these organizations could also impact the Company's health plan customers and/or the services it provides to them.
The Company believes that it is in substantial compliance with all such laws and requirements where required, and will continue to monitor legislative and regulatory developments. Since 2009, the Company has been awarded full PBM accreditation from URAC. There can be no assurance, however, regarding the future interpretation of these laws and their applicability to the activities of the Company's PBM business. Future legislation or regulation, or interpretations by regulatory and quasi-regulatory authorities of existing laws and regulations, could materially affect the cost and nature of the Company's business as currently conducted.
Network Access Legislation.
A majority of states now have some form of legislation affecting the Company's ability to limit access to a pharmacy provider network (“any willing provider” legislation), or removal of a network provider, (“due process” legislation). Such legislation may require the Company or its clients to admit any retail pharmacy willing to meet the plan's price and other terms for network participation, or may provide that a provider may not be removed from a network except in compliance with certain procedures. Similarly, there are any willing pharmacy provisions applicable to Medicare Part D plans. These statutes have not materially affected the Company's business.
State Legislation Affecting Plan or Benefit Design.
Some states have enacted legislation that prohibits certain types of managed care plan sponsors from implementing certain restrictive design features, and many states have legislation regulating various aspects of managed care plans, including provisions relating to the pharmacy benefits. For example, some states, under so-called freedom of choice legislation, provide that members of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers. Other states have enacted legislation purporting to prohibit health plans from offering members financial incentives for use of mail service pharmacies. Legislation has been introduced in some states to prohibit or restrict therapeutic intervention, to require coverage of all FDA-approved drugs or to require coverage for off-label uses of drugs where those uses are recognized in peer-reviewed medical journals or reference compendia. Other states mandate coverage of certain benefits or conditions and require health plan coverage of specific drugs, if deemed medically necessary by the prescribing physician. Such legislation does not generally apply to the Company directly, but may apply to certain of its clients, such as HMOs and health insurers. If legislation were to become widely adopted, it could have the effect of limiting the economic benefits achievable through PBMs. This development could have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.
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
State Discount Drug Card Regulation.
Numerous states have laws and/or regulations regulating the selling, marketing, promoting, advertising or distributing of commercial discount drug cards for cash purchases. Such laws and regulations provide, generally, that any person may bring an action for damages or seek an injunction for violations. The Company administers a limited commercial discount drug card program that it does not consider material to its business. The Company believes its administration of the commercial discount drug card program is in compliance with various state laws. However, there can be no assurance that the existence of such laws will not materially impact the Company's ability to offer certain new commercial products and/or services in the future.
Combined Federal and State Laws, Regulations and Other Standards Affecting the PBM Industry
Certain aspects of the Company's PBM business are or may be affected by bodies of law that exist at both the federal and state levels and by other standard setting entities. Among these are the following:
Pharmacy Licensure and Regulation.
The Company is subject to state and federal statutes and regulations governing the operation of mail service and specialty pharmacies and the dispensing of controlled substances. The Company's pharmacies deliver prescription drugs and supplies to individuals in all 50 states. The practice of pharmacy is generally regulated at the state level by state boards of pharmacy. Each of the Company's pharmacies must be licensed in the state in which it is located. Also, many of the states where the Company delivers pharmaceuticals, including controlled substances, have laws and regulations that require out-of-state mail service pharmacies, such as the Company, to register with that state's board of pharmacy or similar regulatory body. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. Federal controlled substance laws require the Company to register its pharmacies with the United States Drug Enforcement Administration and to comply with security, record keeping, inventory control and labeling standards in order to dispense controlled substances. The Company is also subject to certain federal and state laws affecting Internet-based pharmacies because it dispenses prescription drugs pursuant to refill orders received through its Internet websites, among other methods. Several states have proposed new laws to regulate Internet-based pharmacies, and federal regulation of Internet-based pharmacies by the FDA or another federal agency has also been proposed. Other statutes and regulations may affect our mail service operations. For example, the Federal Trade Commission (“FTC”) requires mail service sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the products to be sold, to fill mail service orders within thirty days and to provide clients with refunds when appropriate. In addition, the United States Postal Service has statutory authority to restrict the transmission of drugs and medicines through the mail. The Company's pharmacists are subject to state regulation of the profession of pharmacy and employees engaged in a professional practice must satisfy applicable state licensing requirements.
Deficit Reduction Act of 2005.
The Deficit Reduction Act of 2005 (“DRA”) came into law on February 8, 2006 enacting significant changes to the Medicaid system, a state and federally funded program, with respect to prescription drugs. Among other things, the DRA revises the methodology used to determine federal upper payment limits, to pharmacies, and the maximum amount a state can reimburse for generic drugs under Medicaid. In addition, the DRA permits stronger cost-sharing requirements applicable to Medicaid prescription drugs, and contains provisions intended to reduce fraud, waste and abuse in the Medicaid program. The DRA's fraud, waste and abuse provisions, among other things, incentivize states to enact their own false claims acts, mirrored on the FCA, described above, and provides for appropriate federal funding to increase oversight of the Medicaid program. The DRA's fraud, waste and abuse provisions also include a provision intended to strengthen Medicaid's status as payor of last resort relative to private health insurance by specifying that PBMs and self-insured plans may be liable third parties. The provisions in the DRA have the potential to impact the PBM industry by means of increased prosecutorial and private litigant scrutiny of the pharmaceutical industry in general, which may include PBMs. Additionally, the DRA mandates the public availability of pharmaceutical manufacturer average manufacturer prices (“AMPs”) and creates incentives to states to use AMPs for Medicaid reimbursement, potentially paving the way for a more general market shift in reimbursement mechanisms from AWP-based methodologies to AMP-based methodologies, discussed in more detail above, under “Legislation and Litigation Affecting Drug Prices.” Additionally, the third party recovery provisions in the DRA may lead to greater financial recoveries from third party PBMs in cases where Medicaid was not properly a primary payor on a drug claim, even where a PBM is not financially at risk.
Privacy and Confidentiality Legislation.
The Company's activities involve the receipt, use and disclosure of confidential health information, including disclosure of the confidential information to a customer's health benefit plan, as permitted in accordance with applicable federal and state privacy laws. In addition, the Company uses and discloses de-identified data for analytical and other purposes. Many state laws restrict the use and disclosure of confidential medical information, and similar new legislative and regulatory initiatives are underway at the state and federal level. To date, no such laws presently have an adverse impact the Company's ability to provide its services, but there can be no assurance that federal or state governments will not enact such legislation, impose restrictions or adopt interpretations of existing laws that could have a material adverse effect on its business, results of operations, financial condition or cash flows.
The Health Insurance Portability and Accountability Act of 1996 and the regulations issued thereunder (collectively “HIPAA”) impose extensive requirements on the way in which health plans, healthcare providers that engage in certain electronic financial and administrative transactions covered by HIPAA, and healthcare clearinghouses (known as “covered entities”) and the persons or entities that use or disclose protected health information (“PHI”) to provide services to covered entities or to perform functions on their behalf (known as “business associates”), use, disclose and safeguard PHI, including requirements to protect the integrity, availability and confidentiality of electronic PHI. Many of these obligations were expanded under the Health Information Technology for Economic and Clinic Health Act (the “HITECH Act”), passed as part of the American Recovery and Reinvestment Act of 2009.
The final privacy regulations (“Privacy Rule”) issued by the Office for Civil Rights (“OCR”) of HHS pursuant to HIPAA, give individuals the right to know how their PHI is used and disclosed, as well as the right to access, amend and obtain information concerning certain disclosures of PHI. Covered entities, such as pharmacies and health plans, are required to provide a written Notice of Privacy Practices to individuals that describes how the entity uses and discloses PHI, and how individuals may exercise their rights with respect to their PHI. For most uses and disclosures of PHI other than for treatment, payment, healthcare operations and certain public policy purposes, HIPAA generally requires that covered entities obtain a valid written individual authorization. In most cases, use or disclosure of PHI must be limited to the minimum necessary to achieve the purpose of the use or disclosure.
The Company is itself a covered entity under HIPAA in connection with its operation of a mail service pharmacy and a specialty service pharmacy.
In connection with its other activities that require access to PHI the Company is not considered a covered entity. However, the Company's health plan clients and pharmacy customers are covered entities, and are required to enter into business associate agreements with vendors, such as PBMs, that perform a function or activity for the covered entity that involves the use or disclosure of individually identifiable health information. The business associate agreements mandated by the Privacy Rule create a contractual obligation for the business associate to perform its duties for the covered entity in compliance with the Privacy Rule. Effective February 17, 2010, the HITECH Act created a statutory obligation for the Company, when it acts as a business associate, to satisfy certain aspects of the Privacy Rule and the final HIPAA security regulations.
If we fail to comply with HIPAA or our policies and procedures are not sufficient to prevent the unauthorized disclosure of PHI, we could be subject to liability, fines and lawsuits under federal and state privacy laws, consumer protection statutes and other laws. Criminal penalties and civil sanctions may be imposed for failing to comply with HIPAA standards either as a covered entity or business associate, and these penalties and sanctions have significantly increased under the HITECH Act. In February 2011, OCR, the agency responsible for enforcing HIPAA and HITECH, issued the first civil monetary penalty ever imposed for a covered entity's violation of the HIPAA Privacy Rule. Additionally, the HITECH Act requires OCR to conduct periodic compliance audits. Continued enforcement actions are likely to occur in the future. Furthermore, HITECH provides authority to state attorney generals to bring actions in federal court for violations of HIPAA on behalf of state residents harmed by such violations.
The final transactions and code sets regulation (the “Transaction Rule”) promulgated under HIPAA requires that all covered entities that engage in certain electronic transactions use standardized formats and code sets. The Company, in its role as a business associate of a covered entity, must conduct such transactions in accordance with the Transaction Rule. The Company, in its role as a specialty pharmacy, must also conduct such transactions in accordance with the Transaction Rule or engage a clearinghouse to process their covered transactions. HHS promulgated a National Provider Identifiers (“NPI”) Final Rule which requires health plans to utilize NPIs in all Standard Transactions. NPIs replaced National Association of Boards of Pharmacy numbers for pharmacies, Drug Enforcement Agency numbers for physicians and similar identifiers for other health care providers for purposes of identifying providers in connection with HIPAA standard transactions. The Company has undertaken the necessary arrangements to ensure that its standard transactions remain compliant with the Transaction Rule subsequent to the implementation of the NPI Final Rule.
The final security regulations (the “Security Rule”) issued pursuant to HIPAA mandate the use of administrative, physical, and technical safeguards to protect the confidentiality of electronic PHI. As with the other two rules issued pursuant to HIPAA, the Security Rule applies to covered entities, and certain aspects of the Security Rule also apply to business associates. The Company has made the necessary arrangements to ensure compliance with the Security Rule for all aspects of its business.
The Company must also comply with the “breach notification” regulations, which implement provisions of the HITECH Act. Under these regulations, covered entities must promptly notify affected individuals and the HHS Secretary in the case of a breach of “unsecured PHI,” as well as the media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to the HHS Secretary on an annual basis. The regulations also require business associates of covered entities to notify the covered entity of breaches at or by the business associate. The Company has taken and continues to take reasonable steps to reduce the amount of unsecured PHI it handles.
In addition, final regulations governing a covered entity's obligation to provide, upon individual request, “access reports” are expected to be issued by OCR in 2012. A recently released proposed rule, if finalized, would require covered entities to develop systems to monitor which of their employees' and business associates' access an individual's electronic PHI, at what time and date access occurs, and the action taken during the access session (e.g., modification, deletion, viewing). The proposed rule would also require information on access to electronic designated record sets held by business associates. The proposed regulations could impose significant burdens on covered entities and business associates that result from having to take reports generated for internal purposes and modify them for disclosure to patients or health plan enrollees.
The Health Care Reform Laws require the Secretary of HHS to develop new health information technology standards that could require changes to the Company's existing software products. For example, the statute requires the establishment of interoperable standards and protocols to facilitate electronic enrollment of individuals in federal and state health and human services programs and provides the government with authority to require incorporation of these standards and protocols in health information technology investments as a condition of receiving federal funds for such investments. The Company is monitoring regulatory implementation of these provisions so that it may respond accordingly to any new recommendations or requirements that may necessitate or warrant changes to existing products.
While new and future legal interpretations could alter the Company's assessment of its efforts to comply with provisions of HIPAA, the HITECH Act, and the Health Care Reform Laws that govern the privacy, security and standardization of health care information and transactions, the Company currently believes that compliance with these legal authorities should not have a material adverse effect on its business operations.
Pursuant to HIPAA, state laws that are more protective of PHI are not pre-empted. Therefore, to the extent states continue to enact more protective legislation, the Company could be required to make significant changes to its business operations.
Independent of any regulatory restrictions, individual health plan clients could increase limitations on the Company's use of medical information, which could prevent it from offering certain services.
The Health Care Reform Laws.
On March 23, 2010, the President of the United States signed into law the most comprehensive change to America's healthcare system in decades. The Health Care Reform Laws contains a variety of provisions that could have a significant impact on the Company and its customers. The Health Care Reform Laws provide the opportunity for significant expansion of the Company's PBM and health information technology activities. These potential benefits are the result of an expected increase in the number of individuals with health insurance and the potential increase in demand for pharmaceutical products and health information technology services.
However, the Health Care Reform Laws also present great uncertainty for the Company and potential risks to its operations and financial success. The Health Care Reform Laws contain many provisions intended to reduce the government's healthcare costs through reimbursement reductions, alternative payment methods, and ongoing studies of healthcare reimbursement systems. For example, the Health Care Reform Laws establish the Independent Payment Advisory Board (“IPAB”), which is designed to make proposals as early as 2014 to reduce the per capita rate of growth in Medicare spending in years when that growth exceeds established targets. Another potential source of reimbursement uncertainty is the newly established Center for Medicare and Medicaid Innovation (“CMMI”), which is designed to test the cost-cutting efficacy of innovative payment service delivery systems through demonstration projects. These types of provisions could have a significant impact on the profitability of the Company and its customers, particularly because of the unpredictability of the proposals that could be generated by the IPAB and the CMMI.
The Health Care Reform Laws also require PBMs to disclose certain information, including discounts and rebates obtained from pharmaceutical manufacturers, to PDP or MA-PD plan sponsors or qualified health benefits plans offered through an exchange. In addition, the Health Care Reform Laws change the calculation of Medicaid rebates in a way that could increase or decrease pharmaceutical manufacturers' incentive to provide discounts and rebates to PBMs. These changes could have a negative impact on the Company's revenues or business model. Additionally, the Health Care Reform Laws expand existing fraud and abuse provisions and significantly increase the resources available to the federal government to pursue fraud and abuse issues, which could expose the Company to greater scrutiny and possibly significant financial liability. For example, the Health Care Reform Laws extend the treble damages available for violations of the FCA to violations relating to the state-based health insurance exchanges created by the Health Care Reform Laws. Moreover, the Health Care Reform Laws establish new civil monetary penalties: $15,000 daily for failure to grant timely access to the OIG for the purposes of audits or investigations and $50,000 for each false record or statement knowingly submitted or caused to be submitted for payment of items furnished under a federal health care program. As a result, the Company may be forced to expend greater resources on monitoring and compliance programs and legal fees. Similarly, the Company's customers may be subject to greater scrutiny and financial liability, which could indirectly put pressure on the Company's financial relationships with those customers.
Aside from particular provisions of the Health Care Reform Laws, there is significant uncertainty about the implementation of the Health Care Reform Laws, likely through hundreds of new regulations, guidance documents, and other policy statements that could result in significant changes to the Company's business model and the healthcare economy as a whole.
Political developments also continue to contribute to the uncertainty surrounding implementation of the Health Care Reform Laws. The Health Care Reform Laws will likely play an important role in the November 2012 elections, results of which may affect the timing, manner, and predictability of the Health Care Reform Laws' regulatory implementation. The resulting unpredictability creates significant uncertainty for the Company and its customers about the structure and regulatory environment of the healthcare market and future revenue sources. Additionally, these uncertainties have been enhanced by a series of lawsuits challenging the constitutionality of the Health Care Reform Laws and calling into question key aspects of the statute such as the individual mandate to carry health insurance. The Supreme Court has agreed to hear arguments about the constitutionality of the Health Care Reform Laws in March 2012. The outcome will present potentially significant consequences for the Company and its customers, particularly in terms of future financial projections and the healthcare regulatory environment.
Future Regulation.
The Company is unable to predict accurately what, if any, additional federal or state legislation or regulatory initiatives may be enacted in the future relating to its businesses or the health care industry in general, or what effect any such legislation or regulations might have on it. For example, the federal government and several state governments have considered the Patients' Bill of Rights and other similar legislation aimed primarily at improving quality of care provided to individuals in managed care plans. Some of the initiatives would provide greater access to drugs not included on health plan formularies, giving participants the right to sue their health plan for malpractice, and mandating an appeals or grievance process. There can be no assurance that federal or state governments will not impose additional restrictions, via a Patients' Bill of Rights or otherwise, or adopt interpretations of existing laws that could have a material adverse effect on the Company's business, results of operations, financial condition or cash flows.
EMPLOYEES
As of December 31, 2011, the Company had 1,433 employees, primarily located in Lisle, Illinois, and Scottsdale, Arizona, whose services are devoted full time to SXC and its subsidiaries. The Company has never had a work stoppage. The Company’s personnel are not represented by any collective bargaining unit and are not unionized. The Company considers its relations with its personnel to be good. The Company’s future success will depend, in part, on its ability to continue to attract, retain, and motivate highly qualified technical and managerial personnel, for whom competition is intense.
FINANCIAL INFORMATION ABOUT SEGMENTS
The Company operates in two reportable operating segments, PBM and HCIT. Financial information about the Company’s segments is described in Note 15-Segment Information to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
CUSTOMERS
The Company generates a significant portion of its revenue from a small number of customers and for the year ended December 31, 2011, HealthSpring , Inc. ("HealthSpring") accounted for 40% of total revenue. The loss of, or substantial changes in the services provided to, these significant customers, or the loss of other customers that could be significant in the aggregate, could have a material adverse effect on the Company’s results of operations. See "Item 1A. - Risk Factors - Business Risks - We are dependent on key customers" below for additional information regarding our relationship with HealthSpring and other significant customers.

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
The PBM industry is very competitive. If we do not compete effectively, our business, results of operations, financial condition or cash flows could suffer. The industry is highly consolidated and dominated by a few large companies with significant resources, purchasing power, and other competitive advantages, which we do not have. A limited number of firms, including national PBM companies, such as Medco Health Solutions, Inc., Express Scripts, Inc. (“ESI”), and CVS Caremark Corporation, have significant market share of the prescription volume, and recent PBM merger activity may further increase the market share of our competitors. For example, in July 2011, ESI agreed to acquire Medco Health Solutions, Inc., which, if finalized, will result in ESI holding a large portion of the PBM market share. Our competitors also include drug retailers, physician practice management companies, and insurance companies/health maintenance organizations. We may also experience competition from other sources in the future. PBM companies compete primarily on the basis of price, service, reporting capabilities and clinical services. In most cases, our competitors are large, profitable, and well-established companies with substantially greater financial and marketing resources than our resources.
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
The healthcare industry is highly regulated and is subject to changing political, economic, and regulatory influences. For example, the Balanced Budget Act of 1997 (Public Law 105-32) contained significant changes to Medicare and Medicaid and had an impact for several years on healthcare providers' ability to invest in capital intensive systems. In addition, HIPAA, as amended by the HITECH Act, and Canadian privacy statutes directly impact the healthcare industry by requiring various security and privacy measures in order to ensure the protection of patient health information. More recently, increased government involvement in healthcare, such as the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Public Law 108-173) (“Medicare Modernization Act” or “MMA”), which introduced the Medicare Part D benefit, effective January 1, 2006, the Deficit Reduction Act of 2005 (Public Law 109-171) (“DRA”), the Medicare Improvements for Patients and Providers Act of 2008 (Public Law 110-275) (“MIPPA”), the American Recovery and Reinvestment Act of 2009, the Patient Protection and Affordable Care Act (Public Law 111-148) (“PPACA”) and the Health Care and Education Reconciliation Act of 2010 (Public Law 111-152), which amends the PPACA (collectively, the “Health Care Reform Laws”), and other U.S. initiatives at both the federal and state level could lower reimbursement rates and otherwise change the business environment of our customers and the other entities with which we have a business relationship. Further, existing laws and regulations are subject to changing interpretation by courts, regulatory agencies, and agency officials. PBMs have also increasingly become the target of federal and state litigation over practices relating to drug switching, handling of rebates, and fiduciary duties.
These factors affect PBMs directly, as well as impacting the purchasing practices and operation of healthcare organizations. For example, the Health Care Reform Laws impose new transparency requirements on PBMs, and the CMS issued a proposed rule implementing these requirements in October 2011. Among other requirements, the new transparency regulations propose to require PBMs to report certain data to the Secretary of the DHHS, including, for example, aggregate rebates and discounts received by the PBM, the percentage of prescriptions that were provided through retail pharmacies compared to mail order pharmacies, and the aggregate amount of the rebates that are received by the PBM and passed through to a Medicare Part D plan, a Medicare Advantage Prescription Drug Plan, or a state exchange. The Health Care Reform Laws also contain programs to reform or amend the U.S. healthcare system and to change healthcare financing and reimbursement systems. These reforms are expected to increase the number of individuals who have health insurance coverage and expand the market for pharmaceutical products. However, healthcare industry participants may also respond by reducing their investments or postponing investment decisions, including investments in our product offerings. Moreover, the manner and timing of implementation and portions of the law's constitutionality remain uncertain; the U.S. Supreme Court has agreed to decide the constitutionality of the Health Care Reform Laws, likely hearing arguments in March 2012. The healthcare industry is expected to continue to undergo significant changes for the foreseeable future, and we cannot predict the effect of possible future legislation and regulation on our business, financial condition and results of operations.

The worker's compensation industry is also highly regulated and subject to various political, economic and regulatory influences.  State Departments of Insurance in many key states have set forth maximum state fee schedules for worker's compensation provider reimbursement.  These maximum fee schedules may be reduced by regulators at any time to the detriment of PBMs and providers.  Any willing provider statutes are also significant in worker's compensation because non-network pharmacies may seek reimbursement at rates higher than Company contracted pharmacies, thereby driving up reimbursement costs.  Moreover, while the Company believes that all in-network pharmacies should be reimbursed at contracted rates, many providers and third-party billers believe that such reimbursement should be at the higher of the state maximum fee schedule or the contracted rates.  If such providers and positions are held valid, the Company may be subject to significant economic risk.
BUSINESS RISKS
We are dependent on key customers.
We generate a significant portion of our revenue from a small number of customers. Our largest customer, HealthSpring, accounted for 41% of our PBM segment revenue and 40% of our total revenue for the year ended December 31, 2011. On January 31, 2012, Cigna Corporation (“Cigna”) announced the completion of its acquisition of HealthSpring in an all-cash transaction. The Company's contract with HealthSpring (the “HealthSpring contract”) was effective on January 1, 2011 and has an initial three-year term (with two additional one-year extensions). Neither party to the HealthSpring contract has the right to terminate the agreement prior to the end of the initial term, except in the event of a material breach. While the Company does not currently anticipate any adverse impact to its financial results through the initial term of the HealthSpring contract as a result of the acquisition, we can give no assurances that we will be able to continue to generate a substantial portion of our revenues from HealthSpring for the foreseeable future, or that we will be able to extend or renew the HealthSpring contract past the initial period.
Although we continually seek to diversify our customer base, we may be unable to offset the effects of an adverse change in one of our key customer relationships. For example, if our existing customers elect not to renew their contracts with us at the expiry of the current terms of those contracts, or reduce the level of service offerings the Company provides, our recurring revenue base will be reduced, which could have a material adverse effect on our results of operations. Furthermore, we sell most of our computer software and services to PBM organizations, Blue Cross/Blue Shield organizations, managed care organizations and retail/mail-order pharmacy chains. If the healthcare benefits industry or our customers in the healthcare benefits industry experience problems, they may curtail spending on our products and services and our business and financial results could be materially adversely affected. For example, we may suffer a loss of customers if there is any significant consolidation among firms in the healthcare benefits industry or other participants in the pharmaceutical supply chain, if demand for pharmaceutical claims processing services should decline or if the financial condition of any of our customers otherwise deteriorates.
Many of our clients put their contracts out for competitive bidding prior to expiration. Competitive bidding requires costly and time-consuming efforts on our behalf and, even after we have won such bidding processes, we can incur significant expenses in proceedings or litigation contesting the adequacy or fairness of these bidding processes. We could lose clients if they cancel their agreements with us, if we fail to win a competitive bid at the time of contract renewal, if the financial condition of any of our clients deteriorates or if our clients are acquired by, or acquire, companies with which we do not have contracts. Over the past several years, self-funded employers, third party administrators and other managed care companies have experienced significant consolidation. Consolidations by their very nature reduce the number of clients who may need our services. A client involved in a merger or acquisition by a company that is not a client of ours may not renew, and in some instances may terminate, its contract with us. Our clients (such as HealthSpring) have been and may continue to be, subject to consolidation pressure.
Demands by our customers for enhanced service levels or possible loss or unfavorable modification of contracts with our customers could negatively affect our profitability.
As our customers face the continued rapid growth in prescription drug costs, they may demand additional services and enhanced service levels and/or lower prices to help mitigate the increase in spending. Additionally, increasing downward pressure of federal and state reimbursements for pharmaceuticals and other medical services may cause our customers to demand lower fees, and changes in existing, or the adoption of new, laws or regulations relating to purchase discount and rebate arrangements with pharmaceutical manufacturers, or to formulary management or other PBM services, could also reduce the discounts or rebates we receive. Further, we operate in a very competitive environment, and as a result, may not be able to increase our fees to compensate for these increased services. Accordingly, margin pressure resulting from these trends could negatively affect our profitability.
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
We look to the acquisition of other businesses, such as the acquisitions of National Medical Health Card Systems, Inc. (“NMHC”), MedfusionRx, PTRX, SaveDirectRx and HealthTran, as a way to achieve our strategy of expanding our product offerings and customer base. The successful implementation of this acquisition strategy depends on our ability to identify suitable acquisition candidates, acquire companies on acceptable terms, integrate the acquired company’s operations and technology successfully with our own, and maintain the goodwill of the acquired business. We are unable to predict whether or when we will be able to identify any suitable additional acquisition candidates or, the likelihood that any potential acquisition will be completed. It is also possible that a potential acquisition will be dilutive to existing shareholders. In addition, while we believe we have the experience and know-how to integrate acquisitions, such efforts entail significant risks including, but not limited to:

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

•
required amortization of the identifiable intangible assets of an acquired business, which will reduce our net income in the years following its acquisition, and also require a reduction of our net income in future years if we were to experience an impairment of goodwill or other intangible assets attributable to an acquisition;

•	the potential loss of key employees or customers from either our current business or the business of the acquired company;

•	possible difficulties coordinating businesses located in different geographic regions; and

•	the assumption of significant and/or unknown liabilities of the acquired company.
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
Contracts in the prescription drug industry, including our contracts with our retail network pharmacies and with our PBM customers, have traditionally used certain published benchmarks to establish pricing for prescription drugs. These benchmarks include Average Wholesale Price (“AWP”), Average Sales Price (“ASP”), Average Manufacturer Price ("AMP"), Wholesale Acquisition Cost, and Direct Price. Most of our contracts with pharmacies and customers historically utilized the AWP standard. In March 2009, class action litigation settlements with the two primary entities that publish AWP, First DataBank (“FDB”) and Medi-Span, have raised uncertainties as to whether payors, pharmacy providers, PBMs and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated or whether other pricing benchmarks will be adopted for establishing prices within the industry.
In March 2009, a federal district court gave final approval to settlements of class action lawsuits brought against FDB and Medi-Span, two primary sources of AWP price reporting. Under the terms of the settlements, FDB and Medi-Span have agreed, among other things to reduce the reported AWP of certain drugs by four percent, and FDB and Medi-Span also announced that they would discontinue publishing AWP within two years of the settlements. On September 3, 2009, a federal appeals court rejected challenges to the settlements, clearing the way for the AWP reductions to take effect on September 26, 2009. In response to this action, the Company, as authorized in most of the Company’s standard customer contracts, adopted a revised pricing benchmark to ensure cost neutrality for the Company, its customers and pharmacies as to what they paid or received, as applicable, for prescription drug products using the AWP pricing benchmark before September 26, 2009 and what they would pay or receive on or after September 26, 2009. While that transition has been accomplished to date with no material adverse effect on the Company, there can be no assurances that customers and pharmacies, in reviewing the results of the transition may not challenge the way in which the transition occurred and/or whether it preserved cost neutrality as intended, or that the results of such challenges will not have a material adverse effect on our financial performance, results of operations and financial condition in future periods.
Further, changes in the reporting of any applicable pricing benchmarks, including the expected introduction of a new pricing benchmark in place of AWP by FDB and Medi-Span, or in the basis for calculating reimbursements proposed by the federal government and certain states, and other legislative or regulatory adjustments that may be made regarding the reimbursement of payments for drugs by Medicaid and Medicare, including CMS's proposed retail survey-based alternative to AWP, could impact our pricing to customers and other payors and could impact our ability to negotiate discounts with manufacturers, wholesalers, or retail pharmacies. In some circumstances, such changes could also impact the reimbursement that we receive in our mail order and specialty pharmacies or that we receive from Medicare or Medicaid programs for drugs covered by such programs and from managed care organizations that contract with government health care programs to provide prescription drug benefits. In addition, it is possible that payors and pharmacy providers will disagree with the use or application of the changes we have put in place or begin to evaluate other pricing benchmarks as the basis for contracting for prescription drugs and PBM services in the future, and the effect of this development on our business cannot be predicted at this time. Due to these and other uncertainties, we can give no assurance that the short or long-term impact of changes to industry pricing benchmarks will not have a material adverse effect on our financial performance, results of operations and financial condition in future periods.

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
The Health Care Reform Laws and other proposals considered by Congress related to health care, could impact PBMs directly (e.g. requiring disclosure of information about pricing and product switches), or indirectly (e.g. modifying reimbursement rates for pharmaceutical manufacturers participating in government programs). The Health Care Reform Laws and other health care related proposals may increase government involvement in healthcare and regulation of PBM, pharmacy services and managed care plans, or otherwise change the way we do business. Some of these initiatives would, among other things, require that health plan members have greater access to drugs not included on a plan's formulary and give health plan members the right to sue their health plans for malpractice when they have been denied care. Health plan sponsors may react to the Health Care Reform Laws or other health care related proposals and the uncertainty surrounding them by cutting back or delaying the purchase of our PBM services, and manufacturers may react by reducing rebates or reducing supplies of certain products. These proposals could lead to a decreased demand for our services or to reduced rebates from manufacturers. We cannot predict what effect, if any, these proposals may have on our businesses. PBMs have recently been subject to enhanced political scrutiny as certain U.S. Senators have criticized PBMs for entering into agreements with manufacturers to allegedly limit access to generic products and for allegedly contributing to over-utilization and off-label use of some antipsychotic drugs. This enhanced scrutiny may result in increased audits or examination of the PBM industry. Further, in its FY 2012 Workplan, the DHHS Office of Inspector General (“OIG”) has also indicated an intent to focus on PBMs, with plans to review the rebates collected by Medicare Part D sponsors and PBMs and analyze whether there are any discrepancies between the rebate amounts negotiated between PBMs and manufacturers and the actual rebates paid. Other legislative or market-driven changes in the healthcare system that we cannot anticipate could also materially adversely affect our business, financial condition and results of operations.
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
Various aspects of our business may subject us to litigation and liability for damages, such as the performance of PBM services and the operation of our call centers and website. A successful product or professional liability claim in excess of our insurance coverage where we are required to pay damages, incur legal costs or face negative publicity could have a material adverse effect on our business, results of operations, financial condition or cash flows, our business reputation and our ability to attract and retain clients, network pharmacies, and employees. While we intend to maintain professional and general liability insurance coverage at all times, we cannot provide assurance that we will be able to maintain insurance in the future, that insurance will be available on acceptable terms or that insurance will be adequate to cover any or all potential product or professional liability claims.
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
During the past several years, the U.S. health care industry has been subject to an increase in government regulation at both the federal and state levels. Numerous state and federal laws and regulations affect our business and operations. The categories include, but are not limited to:

•	health care fraud and abuse laws and regulations, including, but not limited to, the federal Anti-kickback Statute, the federal

Civil False Claims Act, and comparable state law counterparts, which prohibit certain types of payments and referrals as well as false claims made in connection with health benefit programs;

•	privacy and confidentiality laws and regulations, including those under HIPAA and HITECH;

•	ERISA and related regulations, which regulate many health care plans;

•	potential regulation of the PBM industry by the FDA;

•	Medicare prescription drug coverage laws and related regulations promulgated by CMS;

•	consumer protection and unfair trade practice laws and regulations;

•	various licensure laws, such as state insurance, managed care and third party administrator licensure laws;

•	pharmacy laws and regulations;

•	antitrust lawsuits challenging PBM pricing practices;

•	state legislation regulating PBMs or imposing fiduciary status on PBMs;

•	drug pricing legislation, including, but not limited to, “most favored nation” pricing and “unitary pricing” legislation;

•	other Medicare and Medicaid reimbursement regulations promulgated by CMS;

•	pending legislation regarding importation of drug products into the U.S.;

•	legislation imposing benefit plan design restrictions, which limit how our customers can design their drug benefit plans;

•	network pharmacy access laws, including, but not limited to, “any willing provider” and “due process” legislation, that affect aspects of our pharmacy network contracts; and

•	formulary development and disclosure laws.
If we fail to comply with existing or future applicable laws and regulations, we could suffer civil or criminal penalties. We devote significant operational and managerial resources to comply with these laws and regulations. Although we have not been notified, and are not otherwise aware, of any material claim of non-compliance, there can be no assurance that we are in compliance with all existing legal requirements material to our business. Different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure you that we will be able to obtain or maintain the regulatory approvals required to operate our business.
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
The Medicare Part D program in which we participate is based upon extremely complex laws and regulations that are subject to interpretation. As a result, there is at least a reasonable possibility that our recorded estimates of receivables from CMS may change by a material amount in the near term. Additionally, any non-compliance with such laws and regulations could result in fines, penalties and exclusion from the Medicare program.
Although we are not aware of any allegations of non-compliance that could have a material adverse effect on our consolidated financial statements, we cannot assure you that any instances of non-compliance will not have a material adverse effect on our consolidated financial statements or results of operations.
Uncertainty regarding the impact of Medicare Part D may adversely impact our business and financial results.
MMA created a new, voluntary prescription drug benefit for Medicare beneficiaries entitled to Medicare benefits under Medicare Part A or enrolled in Medicare Part B effective January 1, 2006. We currently participate in the administration of the Medicare drug benefit: (i) through the provision of PBM services to our health plan customers and other customers that have qualified as a prescription drug plan (“PDP”) or a “Medicare Advantage” prescription drug plan, (ii) by assisting employers, unions and other health plan customers that qualify for the retiree drug subsidy available under Medicare Part D by collecting and submitting eligibility and/or drug cost data to CMS for them in order to obtain the subsidy, and (iii) by operating as a CMS approved Employer/Union Group Waiver PDP contract with CMS (S8841). Our existing PBM business could be adversely affected if our customers decide to discontinue providing prescription drug benefits altogether to their Medicare-eligible members. We are not yet able to assess the impact that Medicare Part D will have on our customers’ decisions to continue to offer a prescription drug benefit to their Medicare-eligible members.
In addition, as an approved PDP sponsor, we are a direct contractor to the federal government and are subject to the rules, regulations, and enforcement authority of the federal government over its contractors. Under regulations established by CMS governing participation in the Medicare Part D program, our subsidiary, NMHC Group Solutions Insurance, Inc. (“GSI”), a former risk-bearing entity regulated under state insurance laws, must obtain licensure as a domestic insurance company. GSI has been approved to operate as a risk-bearing entity in its domicile state, Delaware, as required by CMS, and has obtained approval from all but two state insurance departments that it is not required to maintain a risk bearing license in such states. We did not continue to provide our PDP to individual Medicare Part D enrollees in 2009 and CMS has acknowledged our intent to provide the PDP Medicare benefits solely to employer groups. In addition, as of January 1, 2008, we only provide non-risk bearing Medicare benefits to employer groups that will reimburse us directly for any prescription drug costs. We do not intend at this time to offer our PDP to employer groups in instances where we could be subject to risk.
We face additional regulatory risks associated with our specialty pharmacy business which could subject us to additional regulatory scrutiny and liability and which could adversely affect the profitability of the specialty pharmacy business.
With our acquisition of MedfusionRx and its pharmacies in December 2010, additional state regulations became applicable to us. Various aspects of the specialty pharmacy business are governed by state laws and regulations not previously applicable to us or which may now be applicable in different ways. Significant sanctions may be imposed for violations of these laws and compliance programs are a significant operational requirement of our business. There are significant uncertainties involving the application of many of these legal requirements to us. Accordingly, we may be required to incur additional administrative and compliance expenses in determining the applicable requirements and in adapting our compliance practices, or modifying our business practices, in order to satisfy changing interpretations and regulatory policies.
Our mail and specialty pharmacies are dependent on our relationships with a limited number of suppliers and the loss of any of these relationships could significantly impact our ability to sustain and/or improve our financial performance.
We acquire a substantial percentage of our mail and specialty pharmacies prescription drug supply from a limited number of suppliers. Our agreements with these suppliers may be short-term and cancelable by either party without cause with a relatively short time-frame of prior notice. These agreements may limit our ability to provide services for competing drugs during the term of the agreement and allow the supplier to distribute through channels other than us. Further, certain of these agreements allow pricing and other terms of these relationships to be periodically adjusted for changing market conditions or required service levels. A termination or modification to any of these relationships could have a material adverse effect on our business, financial condition and results of operations. An additional risk related to supply is that many products distributed by our specialty pharmacy business are manufactured with ingredients that are susceptible to supply shortages. If any products we distribute are in short supply for long periods of time, this could result in a material adverse effect on our business, financial condition and results of operations.
Our ability to grow our specialty pharmacy business could be limited if we do not expand our existing base of drugs or if we lose patients.
Our specialty pharmacy business focuses on complex and high cost medications that serve a relatively small patient population. Due to the limited patient populations utilizing the medications that our specialty pharmacy business handles, our future growth relies in part on expanding our base of drugs or penetration in certain treatment categories. Further, a loss of patient base or reduction in demand for any reason for the medications we currently dispense could have a material adverse effect on our business, financial condition and results of operations.
The operations of our specialty pharmacy business may be adversely affected by industry trends in managed care contracting and consolidation.
     A growing number of health plans are contracting with a single provider for specialty pharmacy services. Likewise, manufacturers may not be eager to contract with regional providers of specialty pharmacy services. If we are unable to obtain managed care contracts in the areas in which we provide specialty pharmacy services or are unable to obtain specialty pharmacy products at reasonable costs or at all, our business could be adversely affected.
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
The covenants and restrictions in our credit facilities could adversely affect our business, financial condition and results of operations.
In December 2011, we entered into a five-year $350 million unsecured revolving credit facility, of which $100 million in borrowings were drawn in January 2012 to finance in part the acquisition of HealthTran LLC. We may incur substantial additional indebtedness under our credit facilities, particularly to fund future acquisitions, and our level of indebtedness could adversely affect our financial condition. In such an event, we would be required to devote a portion of our cash flows from operating activities to service our indebtedness, and such cash flows would therefore not be available for other corporate purposes. If we are unable to generate sufficient cash flow from operations in the future to service our debt obligations, we may be required to refinance all or a portion of our existing debt facilities, or to obtain additional financing and facilities. However, we may not be able to obtain such refinancing or additional facilities on favorable terms or at all.
The operating and financial restrictions and covenants contained in the agreements governing our outstanding and future indebtedness may limit our ability to finance future operations or capital needs, borrow additional funds for development and make certain investments. For example, our revolving credit facility restricts our ability to, among other things: incur certain additional debt or issue guarantees; incur or permit certain liens to exist; make certain investments, acquisitions or other restricted payments; dispose of assets; engage in certain types of transactions with affiliates; and merge, consolidate or transfer all or substantially all of our assets.
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
We have goodwill and other intangible assets of approximately $360.8 million as of December 31, 2011. We are required to periodically evaluate goodwill and other intangible assets for impairment. In the future we may take charges against earnings resulting from impairment. Any determination requiring the write off of a significant portion of our goodwill or other intangible assets could adversely affect our results of operations and our financial condition.
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
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including those relating to revenue recognition, rebates, asset impairments, valuation of allowance for doubtful accounts, contingencies, and income taxes. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Actual results could differ from these estimates, and changes in accounting standards could have an adverse impact on our future financial position and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None

ITEM 2.	PROPERTIES
The Company’s principal business operations are conducted from a 116,712 square foot leased office facility located at 2441 Warrenville Road, Suite 610 in Lisle, Illinois (outside of Chicago). This lease expires in January 2018. The Company’s mail and specialty pharmacies, which support the delivery of medications to individuals, are principally located in Alabama, Maine, and Florida, with additional facilities mostly located in the southeastern states of the U.S. Additionally, the Company maintains operations in several other leased locations in the U.S. and Canada, including operations in Ontario (Milton), Arizona, Hawaii, Georgia, Arkansas, Massachusetts, Colorado, Pennsylvania and Texas. The Company believes these properties are adequate for its current operations.

ITEM 3.	LEGAL PROCEEDINGS
For information on legal proceedings, see Note 14-Commitments and Contingencies to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, which is hereby incorporated by reference into this Item 3.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common stock is traded on the Toronto Stock Exchange (“TSX”) and NASDAQ Stock Market (“NASDAQ”) under the symbol “SXC” and “SXCI,” respectively. Amounts related to trading on the TSX are provided in Canadian dollars. The following table sets forth for each period indicated the high and low sales prices for the Company’s common stock on the TSX:

	High		Low
2011
First quarter	C	$53.52	C	$42.42
Second quarter	C	$59.50	C	$50.56
Third quarter	C	$62.64	C	$44.93
Fourth quarter	C	$60.97	C	$41.45
2010
First quarter	C	$35.14	C	$23.22
Second quarter	C	$39.53	C	$31.50
Third quarter	C	$42.73	C	$31.88
Fourth quarter	C	$46.06	C	$36.76
The Company’s common stock began trading on the NASDAQ on June 13, 2006. The following table sets forth for each period indicated the high and low sales prices for the Company’s common stock on the NASDAQ:

	High	Low
2011
First quarter	$55.00	$42.60
Second quarter	$62.00	$52.53
Third quarter	$66.40	$45.31
Fourth quarter	$60.00	$40.36
2010
First quarter	$34.47	$22.61
Second quarter	$38.49	$29.17
Third quarter	$41.58	$30.70
Fourth quarter	$45.78	$35.81
On February 1, 2012, the closing sale price of the common stock, as reported by the TSX and NASDAQ was Cdn.$64.25 and $64.45 per share, respectively. As of February 1, 2012, there were approximately 23,025 holders of the Company’s common stock either of record or in street name.
Dividend Policy
The Company has never paid a cash dividend on its common stock and has no present intention to commence the payment of cash dividends. It is possible that the Board of Directors could determine in the future, based on the Company’s financial and other relevant circumstances at that time, to pay cash dividends.

Stock Performance
TSX
The following graph shows a five-year comparison of the yearly percentage change in the cumulative returns for the Company’s stock, as compared to the TSX Composite Index and the S&P/TSX Capped Health Care index, as of December 31 of each year indicated. The graph assumes an initial investment of Cdn.$100 was made on January 2, 2007 and assumes the reinvestment of any dividends.
The following table presents the five-year comparison of cumulative returns for the Company’s stock, as compared to the TSX Composite Index and the S&P/TSX Capped Health Care Index, as of December 31 of each year indicated. The values assume an initial investment of Cdn.$100 was made on January 2, 2007 and assume the reinvestment of any dividends. Amounts presented in the table below are in Canadian dollars.

	Cumulative Total Return
	1/2/2007	2007	2008	2009	2010	2011
SXC	$100.00	$133.82	$209.01	$526.65	$783.09	$1,052.76
TSX Composite	$100.00	$149.60	$97.20	$127.03	$145.38	$129.29
S&P/TSX Capped Health Care Index	$100.00	$72.48	$51.20	$65.61	$91.74	$104.03
Nasdaq
The following graph shows a five-year comparison of the yearly percentage change in the Company’s stock, as compared to the Nasdaq Composite Index and the S&P Healthcare Index, as of December 31 of each year indicated. The graph assumes an initial investment of $100 was made on January 2, 2007 and assumes the reinvestment of any dividends.

The following table presents a five-year comparison of cumulative returns for the Company’s stock, as compared to the Nasdaq Composite Index and the S&P Healthcare index, as of December 31 of each year indicated. The values assume an initial investment of $100 was made on January 2, 2007 and assumes the reinvestment of any dividends.

	Cumulative Total Return
	1/2/2007	2007	2008	2009	2010	2011
SXC	$100.00	$103.13	$132.86	$383.78	$609.67	$803.41
Nasdaq Composite	$100.00	$127.98	$76.09	$109.49	$128.01	$125.70
S&P Healthcare index	$100.00	$117.94	$89.07	$104.27	$105.01	$115.69
The information in this “Stock Performance” section shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934.
Recent Sales of Unregistered Securities
Not applicable.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data has been derived from the consolidated financial statements of the Company contained elsewhere in this Annual Report on Form 10-K and the Company’s Annual Report on Form 10-K for the fiscal years ended December 31, 2010, 2009 and 2008. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, including the notes thereto.

	For The Years Ended December 31,
	2011 (6)	2010(4)(5)	2009(3)	2008(2)	2007(1)
	(Dollars in thousands except share and per share data)
Statement of Operations Data:
Revenue	$4,975,496	$1,948,389	$1,438,634	$862,939	$93,171
Net income	$91,786	$64,735	$46,061	$15,113	$13,146
Earnings per share, basic	$1.48	$1.07	$0.89	$0.33	$0.32
Earnings per share, diluted	$1.46	$1.03	$0.86	$0.32	$0.30
Weighed average common shares outstanding:
Basic	62,126,656	60,736,831	52,008,408	45,956,932	41,510,744
Diluted	62,951,758	63,136,600	53,594,746	46,826,022	43,125,508
Ratio of earnings to fixed charges(7)	35.20	30.94	9.98	4.43	21.31

Balance Sheet Data:
Total assets	$1,050,307	$816,790	$662,080	$428,343	$159,479
Long-term debt	$—	$—	$—	$47,640	$—
Total stockholders’ equity	$671,038	$553,256	$458,494	$194,163	$132,457
 Notes:

1)
Effective January 1, 2007, the Company adopted the FASB’s guidance for uncertainty in income taxes and, as a result, the Company recognized an adjustment in the liability for unrecognized income tax benefits of $0.2 million and a corresponding reduction in the beginning balance of retained earnings.

2)
Effective April 30, 2008, the Company, through a wholly-owned subsidiary, acquired all of the outstanding shares of NMHC, based in Port Washington, New York, which provides PBM services. The results of operations of the acquired business are included from the date of acquisition. The Company issued 5,571,920 shares of its common stock in connection with the acquisition.

3)
On September 23, 2009, the Company completed a public offering in Canada and the U.S. of 10,350,000 of its common shares at a price of $20.75 per share. The net proceeds to the Company from the offering were $203.1 million.

4)
On September 17, 2010, the Company executed a two-for-one stock split effected by a stock dividend on the issued and outstanding common shares of the Company. All share and per share data presented in this Annual Report have been adjusted to reflect this stock split.

5)
The Company completed its acquisition of MedfusionRx on December 28, 2010. The purchase price for MedfusionRx was $101.5 million in cash with an additional $5.5 million potential earn-out payment subject to the achievement of certain performance targets in the 2012 fiscal year.

6)	The Company completed its acquisitions of PTRX and SaveDirectRx on October 3, 2011. The aggregate purchase price for the acquisitions was $77.2 million in cash, subject to customary working capital adjustments, with an additional $4.5 million potential earn-out payment subject to the achievement of certain performance targets in the 2012 fiscal year.

7)	See Exhibit 12.1 to this Annual Report for the computation of the ratios of earnings to fixed charges.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis (“MD&A”) of SXC Health Solutions Corp. (the “Company”) should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto included in Item 8 of this Annual Report on Form 10-K. This MD&A also contains forward-looking statements and should be read in conjunction with the risk factors described in Item 1A “Risk Factors.”
Certain statements included in this MD&A, including those that express management's objectives and the strategies to achieve those objectives, as well as information with respect to the Company's beliefs, plans, expectations, anticipations, estimates and intentions, constitute “forward-looking statements” within the meaning of applicable securities laws. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management at this time, are inherently subject to significant business, economic and competitive uncertainties and contingencies. We caution that such forward-looking statements involve known and unknown risks, uncertainties and other risks that may cause our actual financial results, performance, or achievements to be materially different from our estimated future results, performance or achievements expressed or implied by those forward-looking statements. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including without limitation, our dependence on, and ability to retain, key customers; our ability to achieve increased market acceptance for our product offerings and penetrate new markets; consolidation in the healthcare industry; the existence of undetected errors or similar problems in our software products; our ability to identify and complete acquisitions, manage our growth, integrate acquisitions and achieve expected synergies from acquisitions; our ability to compete successfully; potential liability for the use of incorrect or incomplete data; the length of the sales cycle for our healthcare software solutions; interruption of our operations due to outside sources; maintaining our intellectual property rights and litigation involving intellectual property rights; our ability to obtain, use or successfully integrate third-party licensed technology; compliance with existing laws, regulations and industry initiatives and future change in laws or regulations in the healthcare industry; breach of our security by third parties; our dependence on the expertise of our key personnel; our access to sufficient capital to fund our future requirements; potential write-offs of goodwill or other intangible assets; and the outcome of any legal proceeding that has been or may be instituted against us. This list is not exhaustive of the factors that may affect any of our forward-looking statements and is subject to change. For additional information with respect to certain of these and other factors, refer to the risk factors described in Item 1A of this Annual Report on Form 10-K.
When relying on forward-looking information to make decisions, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. In making the forward-looking statements contained in this MD&A, the Company does not assume any future significant acquisitions, dispositions or one-time items. It does assume, however, the renewal of certain customer contracts. Every year, the Company has major customer contracts that come up for renewal. In addition, the Company also assumes new customer contracts. In this regard, the Company is pursuing large opportunities that present a very long and complex sales cycle which substantially affects its forecasting abilities. The Company has assumed certain timing for the realization of these opportunities which it thinks is reasonable but which may not be achieved. Furthermore, the pursuit of these larger opportunities does not ensure a linear progression of revenue and earnings since they may involve significant up-front costs followed by renewals and cancellations of existing contracts. The Company has assumed certain revenues which may not be realized. The Company has also assumed that the material factors referred to in the previous paragraph will not cause such forward-looking information to differ materially from actual results or events. There can be no assurance that such assumptions will reflect the actual outcome of such items or factors. Accordingly, investors are cautioned not to put undue reliance on forward-looking statements
THE FORWARD-LOOKING INFORMATION CONTAINED IN THIS MD&A REPRESENTS THE COMPANY'S CURRENT EXPECTATIONS AND, ACCORDINGLY, IS SUBJECT TO CHANGE. HOWEVER, THE COMPANY EXPRESSLY DISCLAIMS ANY INTENTION OR OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING INFORMATION, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS REQUIRED BY APPLICABLE LAW.
All figures are in U.S. dollars unless otherwise stated.
Overview
PBM Business
The Company provides comprehensive PBM services to customers, which include managed care organizations, local governments, unions, corporations, HMOs, employers, workers' compensation plans, third party health care plan administrators, and federal and state government programs through its network of licensed pharmacies throughout the United States. The PBM services include electronic point-of-sale pharmacy claims management, retail pharmacy network management, access to the Company's mail and specialty pharmacies, Medicare Part D services, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, data access and reporting and information analysis. The Company also owns and operates a network of mail and specialty pharmacies.
The mail pharmacies provide members flexibility, privacy, and easy access to their maintenance medications while offering significant plan savings to the customer. These pharmacies provide high quality service, member support and convenient, easy-to-use mail service delivery throughout the U.S. Plan savings for mail service are dependent on plan design features, including co-payments and incentives, and utilization patterns.
The Company's specialty pharmacy offering provides customers the ability to control spending on specialty medications and ensure patients receive the necessary, personalized support for complex medications in one of the fastest growing sectors of pharmaceutical spending through its specialty pharmacy locations. The Company’s specialty therapy medication management program uses a highly-trained and specialized clinical staff organized in disease pods, a patient-centric approach, and evidence based clinical treatment protocols. The patient care team communicates with the patient, patient’s physician, and other caregivers as needed to obtain a complete medical and pharmacy history and then craft an individualized treatment plan, including patient education, counseling and expected therapy outcomes. Plan savings are achieved as the cost for specialty medication using this program is generally lower than retail pricing. In addition, the Company is a national provider of drug benefits to its customers under the federal government’s Medicare Part D program.
Revenue primarily consists of sales of prescription drugs, together with any associated administrative fees, to customers and participants, through the Company’s nationwide network of participating pharmacies or the Company's own mail and specialty pharmacies. Revenue related to the sales of prescription drugs is recognized when the claims are adjudicated and the prescription drugs are shipped. Claims are adjudicated at the point-of-sale using an on-line processing system.
Under the Company’s customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants. As such, the Company does not include participant co-payments paid to non-Company owned pharmacies in revenue or cost of revenue. If we had included co-payments collected at non-Company owned pharmacies in our reported revenue and direct expenses, our operating and net income, consolidated balance sheets and statements of cash flows would not have been affected.
The Company evaluates customer contracts to determine whether it acts as a principal or as an agent in the fulfillment of prescriptions through its participating pharmacy network. The Company acts as a principal in most of its transactions with customers and revenue is recognized at the prescription price (ingredient cost plus dispensing fee) negotiated with customers, plus an administrative fee, if applicable (“gross reporting”). Gross reporting is appropriate when the Company (i) has separate contractual relationships with customers and with pharmacies, (ii) is responsible to validate and manage a claim through the claims adjudication process, (iii) commits to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (iv) manages the overall prescription drug relationship with the patients, who are participants of customers’ plans, and (v) has credit risk for the price due from the customer. In instances where the Company merely administers a customer’s network pharmacy contract to which the Company is not a party and under which the Company does not assume pricing risk and credit risk, among other factors, the Company only records an administrative fee as revenue. For these customers, the Company earns an administrative fee for collecting payments from the customer and remitting the corresponding amount to the pharmacies in the customer’s network. In these transactions, the Company acts as an agent for the customer. As the Company is not the principal in these transactions, the drug ingredient cost is not included in revenue or in cost of revenue (“net reporting”). As such, there is no impact to gross profit based upon whether gross or net reporting is used.
HCIT Business
The Company is also a leading provider of HCIT solutions and services to payors, and other participants in the pharmaceutical supply chain in North America. The Company’s product offerings include a wide range of software products for managing prescription drug programs and for drug prescribing and dispensing. The Company’s solutions are available on a license basis with on-going maintenance and support or on a transaction fee basis using an Application Service Provider (“ASP”) model. The Company’s payor customers include managed care organizations, Blue Cross Blue Shield organizations, government agencies, employers and intermediaries such as pharmacy benefit managers. The solutions offered by the Company’s services assist payors in managing the complexity and reducing the cost of their prescription drug programs and dispensing activities.
Profitability of the HCIT business depends primarily on revenue derived from transaction processing services, software license sales, hardware sales, maintenance, and professional services. Recurring revenue remains a cornerstone of the Company’s business model and consists of transaction processing services and maintenance. Growth in revenue from recurring sources has been driven primarily by growth in the Company’s transaction processing business in the form of claims processing for its payor customers. Through the Company’s transaction processing business, where the Company is generally paid based on the volume of transactions processed, the Company continues to benefit from the growth in pharmaceutical drug use in the United States. The Company believes that aging demographics and increased use of prescription drugs will continue to benefit the transaction processing business. In addition to benefiting from this industry growth, the Company continues to focus on increasing recurring revenue in the transaction processing area by adding new transaction processing customers to its existing customer base. The recognition of revenue depends on various factors including the type of service provided, contract parameters, and any undelivered elements.
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
Industry Overview
The PBM and pharmacy industries are intensely competitive, generally resulting in continuous pressure on gross profit as a percentage of total revenue. In recent years, industry consolidation and dramatic growth in managed healthcare have led to increasingly aggressive pricing of PBM services. Given the pressure on all parties to reduce healthcare costs, the Company expects this competitive environment to continue for the foreseeable future. In order to remain competitive, the Company looks to continue to drive purchasing efficiencies of pharmaceuticals to improve operating margins, and target the acquisition of other businesses to achieve its strategy of expanding its product offerings and customer base. The Company also looks to retain and expand its customer base by improving the quality of service provided by enhancing its solutions and lowering the total drug spend for customers.
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
The complicated environment in which the Company operates presents it with opportunities, challenges, and risks. The Company’s clients are paramount to its success; the retention of existing and winning of new clients and members poses the greatest opportunity, and the loss thereof represents an ongoing risk. The preservation of the Company’s relationships with pharmaceutical manufacturers and the Company's network of participating pharmacies is very important to the execution of its business strategies. The Company’s future success will hinge on its ability to drive volume at its mail and specialty pharmacies and increase generic dispensing rates in light of the significant brand-name drug patent expirations expected to occur over the next several years. The Company’s ability to continue to provide innovative and competitive clinical and other services to clients and patients, including the Company’s active participation in the Medicare Part D benefit and the rapidly growing specialty pharmacy industry, also plays an important part in the Company’s future success.
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
The Company operates in a competitive environment where clients and other payors seek to control the growth in the cost of providing prescription drug benefits. The Company’s business model is designed to reduce the level of drug cost. The Company helps manage drug cost primarily by its programs designed to maximize the substitution of expensive brand drugs with equivalent but much lower cost generic drugs, obtaining competitive discounts from suppliers, securing rebates from pharmaceutical manufacturers and third party rebate administrators, securing discounts from retail pharmacies, applying the Company’s sophisticated clinical programs, and efficiently administering prescriptions dispensed through the Company’s mail and specialty pharmacies.
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
Leading technology and platform:  The Company’s technology is robust, scalable, and web-enabled. The Company’s payor offerings efficiently supported over 558 million transactions in 2011. The platform is able to instantly cross-check multiple processes, such as reviewing claim eligibility, adverse drug reaction and properly calculating member, pharmacy and payor payments. The Company’s technology is built on flexible, database-driven rule sets and broad functionality applicable for most any type of business. The Company believes it has one of the most comprehensive claims processing platforms in the market.
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
Selected trends and highlights for the year ended December 31, 2011 compared to the same period in 2010
Business trends
Our results for the year ended December 31, 2011 reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics, low-cost brands and mail and specialty pharmacies. The positive trends we saw in 2010, including lower drug purchasing costs and increased generic usage, have continued to offset the negative impact of various marketplace forces affecting pricing and plan structure, among other factors, and thus we were able to continue to generate improvements in our results of operations. Additionally, as the regulatory environment evolves, we will continue to make significant investments designed to keep us ahead of the competition.
We successfully implemented our largest customer, HealthSpring, at the beginning of 2011, and have continued to fully integrate our recent acquisitions of MedfusionRx, LLC ("MedfusionRx"), MedMetrics Health Partners, Inc. ("Medmetrics"), PTRX, Inc. ("PTRX") and SaveDirectRx, Inc. ("SaveDirectRx") into our business. These events have helped drive overall growth in our top line revenue as well as in our overall operating results. We also continue to benefit from better management of ingredient costs through increased competition among generic manufacturers. The average generic dispensing rate ("GDR"), or the number of generic prescriptions as a percentage of the total number of prescriptions dispensed, for SXC clients reached 78% in 2011, a 2% trend increase from 2010. This increase was achieved through a broad range of plan design solutions, helped considerably by a continuing wave of major generic releases.
Financial results
Total revenue in 2011 was $5.0 billion as compared to $1.9 billion in 2010. The increase is largely attributable to an increase in PBM revenue of $3.0 billion due primarily to the implementation of the HealthSpring contract on January 1, 2011, recent acquisitions, as well as organic growth driven by volume from the Company's PBM customers. As a result, the Company's adjusted prescription claim volume increased 91.0% in 2011 to 91.7 million from 48.0 million during 2010. Adjusted prescription claim volume equals the Company's retail and specialty pharmacy prescriptions, plus mail pharmacy prescriptions multiplied by three. The mail pharmacy prescriptions are multiplied by three to adjust for the fact that they typically include approximately three times the amount of product days supplied compared with retail and specialty prescriptions.
The Company reported net income of $91.8 million, or $1.46 per share (fully-diluted), for the year ended December 31, 2011 compared to $64.7 million, or $1.03 per share (fully-diluted), for the same period in 2010. Net income is higher for the year ended December 31, 2011 as compared to the same period in 2010 due to higher gross profit attributable to an increase in PBM revenues from new customer starts, increased volume in the PBM segment due to organic growth of existing customers and from recent acquisitions. These increases were offset by an increase in SG&A expense to support the new business growth, as well as increased amortization of intangibles recognized in connection with our recent acquisitions. Amortization expense included in net income was $16.4 million in 2011 as compared to $7.9 million in 2010.
Operating income increased $42.0 million, or 42.7%, in 2011 to $140.6 million as compared to $98.5 million in 2010. This increase was driven by increased gross profit in the PBM segment due to new customer starts as compared to 2010, offset by an increase in SG&A expense and amortization expense due to the acquisitions of MedfusionRx, MedMetrics, PTRX and SaveDirectRx.
Strong operational results, driven by an increasing customer base, focus on cost control and strong attention to cash management yielded operating cash flow of $94.7 million in 2011.

Business combinations
Subsequent to the end of the Company's current reporting period, in January 2012, the Company completed the acquisition of all of the outstanding equity interests of HealthTran LLC (“HealthTran”), in exchange for $250 million in cash, subject to certain customary post-closing adjustments, in each case upon the terms and subject to the conditions contained in the HealthTran Purchase Agreement. HealthTran was an existing HCIT customer and utilizes one of the Company's platforms for its claims adjudication services.
On October 3, 2011, the Company completed its acquisitions of PTRX, a full-service PBM, and its exclusive mail-order pharmacy provider, SaveDirectRx, both based in San Antonio, Texas. The aggregate purchase price was $77.2 million in cash, subject to certain customary post-closing adjustments, with an opportunity for the former owners of SaveDirectRx to earn an additional $4.5 million, subject to the achievement of certain performance targets through 2012. The acquisitions of PTRX and SaveDirectRx are in line with the Company's strategy to acquire assets that currently utilize the Company's technology platform in order to ease the integration into the Company's business. Further, these acquisitions will allow the Company to extend, increase and expand its presence in the southwestern part of the U.S. and continue to expand its mail pharmacy business.
On June 1, 2011, the Company completed its acquisition of substantially all of the assets of MedMetrics, the full-service PBM subsidiary of Public Sector Partners, Inc., which is affiliated with a major medical school. The acquisition of MedMetrics is consistent with the Company's strategy to acquire assets that currently utilize the Company's technology platform, which allows for an efficient integration into the Company's business, and has provided the Company the opportunity to sell additional services, such as rebates, mail and specialty services, to MedMetrics'

customers. The acquisition has also helped increase and expand the Company's footprint in the northeastern part of the U.S.
On December 28, 2010, the Company completed its acquisition of MedfusionRx, a specialty pharmacy provider with expertise in providing clinical services to patients with complex chronic conditions. The purchase price for MedfusionRx was $101.5 million in cash, with an opportunity for the former owners of MedfusionRx to earn an additional $5.5 million in cash, subject to the satisfaction of certain performance targets in the 2012 fiscal year, upon the terms and subject to the conditions contained in the MedfusionRx Purchase Agreement. The acquisition has helped transform the Company's specialty pharmacy business by expanding its presence and enhancing its capabilities in the rapidly growing specialty sector of the pharmacy industry.
Recent developments
On January 31, 2012, Cigna Corporation (“Cigna”) announced it has completed its acquisition of HealthSpring in an all-cash transaction. HealthSpring accounted for 40.0% of the Company's total revenues for the year ended December 31, 2011. The Company's contract with HealthSpring (the “HealthSpring contract”) was effective on January 1, 2011 and has an initial three-year term (with two additional one-year extensions). Neither party to the HealthSpring contract has the right to terminate the agreement prior to the end of the initial term, except in the event of a material breach. While the Company does not currently anticipate any adverse impact to its financial results through the initial term of the HealthSpring contract, we can give no assurances that we will be able to continue to generate a substantial portion of our revenues from HealthSpring for the foreseeable future, or that we will be able to extend or renew the HealthSpring contract past the initial period.
On December 16, 2011, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMCB”), as a lender and as administrative agent, Bank of America, N.A., SunTrust Bank, Fifth Third Bank, PNC Bank, N.A. and The Toronto-Dominion Bank, as lenders and co-syndication agents, Barclays Bank PLC, Morgan Stanley Bank, N.A., Credit Suisse AG, Cayman Islands Branch, The Northern Trust Company, PNC Bank Canada Branch, U.S. Bank National Association and U.S. Bank National Association, Canadian Branch, as lenders, other lenders from time to time party thereto (collectively the "Lenders") and J.P. Morgan Securities LLC, as sole bookrunner and sole lead arranger, with respect to a new five-year senior unsecured revolving credit facility (the “Revolving Credit Facility”). The Credit Agreement provides that, upon the terms and subject to the conditions set forth therein, the Lenders will make loans to the Company from time to time, with an initial aggregate revolving commitment of $350 million, subject to increase from time to time up to a maximum aggregate revolving commitment of $450 million. The Company will use the proceeds from the Revolving Credit Facility for general corporate purposes. On January 3, 2012, the Company borrowed $0 million under the Revolving Credit Facility to pay a portion of the consideration in connection with the acquisition of HealthTran and certain transaction fees and expenses related to the acquisition.
On May 11, 2011, at the Annual and Special Meeting of Shareholders, the Company’s shareholders approved an amendment to the SXC Health Solutions Corp. Long Term Incentive Plan ("LTIP") to increase the number of common shares available for issuance under the LTIP by 1,800,000.
Results of Operations

	Years Ended December 31,
	2011	2010	2009
	In thousands, except per share data
Revenue	$4,975,496	$1,948,389	$1,438,634
Cost of revenue	4,666,008	1,734,334	1,252,034
Gross profit	309,488	214,055	186,600
Product development costs	14,331	12,428	11,951
SG&A	131,457	89,254	85,797
Depreciation of property and equipment	6,744	5,995	5,811
Amortization of intangible assets	16,385	7,856	9,724
Operating income	140,571	98,522	73,317
Interest income	(502)	(727)	(756)
Interest expense and other expense, net	2,779	1,693	5,988
Income before income taxes	138,294	97,556	68,085
Income tax expense	46,508	32,821	22,024
Net income	$91,786	$64,735	$46,061
Diluted earnings per share	$1.46	$1.03	$0.86
Revenue
Revenue increased $3.0 billion, or 155.4%, to $5.0 billion during 2011 from $1.9 billion in 2010, primarily due to the implementation of the previously announced HealthSpring contract on January 1, 2011, recent acquisitions and organic growth from increased sales efforts, and other new customer starts during 2011. As a result of the increased business, the Company's adjusted prescription claim volume increased 91.0% to 91.7 million from 48.0 million during 2010.
Revenue increased $509.8 million, or 35.4%, to $1.9 billion during 2010 as compared to 2009 primarily due to new customer starts during 2010. Revenues also increased in 2010 compared to 2009 due to an increase in new PBM services sold to several existing HCIT customers as a result of synergies between the HCIT and PBM segments which allowed the Company to focus on offering a broader array of products and services to the Company's customers.
Cost of Revenue
Cost of revenue increased $2.9 billion, or 169.0%, to $4.7 billion during 2011 from $1.7 billion in 2010, primarily due to the increased revenues from the PBM segment. As a percentage of revenue, cost of revenue was 93.8% and 89.0% for the years ended December 31, 2011 and 2010, respectively. The increase in cost of revenue as a percentage of revenue was mainly due to lower margins earned on new customer additions, principally related to the large increase in transactions under the Healthspring contract. Cost of revenue related to prescriptions dispensed through our network of participating pharmacies is comprised of the contractual cost of drugs dispensed by, and professional fees paid to, those participating pharmacies. Cost of revenue for our mail and specialty pharmacies consists primarily of the cost of prescriptions dispensed as well as costs incurred to process and dispense those prescriptions. All costs incurred for prescriptions dispensed at participating pharmacies as well as our mail and specialty pharmacies are net of any rebate amounts earned from pharmaceutical manufacturers or third-party rebate administrators. Cost of revenue for the HCIT segment relates primarily to the cost of labor to deliver the services provided.
During 2010, cost of revenue increased $482.3 million, or 38.5%, to $1.7 billion as compared to $1.3 billion in 2009. The increase in cost was consistent with the increased revenues during 2010, which was driven by the increased revenues from the PBM segment as a result of new customer starts in 2010 and additional services sold to existing customers.
Gross Profit
Gross profit increased $95.4 million, or 44.6%, to $309.5 million during 2011, mainly due to an increase in PBM gross profit of $96.9 million, or 60.7%, which was generated from the increased adjusted prescription claim volume from the implementation of the HealthSpring contract, recent acquisitions as well as other new customer starts. Consolidated gross profit percentage decreased from 11.0% of revenue for the year ended December 31, 2010 to 6.2% of revenue for the year ended December 31, 2011, as a result of the reduced gross profit percentage of the PBM segment. The PBM segment's gross profit percentage decreased due to the low gross profit percentage generated by the HealthSpring contract. While the gross profit percentage of the HealthSpring contract is lower than the Company's historical gross profit percentage, it brings a large volume of business to the Company. Additionally, the Company continues to increase the percentage of its revenues that are derived from the PBM segment as compared to the HCIT segment. Producing a greater percentage of the Company's total gross profit from PBM lowers the Company's consolidated gross profit percentage since these revenues carry a lower gross profit percentage as compared to HCIT revenues. As PBM revenues grow as a percentage of the Company's total revenues and gross profit, gross profit as a percentage of revenue will decrease.
Gross profit increased $27.5 million, or 14.7%, to $214.1 million during 2010 from 2009, mostly due to incremental PBM revenues. Gross profit percentage decreased from 13.0% of revenue for the year ended December 31, 2009 to 11.0% of revenue for the year ended December 31, 2010, as a result of the PBM business producing a greater percentage of the Company's total gross profit.
Product Development Costs
Product development costs for the year ended December 31, 2011 were $14.3 million compared to $12.4 million for the year ended December 31, 2010, and $12.0 million for the year ended December 31, 2009. Product development costs represent the cost of labor related to development activities and includes stock-based compensation cost of $0.1 million for the year end December 31, 2011 and $0.2 million for each of the years ended December 31, 2010 and 2009. Driving the change in product development expense between the years ended December 31, 2011 and 2010 was an increase in resources due to additional development initiatives. Product development continues to be a key focus of the Company as it continues to pursue enhancements of existing products, as well as the development of new offerings, to support market expansion and to take advantage of cross-selling opportunities within its existing customer base.
SG&A Costs
SG&A costs for the year ended December 31, 2011 were $131.5 million compared to $89.3 million and $85.8 million for the years ended December 31, 2010 and 2009, respectively. SG&A costs consist primarily of employee costs in addition to professional services costs, facilities and costs not related to cost of revenue. SG&A costs have increased $42.2 million, or 47.3%, from 2010 to 2011 due to the addition of operating costs related to the Company's recent acquisitions that were not present during 2010, as well as additional resources added to support the growth of the PBM segment. SG&A costs also include stock-based compensation cost of $8.7 million, $4.9 million and $2.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in stock-based compensation was due to additional awards granted and increasing fair values per award.
Depreciation
Depreciation expense relates to property and equipment used in all areas of the Company except for those depreciable assets directly related to the generation of revenue, which is included in the cost of revenue in the consolidated statements of operations. Depreciation expense increased $0.7 million to $6.7 million  for the year ended December 31, 2011 from $6.0 million for the same period in 2010, and depreciation expense for the year ended December 31, 2010 increased $0.2 million from $5.8 million for the same period in 2009. The increases in 2011 and 2010 were primarily due to purchases related to the Company’s expansion of its data centers and information technology equipment to expand network capacity.
Amortization
Amortization expense for the year ended December 31, 2011 increased $8.5 million, or 108.6%, to $16.4 million compared to $7.9 million for the year ended December 31, 2010, mainly due to amortization of intangible assets acquired in the MedfusionRx, PTRX and SaveDirectRx acquisitions. These intangible assets are amortized in line with their estimated future economic benefits, which for certain assets is greater at the beginning of their life versus the end. Amortization expense for the year ended December 31, 2010 was $7.9 million compared to $9.7 million for the year ended December 31, 2009. The decrease from 2009 to 2010 was due to many of the intangibles being amortized at a declining rate using a future economic benefit model instead of a straight- line methodology.
Refer to Note 6-Goodwill and Other Intangible Assets in the notes to the consolidated financial statements for more information on amortization expected in future years.
Interest Income and Expense and Other Expense, net
Interest income remained fairly flat for the years ended December 31, 2011, 2010 and 2009, due primarily to interest rates remaining at similar levels in each year. Interest expense and other expense, net, increased $1.1 million to $2.8 million for the year ended December 31, 2011 compared to the same period in 2010, primarily due to increased banking fees driven by a higher number of transactions as a result of business added from recent acquisitions and growth in the PBM segment. Interest expense and other expense, net, decreased $4.3 million to $1.7 million, respectively, for the year ended December 31, 2010 compared to the same period in 2009, due to the extinguishment of the Company's long-term debt in the fourth quarter of 2009.
Income Taxes
The Company recognized income tax expense of $46.5 million for the year ended December 31, 2011, representing an effective tax rate of 33.6%, compared to $32.8 million, representing an effective tax rate of 33.6%, for the same period in 2010.
The effective tax rate increased to 33.6% during the year ended December 31, 2010 compared to 32.3% for the same period in 2009, primarily due to the diminishing impact of the income tax benefit related to certain acquisitions, as well as an increase in taxable income and changes in the proportion of overall income among jurisdictions.
Segment Analysis
The Company manages its business in two segments: PBM and HCIT, and evaluates segment performance based on revenue and gross profit. Information about the Company’s reportable segments for the years ended December 31, 2011, 2010 and 2009 is presented below:

PBM	Years Ended December 31,
(dollars in thousands)	2011	2010	2009
Revenue	$4,859,243	$1,841,600	$1,335,961
Cost of revenue	4,602,662	1,681,944	1,197,757
Gross profit	$256,581	$159,656	$138,204
Gross profit %	5.3%	8.7%	10.3%
Revenue was $4.9 billion for the year ended December 31, 2011 as compared to $1.8 billion for the same period in 2010. The $3.0 billion, or 163.9%, increase in revenue is primarily due to the PBM segment's prescription claim volume increasing 91.0% to 91.7 million from 48.0 million during 2010. The prescription claim volume increase was due to new customer contracts which started during 2011, lead by the implementation of the HealthSpring contract on January 1, 2011.
Revenue increased $505.6 million, or 37.8%, for the year ended December 31, 2010 as compared to the same period in 2009 due to new customer starts during 2010, as well as an increase in PBM services sold to several HCIT customers during 2010. As contracts with these existing customers were renewed or renegotiated to provide for additional PBM services, revenue derived from these customers' contracts was moved from the HCIT segment to the PBM segment.
Cost of revenue was $4.6 billion for the year ended December 31, 2011, compared to $1.7 billion for the same period in 2010, an increase of $2.9 billion, or 173.7%, in line with the increase in PBM revenue. Cost of revenue is predominantly comprised of the cost of prescription drugs. As a percentage of revenue, cost of revenue was 94.7% and 91.3% for the years ended December 31, 2011 and 2010, respectively. The increase in the cost of revenue as a percentage of revenue was primarily due to lower margins earned on new customer additions in 2011. Generally, new customer additions start at lower margins due to costs incurred to bring in the new business. This was partially offset by the increased use of lower cost generic drugs. Generic drug usage continues to be a focus of the industry, and the Company, to help drive down health care costs to our customers. The average GDR for PBM clients reached 78% in 2011, a 2% increase from 2010. This increase was achieved through a broad range of plan design solutions, helped considerably by a continuing wave of major generic releases. The Company will continue to seek opportunities for increased generic prescription drug usage to help reduce overall prescription drug costs to its customers and the Company.
For the year ended December 31, 2010, compared to the same period in 2009, cost of revenue increased $484.2 million, or 40.4%. The increase was in line with the increase in PBM revenues during this period. As a percentage of revenue, cost of revenue was 91.3% and 89.7% for the years ended December 31, 2010 and 2009, respectively. The increase in the cost of revenue as a percentage of revenue was due to lower margins earned on new customer starts in 2010.
Gross profit was $256.6 million for the year ended December 31, 2011, compared to $159.7 million for the same period in 2010. Gross profit increased $96.9 million, or 60.7%, due to growth in the customer base in 2011 compared to the same period in 2010. Gross profit percentage was 5.3% and 8.7% for the years ended December 31, 2011 and 2010, respectively. Gross profit percentage decreased during 2011 as compared to 2010 due to newer business being added at lower margins, driven by the implementation of the HealthSpring contract in 2011, which carries a significantly lower gross profit percentage than the Company's historical book of business.
During the year ended December 31, 2010, gross profit increased $21.5 million, or 15.5%, compared to gross profit for the same period in 2009. This growth was primarily due to expansion of the customer base in 2010 compared to the same period in 2009. Gross profit percentage was 8.7% and 10.3% for the years ended December 31, 2010 and 2009, respectively, which was lower in 2010 versus 2009 primarily due to newer business brought on at a lower gross profit percentage as compared to existing customers.

HCIT	Years Ended December 31,
(dollars in thousands)	2011	2010	2009
Revenue	$116,253	$106,789	$102,673
Cost of revenue	63,346	52,390	54,277
Gross profit	$52,907	$54,399	$48,396
Gross profit %	45.5%	50.9%	47.1%
Total HCIT revenue increased $9.5 million, or 8.9%, for the year ended December 31, 2011 as compared to the same period in 2010, and revenue increased $4.1 million, or 4.0%, for the year ended December 31, 2010 as compared to the same period in 2009. Revenues increased during both periods mainly due to an increase in transaction processing revenues. Transaction processing revenue consists of claims processing and generally increases as a result of the launch of new contracts as well as increased volumes of services provided to existing customers.
Cost of revenue increased 20.9% to $63.3 million for the year ended December 31, 2011 from $52.4 million for the year ended December 31, 2010. Cost of revenue includes the direct support costs for the HCIT business as well as depreciation expense of $2.7 million and $2.4 million for the years ended December 31, 2011 and 2010, respectively. In addition, cost of revenue includes stock-based compensation expense of $0.6 million and $0.7 million for the years ended December 31, 2011 and 2010, respectively. Cost of revenue increased during 2011 as compared to 2010 mainly due to the increased revenues.
Cost of revenue decreased 3.5% to $52.4 million for the year ended December 31, 2010 from $54.3 million for the year ended December 31, 2009. Included in the costs for the HCIT segment was depreciation expense of $2.4 million and $2.2 million for the years ended December 31, 2010 and 2009, respectively, as well as stock-based compensation expense of $0.7 million in each of the years ended December 31, 2010 and 2009. Cost of revenue decreased during 2010 as compared to 2009 mainly due to the continued focus by the Company to contain costs, as well as the conversion of some HCIT customers' contracts to the PBM segment, which transferred the associated revenue and costs to support these customers into the PBM segment.
Gross profit decreased $1.5 million, or 2.7%, to $52.9 million for the year ended December 31, 2011 as compared to $54.4 million for the same period in 2010. Gross profit percentage was 45.5% for the year ended December 31, 2011, as compared to 50.9% for the same period in 2010. Gross profit and gross profit percentage decreased for the year ended December 31, 2011, compared to the same period in 2010, due to the change in revenue mix.
Gross profit increased $6.0 million, or 12.4%, to $54.4 million for the year ended December 31, 2010 as compared to $48.4 million for the same period in 2009, and gross profit percentage was 50.9% for the year ended December 31, 2010, as compared to 47.1% for the same period in 2009. Gross profit and gross profit percentage increased for the year ended December 31, 2010, compared to the same period in 2009, due to changes in the revenue mix within HCIT as well as additional revenues earned for meeting certain contractual performance conditions during 2010.
Non-GAAP Measures
The Company reports its financial results in accordance with GAAP, but Company management also evaluates and makes operating decisions using EBITDA, Adjusted EBITDA and Adjusted EPS. The Company's management believes that these measures provide useful supplemental information regarding the performance of business operations and facilitates comparisons to its historical operating results. The Company also uses this information internally for forecasting and budgeting as it believes that the measures are indicative of the Company's core operating performance. Note however, that these items are performance measures only, and do not provide any measure of the Company's cash flow or liquidity. Non-GAAP financial measures should not be considered as a substitute for measures of financial performance in accordance with GAAP, and investors and potential investors are encouraged to review the reconciliations of EBITDA, Adjusted EBITDA and Adjusted EPS that are included below.
EBITDA and Adjusted EBITDA Reconciliation
EBITDA and Adjusted EBITDA are non-GAAP measures that management believes are useful supplemental measure of operating performance. EBITDA consists of earnings prior to interest income, interest expense and other expense, net, income taxes, depreciation, amortization, and the Company adds back stock-based compensation expenses to reach Adjusted EBITDA. Management believes it is useful to exclude depreciation, amortization, interest income and interest expense and other expense, net, as these are essentially fixed amounts that cannot be influenced by management in the short term. In addition, management believes it is useful to exclude stock-based compensation as this is a non-cash expense.

The following is a reconciliation of the Company's reported net income to EBITDA and adjusted EBITDA for the years ended December 31, 2011, 2010 and 2009.

EBITDA and Adjusted EBITDA Reconciliation	Years Ended December 31,
(in thousands)	2011	2010	2009
Net Income (GAAP)	$91,786	$64,735	$46,061
Add:
Amortization of intangible assets	16,385	7,856	9,724
Depreciation of property and equipment	9,492	8,439	8,014
Interest income	(502)	(727)	(756)
Interest expense and other expense, net	2,779	1,693	5,988
Income tax expense	46,508	32,821	22,024
EBITDA	$166,448	$114,817	$91,055
Stock-based compensation	9,445	5,895	3,657
Adjusted EBITDA	$175,893	$120,712	$94,712

EBITDA and Adjusted EBITDA increased $51.6 million and $55.2 million, respectively, for the year ended December 31, 2011 compared the same period of 2010, primarily due to an increase in sales within the PBM segment, driven by he implementation of the HealthSpring contract on January 1, 2011, recent acquisitions and other new contract starts during the year.
EBITDA and Adjusted EBITDA increased $23.8 million and $26.0 million, respectively, for the year ended December 31, 2010, compared to the same period of 2009. The growth in EBITDA and Adjusted EBITDA was related primarily to new contract starts during 2010 and improved purchasing efficiencies on prescription drugs.

Adjusted EPS Reconciliation

Adjusted EPS adds back the impact of all amortization of intangible assets, net of tax. Amortization of intangible assets arises from the acquisition of intangible assets in connection with the Company's business acquisitions. The Company excludes amortization of intangible assets from non-GAAP adjusted EPS because it believes (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of the Company's business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired intangible assets. Investors should note that the use of these intangible assets contributes to revenue in the period presented as well as future periods and should also note that such expenses will recur in future periods. Below is a reconciliation of the Company's reported net income to Non-GAAP net income and the related adjusted EPS for the years ended December 31, 2011 , 2010 and 2009.

Adjusted EPS Reconciliation	Years Ended December 31,
(in thousands, except per share data)	2011		2010		2009
	Operational Results	Per Diluted Share	Operational Results	Per Diluted Share	Operational Results	Per Diluted Share

Net Income (GAAP)	$91,786	$1.46	$64,735	$1.03	$46,061	$0.86
Amortization of intangible assets	16,385	0.26	7,856	0.12	9,724	0.18
Tax effect of reconciling item	(5,505)	(0.09)	(2,640)	(0.04)	(3,141)	(0.06)
Non-GAAP Net-Income	$102,666	$1.63	$69,951	$1.11	$52,644	$0.98
Adjusted EPS for the year ended December 31, 2011 was $1.63 as compared to $1.11 in the same period of 2010. Increased gross profit earned from the expansion of the Company's PBM business, as well as recent acquisitions of MedfusionRx and PTRX, helped improve the Company's adjusted EPS during 2011. This was partially offset by increased costs incurred to support the Company's increased business, as well as the increase in the number of diluted shares outstanding during 2011 as compared to 2010.
Adjusted EPS for the year ended December 31, 2010 was $1.11 as compared to $0.98 for the same period in 2009. Increased gross profit from an increased customer base within the PBM segment was the main driver of the adjusted EPS increase in 2010 over 2009.
Liquidity and Capital Resources
The Company’s sources of liquidity have primarily been cash provided by operating activities, proceeds from its public offerings, stock option exercises, and proceeds from credit facilities. On December 16, 2011, the Company entered into a Credit Agreement and Revolving Credit Facility with an initial aggregate revolving commitment of $350 million, subject to increase from time to time up to a maximum aggregate revolving commitment of $450 million. The Company will use the proceeds from borrowings under the Revolving Credit Facility for general corporate purposes. As of December 31, 2011, no amount was outstanding under the Revolving Credit Facility. See Note 8 - Long-Term Liabilities to the consolidated financial statements for additional information regarding the Revolving Credit Facility. The Company’s principal uses of cash have been to fund working capital, finance capital expenditures, satisfy contractual obligations and to meet acquisition and investment needs. The Company anticipates that these uses will continue to be the principal demands on cash in the future.

At December 31, 2011 and 2010, the Company had cash and cash equivalents totaling $341.4 million and $321.3 million, respectively. In October 2011, the Company completed its acquisitions of PTRX and SaveDirectRx. The Company disbursed approximately $77.2 million from cash on hand in order to complete these acquisitions. As disclosed previously, subsequent to the end of the current reporting period, the Company completed its acquisition of HealthTran. The Company disbursed approximately $250 million from cash on hand and available revolver borrowings in order to complete this acquisition. The Company drew $100 million from its Revolving Credit Facility in January 2012 to partially fund the HealthTran acquisition. The Company believes that its cash on hand, together with cash generated from operating activities, and the amount remaining on its Revolving Credit Facility, will be sufficient to support planned operations for the foreseeable future.
At December 31, 2011, cash and cash equivalents consist of cash on hand, deposits in banks and bank term deposits with original maturities of 90 days or less. During the first quarter of 2010, the Company repositioned its funds previously placed in money market funds and moved the funds into cash on deposit accounts. The Company assessed that it would earn a greater return from cash on deposit accounts due to the historically low rates paid on the U.S. money market funds. Further, the Company reduced expenses by moving the funds to cash on deposit accounts as the fees charged for those accounts are lower than for U.S. money market fund accounts.
As of December 31, 2011, all of the Company’s cash and cash equivalents were exposed to market risks, primarily changes in U.S. interest rates. Declines in interest rates over time would reduce interest income related to these balances.
Consolidated Balance Sheets
Selected balance sheet highlights at December 31, 2011 are as follows:

•
Accounts receivable are made up of trade accounts receivable from our customers. Accounts receivable increased $118.3 million to $240.4 million at December 31, 2011 from $122.2 million at December 31, 2010, driven by increases in revenue of $3.0 billion during the year ended December 31, 2011, as a result of increased PBM revenue from new customer starts in 2010, as well as additional sales generated at the mail and specialty pharmacies driven by the acquisition of MedfusionRx. The accounts receivable balance is impacted by changes in revenues, as well as the timing of collections, and is continually monitored by the Company to ensure timely collections and to assess the need for any changes to the allowance for doubtful accounts.

•
Rebates receivable of $33.8 million relate to billed and unbilled PBM receivables from pharmaceutical manufacturers and third party administrators in connection with the administration of the rebate program where the Company is the principal contracting party. The receivable and related payables are based on estimates, which are subject to final settlement. Rebates receivable decreased $0.4 million to $33.8 million from $34.2 million at December 31, 2010, due primarily to the timing of payments from pharmaceutical manufacturers and third party administrators. The Company does not process rebates for all PBM customers and accordingly the rebates receivable balance does not always fluctuate proportionately with changes in revenues and prescription claim volumes.

•
The Company’s inventory balance of $19.6 million consists predominantly of prescription drugs and medical supplies at its mail and specialty pharmacy locations. As of December 31, 2011, the inventory balance has increased $10.8 million from $8.7 million at December 31, 2010, mainly due to the increased business at the Company's mail and specialty pharmacy locations as a result of increased volume from PBM customers and growth from recent acquisitions. Changes in the inventory balance from period to period are caused by some seasonality in certain products, taking advantage of buying opportunities, and changing inventory levels due to customer demands.

•
The accounts payable balance of $19.7 million represents amounts owed to the Company's suppliers for prescription drugs at the mail and specialty pharmacy locations, as well as amounts due to vendors for general operating expenses. As of December 31, 2011, the accounts payable balance has decreased $11.3 million from $30.9 million at December 31, 2010, mainly due to the timing of payments made for purchases of prescriptions drugs from the Company's suppliers.

•
Pharmacy benefit management rebates payable represents amounts owed to PBM customers for rebates from pharmaceutical manufacturers and third party administrators where the Company administers the rebate program on the customer’s behalf, and the Company is the principal contracting party. The payables are based on estimates, which are subject to final settlement. Pharmacy benefit management rebates payable decreased $2.1 million to $59.2 million at December 31, 2011, from $61.4 million at December 31, 2010, due to timing of when rebates were paid, offset by increases in rebate rates and volumes. Similar to the change in rebates receivable, the Company does not process rebates for all customers, and accordingly the rebates payable balance does not always fluctuate proportionately with changes in revenues and prescription claim volumes.

•
Pharmacy benefit claims payable of $199.7 million predominantly relates to amounts owed to our participating pharmacy network for prescription drug costs and dispensing fees in connection with prescriptions dispensed by the participating pharmacies for the Company’s PBM segment customers when the Company is the principal contracting party with the pharmacy. Pharmacy benefit claims payable increased $115.1 million from $84.6 million at December 31, 2010, due to increased transaction volumes during 2011 driven by new customer contracts, as well as the timing of payments to the participating pharmacies.

Cash flows from operating activities
For the year ended December 31, 2011, the Company generated $94.7 million of cash through its operations. Cash provided by operating activities has decreased slightly by $1.6 million compared to the same period in 2010. Operating cash flow consists mainly of net income which increased $27.1 million from $64.7 million for 2010. This increase is attributed to the increased transaction volume, and associated increase in gross profit, in the PBM segment propelled by new customer starts during 2011, as well as the additional business generated as a result of the Company's recent acquisitions. Cash from operations decreased due to an increase in accounts receivable of $110.5 million as a result of the increase in pharmacy transactions in the PBM segment from new customer starts during 2011 and the timing of when the Company received payments on its accounts receivable balances. This decrease in cash from operations was offset by an increase in pharmacy benefit claims payable of $115.1 million as a result of the increased volume of pharmacy transactions during 2011 and the timing of when payments are made for these transactions.
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
For the year ended December 31, 2010, the Company generated $96.3 million of cash through its operations. Cash provided by operating activities increased $9.9 million compared to the same period in 2009, mainly due to the increased profitability of the Company. Net income increased $18.6 million from $46.1 million during 2009. This increase was mainly due to increased transaction volume from new customer starts. Additionally, cash from operations increased due to an increase in pharmacy benefit rebates and claims payable of $14.8 million and $22.9 million, respectively, as a result of the increased volume of pharmacy transactions during 2010 and the timing of when payments are made for these transactions. These increases in cash from operations were offset by an increase in accounts receivable of $9.5 million due to the increase in pharmacy transactions in the PBM segment resulting from new customer starts during 2010 and the timing of when the Company received payments on its accounts receivable balances.
Cash flows from investing activities
For the year ended December 31, 2011, the Company used $89.5 million of cash for investing activities, which consisted primarily of cash used to acquire PTRX, SaveDirectRx and Medmetrics. Additionally, the Company used $9.7 million for purchases of property and equipment to support increased transaction volume.
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
For the year ended December 31, 2009, the Company used $15.8 million of cash for investing activities, which consisted primarily of of $9.0 million for purchases of property and equipment to support increased transaction volume, and $5.1 million to purchase short-term investments.
Cash flows from financing activities
For the year ended December 31, 2011, the Company generated $14.9 million of cash from financing activities, which mainly consisted of proceeds from the exercise of stock options of $5.7 million and a $10.8 million tax benefit on the exercise of stock options.
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
For the year ended December 31, 2009, the Company generated $166.2 million of cash from financing activities, which consisted of $203.1 million in net proceeds from the public offering of 10,350,000 common shares in September 2009. In addition to the cash generated from the public offering, cash inflows from financing activities included proceeds from the exercise of stock options of $6.3 million and a $4.5 million tax benefit on the exercise of stock options. These were partially offset by the repayment of all of the Company's long term debt of $47.6 million.
Future Capital Requirements
The Company’s future capital requirements depend on many factors, including its product development programs. The Company expects to fund its operating and working capital needs, and business growth requirements through cash flow from operations, its cash and cash equivalents on hand and its Revolving Credit Facility. See Note 8 - Long-Term Liabilities to the consolidated financial statements for more information on the Company's Revolving Credit Facility. The Company expects that purchases of property and equipment will remain consistent with prior years. The Company cannot provide assurance that its actual cash requirements will not be greater than expected as of the date of this Annual Report. In order to meet business growth goals, the Company will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact liquidity requirements or cause the issuance of additional equity or debt securities. Any issuance of additional equity or debt securities may result in dilution to shareholders, and the Company cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to the Company, or at all.

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
Contractual Obligations
The following table summarizes the Company’s significant contractual obligations as of December 31, 2011 and the effect such obligations are expected to have on the Company’s liquidity and cash in future periods assuming all obligations reach maturity (in thousands):

	Total	Less than 1 year	Years 1 - 3	Years 4 - 5	More than 5 years
Operating leases	$27,190	$4,637	$8,638	$7,629	$6,286
Capital leases	56	56	—	—	—
Purchase obligations(1)	144	144	—	—	—
Earn-out payments (2)	9,406	—	9,406	—	—
Total	$36,796	$4,837	$18,044	$7,629	$6,286

(1)	As of December 31, 2011, certain contracts with the Company’s utilities providers require minimum annual purchases.

(2)	The earn-out payments relate to our MedfusionRx and SaveDirectRx acquisitions and they are subject to the achievement of certain performance targets in the 2012 fiscal year.
The above table excludes $0.6 million related to the Company’s accrued liability for uncertain tax positions; the Company is unable to reliably estimate the period of cash settlement, if any, with the respective taxing authorities. In addition, on December 16, 2011, the Company entered into a Credit Agreement with respect to a new five-year senior unsecured Revolving Credit Facility with an initial aggregate revolving commitment of $350 million, subject to increase from time to time up to a maximum aggregate revolving commitment of $450 million. The Company will use the proceeds from borrowings under the Revolving Credit Facility for general corporate purposes. As of December 31, 2011, no amount was outstanding under the Revolving Credit Facility. In January 2012 the Company borrowed $100 million under its Revolving Credit Facility to finance in part the purchase price for the HealthTran acquisition. See Note 8 - Long-Term Liabilities to the consolidated financial statements for more information regarding the Company's Revolving Credit Facility.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.
Outstanding Securities
As of January 31, 2012, the Company had 62,384,161 common shares outstanding, 1,249,873 options outstanding and 609,909 restricted stock units (“RSUs”) outstanding. The options are exercisable on a one-for-one basis into common shares. The outstanding RSUs are subject to time-based and performance-based vesting restrictions. The number of outstanding RSUs as of January 31, 2012 assumes the associated performance targets will be met at the maximum level for the performance-based RSUs. Once vested, RSUs convert on a one-for-one basis into common shares.
Summary of Quarterly Results
The following table provides summary quarterly results (unaudited) for the eight quarters prior to and including the quarter ended December 31, 2011 (in thousands except share and per share data):

	2011 (1)				2010 (2)(3)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$1,378,515	$1,287,290	$1,212,039	$1,097,652	$526,873	$489,922	$479,446	$452,148
Gross profit %	6.5%	6.4%	6.1%	5.8%	10.9%	10.8%	11.2%	11.1%
Net income	$26,684	$25,266	$21,565	$18,271	$16,622	$16,176	$17,145	$14,792
Basic EPS	$0.43	$0.41	$0.35	$0.30	$0.27	$0.27	$0.28	$0.25
Diluted EPS	$0.42	$0.40	$0.34	$0.29	$0.26	$0.26	$0.27	$0.24

1)
The Company completed its acquisition of PTRX and SaveDirectRx on October 3, 2011. The aggregate purchase price for PTRX and SaveDirectRx was $77.2 million in cash, subject to customary working capital adjustments, with an additional $4.5 million potential earn-out payment, subject to the achievement of certain performance targets in the 2012 fiscal year.

2)	The Company acquired MedfusionRx on December 28, 2010 in exchange for $101.5 million in cash, with an additional $5.5 million potential earn-out payment, subject to the achievement of certain performance targets in the 2012 fiscal year.

3)
On September 17, 2010, the Company executed a two-for-one stock split effected by a stock dividend on the issued and outstanding common shares of the Company. All share and per share data presented in this Annual Report have been adjusted to reflect this stock split.

Critical Accounting Policies and Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include revenue recognition, purchase price allocation in connection with acquisitions, the carrying amount of property and equipment, the value of intangible assets acquired and related amortization periods, impairment of goodwill, rebates, contingencies, the valuation allowances for receivables and future income taxes and accruals for income tax uncertainties. Actual results could differ from those estimates. Note 2 - Significant Accounting Policies to the Company’s 2011 consolidated financial statements includes a Summary of Significant Accounting Policies. The understanding of the accounting policies used to prepare the consolidated financial statements is important to understanding the Company’s results of operations and financial condition.
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
Principal versus agent considerations:  The Company evaluates customer contracts using the indicators of the principal versus agent revenue accounting guidance to determine whether the Company acts as a principal or as an agent in the fulfillment of prescriptions through the participating pharmacy network. Assessing each contract requires judgment, and the conclusions reached on each contract will greatly impact the amount of revenue recorded. While gross profit is not impacted by the conclusion reached, revenues and cost of revenues will vary significantly. The Company assesses each contract to determine if the Company is acting as a principal or an agent. Key factors that the Company considers when determining whether it acts as a principal or an agent includes: (i) whether the Company has separate contractual relationships with customers and with pharmacies, (ii) is the Company responsible to validate and manage a claim through its claims adjudication process, (iii) does the Company commit to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (iv) does the Company manage the overall prescription drug plan relationship with the patients, who are participants of customers’ plans, (v) who has credit risk for the amount due from the customer, and (vi) does the Company have direct obligations to the participating pharmacies to pay for the prescription drug spend. The Company weighs the criteria that are present in order to conclude whether the contract should be recorded gross as a principal, or net as an agent.
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
Goodwill and intangible assets are impacted by the Company’s fair value measurements at initial recording. Beginning in 2009, the Company applied the revised business combination guidance as issued by the Financial Accounting Standards Board (“FASB”). Measurements of goodwill and purchased intangible assets are based on models derived from a market participant point of view. Along with the methodology used to measure assets and liabilities acquired, the new guidance also impacts the types of assets and liabilities required to be measured and recognized. Management’s conclusions about the composition of relevant market participants, the types of assets and liabilities required to be measured, and the methodology used to measure the assets and liabilities will all have a significant impact on the purchase price allocation for business combinations.
Asset impairments
The Company’s goodwill and long-lived assets (including property and equipment, and purchased intangibles subject to amortization) are subject to periodic impairment testing. Pursuant to the new accounting standards update related to the testing of goodwill impairment in 2011 the Company performed a qualitative assessment to determine if indicators of impairment were present. In addition, the Company also performed a quantitative assessment of the carrying value of goodwill as of October 31, 2011. See Note 2 - Significant Accounting Policies to the consolidated financial statements for additional information on the Company's 2011 goodwill impairment test. Long-lived assets are only required to be tested for impairment when events or circumstances indicate that the net carrying amount of the asset may not be recoverable. Both asset impairment tests and considerations are impacted by various estimates and judgments made by management. Events that may cause a potential impairment in the Company's goodwill or long-lived assets would be the loss of a significant customer or group of customers, a fundamental change in the structure of the healthcare industry, including the method and manner in which pharmacy benefit managers are compensated or a significant decline in future expected profitability.
The annual qualitative assessment for goodwill is impacted by management’s assessment of reporting units, allocation of the consolidated Company’s assets and liabilities to each reporting unit, management’s estimate of future operating results, and a selection of peers to establish a comparable market group. The annual impairment test completed for 2011 did not indicate any impairment of the Company’s two reporting units, and did not reveal that an impairment would be reasonably likely in the near future.
As noted above, long-lived assets are only required to be tested for impairment when events or circumstances indicate that the net carrying amount of the asset may not be recoverable. Assessing whether an impairment test is necessary requires management to monitor results of the business that utilize the long-lived assets, as well as outside market forces that may impact the future recoverability of the long-lived assets. No events or other circumstances occurred in 2011 that caused management to conclude any of its long-lived tangible or intangible assets may not be recoverable. The Company considered the recent turmoil in the credit markets in assessing whether these events may indicate that one of the Company's long-lived assets were impaired. The assets assessed are mostly computer equipment, acquired customer lists and goodwill. The Company's assessment of the turmoil in the credit markets did not indicate that value of these assets were significantly impacted by the recent turmoil in the credit markets.
Valuation of allowance for doubtful accounts
In assessing the valuation of the allowance for doubtful accounts, management reviews the collectability of accounts receivable in aggregate and on an individual account-basis. Delinquency is assessed based primarily on contractual terms, and management’s judgment is used as the basis for allowances required. Management reviews the accounts receivable on an individual customer-basis to determine if events such as subsequent collections, discussions with management of the debtor companies, or other activities lead to the conclusion to either increase or decrease the calculated allowance. Factors considered when reviewing accounts receivable in the aggregate include the overall age of receivables, macro-economic issues impacting classes of customers and recent collection trends. The conclusions and estimates made are further impacted by changes in economic and market conditions as well as changes to the customers’ financial condition. Changes in estimates for the allowance of doubtful accounts have not had a significant impact on the results of the Company during 2011, 2010, or 2009.
Contingencies
From time to time in connection with its operations, the Company is named as a defendant in actions for damages and costs allegedly sustained by the plaintiffs. Management also considers other areas of the Company’s business that may be subject to litigation and liability for damages arising from errors in processing the pricing of prescription drug claims, failure to meet performance measures within certain contracts relating to its services performed or its ability to obtain certain levels of discounts or rebates on prescription purchases from participating pharmacies, drug manufacturers and third party administrators or other actions or omissions. Reserves for contingencies are based upon the Company’s consideration of these proceedings and disputes. Management assesses the probability that these contingencies will be realized, and whether the outcome is reasonably estimable. The Company’s estimates for reserves recorded may be impacted by the history of similar claims, the limitations of any insurance coverage, advice from outside counsel, and management’s strategy with regard to the settlement or defense against such claims and obligations.
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
Recent Accounting Standards
See Note 2 - Significant Accounting Policies to the consolidated financial statements for information on recent accounting pronouncements that the Company adopted. The Company is currently assessing the impact on its financial condition and future operating results for recently issued accounting guidance, and does not expect the recently issued guidance to have a significant impact on the Company’s financial condition or future results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE PRICE SENSITIVITY
As of December 31, 2011, the Company had cash and cash equivalents totaling $341.4 million, most of which is held in cash on deposit accounts. The Company previously paid interest based on the current LIBOR interest rate, however, the associated debt was fully repaid in December 2009, alleviating the Company’s exposure to interest rate risks for interest due on outstanding debt. On December 16, 2011, the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A. with respect to a new five-year senior unsecured revolving credit facility. The Credit Agreement provides that the lenders will make loans to the Company from time to time, with an initial aggregate revolving commitment of $350 million, subject to increase from time to time up to a maximum aggregate revolving commitment of $450 million. On January 3, 2012, the Company borrowed $0 million under the Revolving Credit Facility to pay a portion of the consideration in connection with the acquisition of HealthTran and certain transaction fees and expenses related to the acquisition. The interest rates applicable to borrowings under the Revolving Credit Facility are based on a fluctuating rate and are described in more detail in Note 8 - Long-Term Liabilities to the Company's consolidated financial statements.
Throughout 2011, the Company’s effective interest income rate was less than 1%, and there were no outstanding borrowings under the Revolving Credit Facility. Accordingly, the Company did not perform a sensitivity analysis as of December 31, 2011, assuming a hypothetical one percentage point decrease. As the interest rates at which the Company is earning interest are at historic lows, the Company would not expect a material change in its interest income if rates fell below those applicable in 2011. Actual increases or decreases in earnings in the future could differ materially from this assumption based on the timing and amount of both interest rate changes and the levels of cash held by the Company. An analysis on the hypothetical impact to the Company’s interest expense was not performed since the long-term debt was extinguished during the fourth quarter of 2009, and the Company no longer has a risk due to interest rate fluctuations related to debt.
FOREIGN EXCHANGE RISK
The Company is subject to foreign exchange risk related to its operations in Canada. The Company does not enter into derivative instruments to mitigate this risk. Exposure to fluctuations in Canadian-dollar denominated transactions is partially offset by Canadian-dollar denominated assets and liabilities. The realized foreign exchange gains and losses for each of the periods presented were insignificant to the Company's consolidated operations. The Company performed a sensitivity analysis as of December 31, 2011, assuming a hypothetical 10% fluctuation in the U.S. dollar to Canadian dollar exchange rate. Holding other variables constant, a 10% fluctuation in either direction in the exchange rate would affect the Company’s pre-tax income by less than $0.1 million.
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
We have audited the accompanying consolidated balance sheets of SXC Health Solutions Corp. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SXC Health Solutions Corp. as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
 /s/ KPMG LLP
Chicago, Illinois
February 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
SXC Health Solutions Corp.:
We have audited SXC Health Solutions Corp.’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity for the three-year period ended December 31, 2011, and our report dated February 24, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
Chicago, Illinois
February 24, 2012

SXC HEALTH SOLUTIONS CORP.
Consolidated Balance Sheets

	December 31,
	2011	2010
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$341,382	$321,284
Restricted cash	12,017	13,790
Accounts receivable, net of allowance for doubtful accounts of $2,725 (2010 - $3,553)	240,425	122,175
Rebates receivable	33,834	34,249
Prepaid expenses and other current assets	6,409	4,888
Inventory	19,554	8,736
Income tax recoverable	—	5,285
Deferred income taxes	9,642	6,647
Total current assets	663,263	517,054
Property and equipment, net of accumulated depreciation of $43,304 (2010 - $35,861)	21,658	20,896
Goodwill	291,045	220,597
Other intangible assets, net of accumulated amortization of $48,072 (2010 - $31,687)	69,777	56,282
Other assets	4,564	1,961
Total assets	$1,050,307	$816,790
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$19,679	$30,930
Accrued expenses and other current liabilities	66,729	61,038
Pharmacy benefit management rebates payable	59,235	61,364
Pharmacy benefit claim payments payable	199,701	84,599
Total current liabilities	345,344	237,931
Deferred income taxes	18,361	15,111
Other liabilities	15,564	10,492
Total liabilities	379,269	263,534
Commitments and contingencies (Note 14)
Shareholders’ equity
Common shares: no par value, unlimited shares authorized; 62,383,661 shares issued and outstanding at December 31, 2011 (2010 — 61,602,997)	394,769	381,736
Additional paid-in capital	37,936	24,973
Retained earnings	238,333	146,547
Total shareholders’ equity	671,038	553,256
Total liabilities and shareholders’ equity	$1,050,307	$816,790
 See accompanying notes to the consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)

Revenue	$4,975,496	$1,948,389	$1,438,634
Cost of revenue	4,666,008	1,734,334	1,252,034
Gross profit	309,488	214,055	186,600
Expenses:
Product development costs	14,331	12,428	11,951
Selling, general and administrative	131,457	89,254	85,797
Depreciation of property and equipment	6,744	5,995	5,811
Amortization of intangible assets	16,385	7,856	9,724
	168,917	115,533	113,283
Operating income	140,571	98,522	73,317
Interest income	(502)	(727)	(756)
Interest expense and other expense, net	2,779	1,693	5,988
Income before income taxes	138,294	97,556	68,085
Income tax expense (benefit):
Current	52,402	29,531	22,285
Deferred	(5,894)	3,290	(261)
	46,508	32,821	22,024
Net income	$91,786	$64,735	$46,061
Earnings per share:
Basic	$1.48	$1.07	$0.89
Diluted	$1.46	$1.03	$0.86

See accompanying notes to the consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Net income	$91,786	$64,735	$46,061
Other comprehensive income, net of tax
Unrealized gain on cash flow hedges and other (net of income tax expense of $1 and $255 in 2010 and 2009, respectively)	—	1	429
Comprehensive income	$91,786	$64,736	$46,490
See accompanying notes to the consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$91,786	$64,735	$46,061
Items not involving cash:
Stock-based compensation	9,445	5,895	3,657
Depreciation of property and equipment	9,492	8,439	8,014
Amortization of intangible assets	16,385	7,856	9,724
Deferred lease inducements and rent	759	(462)	(593)
Deferred income taxes	(5,894)	3,290	(261)
Tax benefit on option exercises	(10,804)	(13,107)	(4,464)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(110,528)	(9,456)	(16,705)
Rebates receivable	5,267	(16,619)	11,956
Restricted cash	1,773	379	(1,671)
Prepaid expenses and other current assets	(1,473)	(824)	1
Inventory	(10,291)	501	(401)
Income tax recoverable	21,977	10,523	6,098
Accounts payable	(20,303)	2,169	1,635
Accrued expenses and other current liabilities	(10,806)	(5,708)	1,188
Pharmacy benefit claim payments payable	115,102	22,930	10,263
Pharmacy benefit management rebates payable	(6,019)	14,758	10,280
Other	(1,200)	965	1,602
Net cash provided by operating activities	94,668	96,264	86,384
Cash flows from investing activities:
Acquisitions, net of cash acquired	(79,825)	(99,200)	(2,176)
Purchases of property and equipment	(9,690)	(9,070)	(8,994)
Proceeds from sale of short term investments	—	6,828	449
Purchases of short term investments	—	(2,208)	(5,098)
Net cash used in investing activities	(89,515)	(103,650)	(15,819)
Cash flows from financing activities:
Proceeds from exercise of options	5,735	11,024	6,264
Tax benefit on option exercises	10,804	13,107	4,464
Payment of financing costs	(1,595)	—	—
Proceeds from public offering, net of issuance costs	—	—	203,121
Repayment of long-term debt	—	—	(47,640)
Net cash provided by financing activities	14,944	24,131	166,209
Effect of foreign exchange on cash balances	1	169	(119)
Increase in cash and cash equivalents	20,098	16,914	236,655
Cash and cash equivalents, beginning of period	321,284	304,370	67,715
Cash and cash equivalents, end of period	$341,382	$321,284	$304,370

See accompanying notes to consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

					Accumulated Other Comprehensive Loss
	Common Shares		Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
	(In thousands, except share data)
Balance at December 31, 2008	48,206,064	$146,988	$11,854	$35,751	$(430)	$194,163
Net income	—	—	—	46,061	—	46,061
Exercise of stock options	1,465,674	9,063	(2,799)	—	—	6,264
Issuance of common shares	10,350,000	203,121	—	—	—	203,121
Issuance of common shares for acquisition	494	4	—	—	—	4
Vesting of restricted stock units	92,330	2,023	(2,023)	—	—	—
Tax benefit on options exercised	—	—	4,464	—	—	4,464
Stock-based compensation	—	—	3,657	—	—	3,657
Tax benefit of share issuance costs	—	331	—	—	—	331
Discontinuance of hedge accounting, net of tax	—	—	—	—	430	430
Other comprehensive income, net of tax	—	—	—	—	(1)	(1)
Balance at December 31, 2009	60,114,562	361,530	15,153	81,812	(1)	458,494
Net income	—	—	—	64,735	—	64,735
Exercise of stock options	1,366,193	15,643	(4,619)	—	—	11,024
Vesting of restricted stock units	122,242	4,563	(4,563)	—	—	—
Tax benefit on options exercised	—	—	13,107	—	—	13,107
Stock-based compensation	—	—	5,895	—	—	5,895
Other comprehensive income, net of tax	—	—	—	—	1	1
Balance at December 31, 2010	61,602,997	381,736	24,973	146,547	—	553,256
Net income	—	—	—	91,786	—	91,786
Issuance of common shares for acquisition and other	1,355	12	—	—	—	12
Exercise of stock options	691,482	8,191	(2,456)	—	—	5,735
Vesting of restricted stock units	87,827	4,830	(4,830)	—	—	—
Tax benefit on options exercised	—	—	10,804	—	—	10,804
Stock-based compensation	—	—	9,445	—	—	9,445
Balance at December 31, 2011	62,383,661	$394,769	$37,936	$238,333	$—	$671,038

See accompanying notes to the consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business
SXC Health Solutions Corp. (the “Company”) is a leading provider of pharmacy benefits management (“PBM”) services and healthcare information technology (“HCIT”) solutions to the healthcare benefits management industry. The Company’s product offerings and solutions combine a wide range of PBM services, software applications, application service provider (“ASP”) processing services and professional services designed for many of the largest organizations in the pharmaceutical supply chain, such as federal, provincial, and state and local governments, pharmacy benefit managers, managed care organizations, retail pharmacy chains and other healthcare intermediaries. The Company is headquartered in Lisle, Illinois with several locations in the U.S. and Canada. The Company trades on the Toronto Stock Exchange under ticker symbol “SXC” and on the Nasdaq Stock Market under ticker symbol “SXCI.”

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
Accounting Standards Codification:
Effective with the quarter ended September 30, 2009, the Company adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification (“the Codification”), which is now the exclusive authoritative reference for nongovernmental U.S. GAAP. Where applicable, titles and references to accounting standards have been updated to reflect the Codification.
Use of estimates:
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenue recognition, purchase price allocation and contingent consideration in connection with acquisitions, valuation of property and equipment, valuation of intangible assets acquired and related amortization periods, impairment of goodwill, contingencies, valuation allowances for receivables and income taxes. Actual results could differ from those estimates.
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
When an arrangement includes software and non-software deliverables, the Company allocates the arrangement consideration to the non-software deliverables, and to the software deliverables as a group, based on the relative selling prices of all deliverables in the arrangement. When a tangible product contains software that is not essential to the product’s functionality, that nonessential software and any other deliverables within the arrangement that relate to that nonessential software are accounted for under accounting guidance for software. The non-software deliverables sold by the Company typically do not include software deliverables that are considered essential to the functionality of a tangible product.
Revenue is recognized for specific types of transactions as follows:
PBM revenue:  The Company’s PBM revenue is primarily derived from sales of prescription drugs, together with any associated

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

administrative fees, to customers and participants through the Company’s nationwide network of pharmacies. Revenue related to the sales of prescription drugs by the Company’s nationwide network of pharmacies is recognized when the claims are adjudicated. Claims are adjudicated at the point-of-sale using the Company’s on-line processing system. The Company records an offsetting reduction to revenue for any rebates earned from pharmaceutical manufacturers and third party administrators which are payable to the Company’s customers.
For transactions at the Company's participating pharmacies, under the terms of the customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants. The Company does not assume liability for participant co-payments in non-Company owned pharmacy transactions, and therefore does not include participant co-payments in revenue or cost of revenue. If these amounts were included in the Company’s operating results, its operating income and net income would not have been affected.
The Company evaluates customer contracts to determine whether the Company acts as a principal or as an agent in the fulfillment of prescriptions through its participating pharmacy network. The Company acts as a principal in certain of its transactions with customers and, in these cases, revenues are recognized at the prescription price (ingredient cost plus dispensing fee) negotiated with customers, plus the Company’s administrative fees (“gross reporting”). Gross reporting is appropriate when the Company (i) has separate contractual relationships with customers and with pharmacies, (ii) is responsible to validate and manage a claim through its claims adjudication process, (iii) commits to set prescription prices for the pharmacy, including instructing the pharmacy as to how that price is to be settled (co-payment requirements), (iv) manages the overall prescription drug plan relationship with the patients, who are members of customers’ plans, and (v) has credit risk for the amount due from the customer.
Revenue for the sale of prescription drugs dispensed at the Company's mail and specialty pharmacies, including amounts due from third-party payors and member co-payments, is recorded when the prescription drugs are shipped.
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
Cost of revenue:
The Company’s cost of revenue includes the cost of pharmaceuticals dispensed, either directly dispensed at its mail and specialty pharmacy locations, or indirectly through its nationwide network of participating pharmacies. Cost of revenue is reduced for rebates earned from pharmaceutical manufacturers and third party administrators. Cost of revenue also includes the cost of personnel to support the Company’s transaction processing services, system sales, maintenance, and professional services. In addition, the Company includes in cost of revenue an amount of depreciation expense that is related to property and equipment used to provide services to customers.

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and cash equivalents:
The Company considers cash on hand, deposits in banks, money market funds, and bank term deposits with original maturities of ninety days or less as cash and cash equivalents. The amounts presented in the consolidated balance sheets approximate fair value of cash and cash equivalents. These assets are deemed Level 1 securities in the fair value hierarchy.
Restricted cash:
Restricted cash balances at December 31, 2011 are restricted as to use and relate primarily to minimum cash balances required in accordance with various state statutes, contractual terms with customers and other customer restrictions related to the Company’s PBM business.
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
The fair value of the contingent purchase price liability associated with the acquisitions of MedfusionRx and SaveDirectRx are based upon probability weighted discounted cash flow models, utilizing the Company's expectation of the amounts to be paid in the future to settle the contingent purchase price. The inputs utilized in calculating the fair value of the contingent purchase price liabilities are not observable in the market place. The fair value of the Company’s interest rate contracts is based upon observable market-based inputs that reflect the current value of the difference between the fixed rate payments the Company will make to the counter party, and the future variable rate receipts from the counterparty.
Other assets and liabilities held by the Company deemed as financial instruments and required to be carried at fair value include cash and cash equivalents, accounts receivable, rebates receivable, accounts payable, accrued liabilities (current portion), pharmacy benefit management rebates payable and pharmacy benefit claim payments payable. The estimated fair values of these financial instruments approximate their carrying amounts due to the short-term nature of their maturities.
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
Impairment of long-lived assets:
Long-lived assets or asset groups held and used, including P&E and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; the accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its previously estimated useful life. Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset or asset group. An impairment loss is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss is measured as the amount by which the carrying amount exceeds fair value. During each of the years ended December 31, 2011, 2010, and 2009, no events or circumstances occurred that indicated that the carrying amounts of the long-lived assets may not be recoverable.
Goodwill:
Goodwill is the residual amount that results when the purchase price of an acquired business exceeds the sum of the amounts allocated to the identifiable assets acquired, less liabilities assumed, based on their fair values. Goodwill is allocated to the Company’s reporting unit that is expected to benefit from the business combination as of the date of the business combination. As of December 31, 2011, the amount of goodwill carried at the HCIT and PBM segments were $19.7 million and $271.4 million, respectively.
Goodwill is not amortized, but rather, is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company completes its goodwill impairment test annually as of October 31. Circumstances that could trigger an interim impairment test include: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; the loss of key personnel; a change in reporting units; the likelihood that a reporting unit

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or significant portion of a reporting unit will be sold or otherwise disposed of; the results of testing for recoverability of a significant asset group within a reporting unit; and the recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.
During the current year the Company adopted the amendment to the goodwill impairment testing standard that allows the Company to perform a qualitative analysis to determine whether further impairment testing is necessary. The Company performed the qualitative goodwill impairment assessment, as well as the quantitative test to create a baseline assessment to utilize in future qualitative tests. Neither the qualitative or quantitative tests indicated an impairment to the Company's goodwill balances was present and an impairment in the near future is not considered reasonably likely. The Company previously completed impairment tests in 2010 and 2009 and concluded no impairments existed.
The qualitative assessment performed by the Company considered the current operating results of the Company's reporting units, future expectations of each reporting unit, industry and competitor performance and other recent events that may impact each reporting unit. The Company then assessed whether, in light of the evidence gathered if it was more likely than not that a reporting unit's fair value is less than its carrying amount. As noted above, the Company concluded that it was not more likely than not that a reporting unit's fair value was less than its carrying value. If in the future the Company's qualitative assessment indicates that a reporting unit's fair value may be below its carrying value, the Company would prepare a quantitative test to determine whether an impairment existed, and the amount of such impairment.
The quantitative impairment test is carried out in two steps for each of the Company's reporting units. In the first step, the carrying amount of the reporting unit is compared with its fair value. When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of the impairment test is unnecessary. The second step is carried out when the carrying amount of a reporting unit exceeds its fair value, in which case the implied fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the value of goodwill is determined in a business combination using the fair value of the reporting unit as if it was the purchase price. When the carrying amount of reporting unit goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess and is presented as a separate line item in the consolidated statements of operations.
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
Intangible assets with finite useful lives are amortized over their estimated useful lives on either a straight-line basis or in proportion to the economic benefits expected to be consumed. Customer relationships acquired with the acquisitions are amortized based on projected cash flows associated with existing customers at the acquisition date and typically have a life of 5 to 8 years. The Company's remaining intangible assets are amortized on a straight-line basis over 1 to 15 years.
Rebates:
The Company administers a rebate program through which it receives rebates and administrative fees from pharmaceutical manufacturers and third party administrators that are shared with a majority of the Company’s customers. The rebates earned for the administration of the program are recorded as a reduction of cost of revenue and the portion of the rebate payable to customers, if applicable, is treated as a reduction of revenue. Rebates receivable include billed and unbilled PBM receivables from pharmaceutical manufacturers and third party administrators. The Company records the gross rebate receivable and the related payable to the customers based on estimates, which are subject to final settlement due to the required validation of claims data submitted to the pharmaceutical manufacturers and third party administrators, as well as contingent items contained in the total calculation for rebates earned. The estimates are based upon claims submitted and the Company’s rebate contracts, and are adjusted as additional information becomes available. Upon billing the pharmaceutical manufacturer or third party administrator, any difference between the Company’s estimate and the actual amount of the rebate receivable is recorded to cost of revenue, net of the estimated impact to the Company’s customers. The Company generally pays rebates to its customers on a quarterly basis, or as agreed upon with its customers. There are certain instances where the Company pays rebates to its customers on a more accelerated basis.
As of December 31, 2011 and 2010, total unbilled pharmaceutical manufacturer rebates receivable amounted to $8.9 million and $9.3 million, respectively.
Research and product development:
Research costs are expensed as incurred. Costs related to development of software are expensed as incurred unless such costs meet the criteria for capitalization and amortization. The Company has not capitalized any software development costs incurred during 2011, 2010, or 2009.
Stock-based compensation:
For stock-based awards issued to employees and directors, compensation cost related to those awards is measured based on the fair value of the awards on the date of the grant. For stock options, the fair value is determined by using the Black-Scholes-Merton option-pricing model. The compensation cost of the awards expected to vest is recognized on a straight-line basis over the service period as compensation expense and additional paid-in capital. In addition, the Company estimates forfeitures as part of the initial measure of the grant date fair value of the award.
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
(b) Recent accounting standards implemented are summarized below:
Goodwill impairment:
Effective September 15, 2011, the Company adopted the amendment to the goodwill impairment testing standard. The updated accounting guidance provides entities with an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary.

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

4.	Business Combinations
PTRX and SaveDirectRx Acquisitions
On October 3, 2011, the Company completed the acquisitions of PTRX, Inc. (“PTRX”), a full-service PBM, and its exclusive mail-order pharmacy provider, SaveDirectRx, Inc. (“SaveDirectRx”), both based in San Antonio, Texas. The combined purchase price was $77.2 million in cash, subject to certain customary post-closing adjustments, with an opportunity for the former owners of SaveDirectRx to earn an

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional $4.5 million, subject to the achievement of certain performance targets through 2012.
The acquisitions of PTRX and SaveDirectRx continue upon the Company's strategy to acquire assets that currently utilize the Company's technology platform in order to ease the integration into the Company's business. Further, these acquisitions will allow the Company to extend its presence in the southwestern part of the U.S. and expand its mail pharmacy business. The results of operations of these businesses are included in the Company's consolidated statements of operations from the date of their acquisition.
The purchase price of the acquired PTRX and SaveDirectRx operations was comprised of the following (in thousands):

Cash payment to PTRX shareholders	$77,181
Fair value of contingent purchase price	4,225
Total purchase price	$81,406
The SaveDirectRx purchase agreement includes contingent purchase price consideration in the form of an earn-out payment of up to $4.5 million contingent upon the SaveDirectRx book of business meeting or exceeding certain gross profit and revenue targets for the 2012 fiscal year. The $4.2 million fair-value of the contingent purchase price was accrued at the date of acquisition as part of the total consideration transferred. The Company utilized a probability weighted discounted cash flow method with expected future performance of SaveDirectRx, and its ability to meet the target performance objectives, as the main driver of the valuation, to arrive at the fair value of the contingent consideration. The Company will continue to reassess the fair value of the contingent purchase price until the applicable earn-out period has lapsed. Any future changes to the fair value of the contingent purchase price will be recognized in earnings of the Company. As the fair value measurement for the contingent consideration is based on inputs not observed in the market, the measurement is classified as a Level 3 measurement as defined by the fair value hierarchy.
Costs related to the PTRX and SaveDirectRx acquisitions of $0.4 million are included in selling, general and administrative expenses for the year ended December 31, 2011. The costs incurred are comprised of legal, accounting, valuation, and professional services fees associated with the PTRX and SaveDirectRx acquisition. Due to the previous contractual relationship between the Company and PTRX, there were pre-existing transactions between the two entities which resulted in approximately $2.4 million in accounts receivable due to the Company from PTRX and SaveDirectRx mainly for PBM services provided, and approximately $2.6 million due to PTRX and SaveDirectRx primarily for pharmacy benefit management rebates. No gain or loss was generated from the subsequent settlement of these pre-existing balances.
Purchase Price Allocation
The PTRX and SaveDirectRx acquisitions were accounted for under the acquisition method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisitions have been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The carrying values for current assets and liabilities were deemed to approximate their fair value due to the short-term nature of their maturities. Fair values for acquired amortized intangible assets were determined as follows: customer lists are valued using an excess earnings model based on expected future revenues derived from the customers acquired, non-compete agreements were valued using discounted cash flow models based on expected future results of PTRX and SaveDirectRx, trademarks/tradenames were valued using a royalty savings model based on future projected revenues of PTRX and SaveDirectRx, and applicable market royalty rates and licenses utilized a replacement cost approach. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. The assets and liabilities recorded for PTRX and SaveDirectRx were recorded in the PBM segment. Goodwill is non-amortizing for financial statement purposes and $25.0 million of the goodwill balance generated from the PTRX and SaveDirectRx acquisitions is tax deductible. The goodwill recorded for PTRX and SaveDirect was included in the PBM segment.
The goodwill recognized by the Company represents many of the synergies and business growth opportunities that may be realized from these acquisitions. The opportunity to bring SXC's full suite of PBM services to PTRX and SaveDirectRx clients is a significant driver of the goodwill created. In addition, there are cost saving opportunities through adding PTRX and SaveDirectRx into the Company's pharmacy and purchasing networks.
The following summarizes the preliminary fair values assigned to the assets acquired and liabilities assumed at the acquisition date and are subject to change. The purchase price allocation and related valuation process are not complete. Final determination of the fair value may result in further adjustments to the amounts presented below (in thousands):

Current assets	$19,063
Property and equipment	573
Goodwill	61,450
Intangible assets	25,380
Total assets acquired	106,466
Current liabilities	19,476
Deferred income taxes	5,584
Total liabilities assumed	25,060
Net assets acquired	$81,406
During the year ended December 31, 2011, the Company recognized $1.4 million of amortization expense from intangible assets acquired. Amortization for 2012 is expected to be $4.8 million.

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair values and useful lives of intangible assets acquired are as follows (dollars in thousands):

	Fair Value	Useful Life
Trademarks/Trade names	$400	6 months
Customer relationships	20,800	8 years
Non-compete agreements	3,800	3-4 years
Licenses	380	3 years
Total	$25,380
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
The acquisition of MedfusionRx has helped transform the Company's specialty pharmacy business by expanding its presence and enhancing its capabilities in this rapidly growing sector of the PBM industry. The acquisition also provides an opportunity to create new revenues and generate cost savings through purchasing synergies.
The purchase price of the acquired MedfusionRx operations was comprised of the following (in thousands):

Cash payment to MedfusionRx shareholders	$101,514
Fair value of contingent purchase price	4,865
Total purchase price	$106,379

The MedfusionRx purchase agreement includes contingent purchase price consideration in the form of an earn-out payment of up to $5.5 million contingent upon the MedfusionRx book of business meeting or exceeding certain gross profit targets for the year ended December 31, 2012. The $4.9 million fair-value of the contingent purchase price was accrued at the date of acquisition as part of the total consideration transferred. The Company utilized a probability weighted discounted cash flow method, with expected future performance of MedfusionRx, and its ability to meet the target performance objectives as the main driver of the valuation, to arrive at the fair value of the contingent consideration. In determining the fair value of the contingent purchase price, the Company considered the impact of the potential legal matters that may arise in connection with the recent proceedings involving certain of MedfusionRx's former owners and employees as noted in Note 14-Commitments and Contingencies. Currently, the Company does not believe the potential legal matters will impact the likelihood or amount of additional purchase price that will be paid.
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
Purchase Price Allocation
The MedfusionRx acquisition was accounted for under the acquisition method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The carrying values for current assets and liabilities were deemed to approximate their fair value due to the short-term nature of their maturities. Fair values for acquired amortized intangible assets were determined as follows: customer lists are valued using an excess earnings model based on expected future revenues derived from the customers acquired, non-compete agreements were valued using discounted cash flow models based on expected future results of MedfusionRx, trademarks/ tradenames and software were valued using a royalty savings model based on future projected revenues of MedfusionRx and applicable market royalty rates, and licenses utilized a replacement cost approach. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. All of the assets and liabilities recorded for the MedfusionRx acquisition are included within the Company's PBM segment. Goodwill is non-amortizing for financial statement purposes and the entire goodwill balance generated from the MedfusionRx acquisition is tax deductible.
The goodwill recognized by the Company represents many of the synergies and business growth opportunities that may be realized from this acquisition. The opportunity to pull through more specialty sales to the Company's existing customer base is a significant driver of

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the goodwill created.The acquisition of MedfusionRx adds to our ability to service customers more efficiently and effectively due to the addition of specialty pharmacy locations and expands the Company's product offerings. Further, the Company expects to drive cost savings due to the increased volume of prescription drug purchases of the combined entities which should yield improved pricing from the Company's suppliers.
The following summarizes the final fair values assigned to the assets acquired and liabilities assumed at the acquisition date (in thousands):

Current assets	$20,781
Property and equipment	360
Goodwill	79,034
Intangible assets	26,262
Total assets acquired	126,437
Current liabilities	20,058
Total liabilities assumed	$20,058
Net assets acquired	$106,379
During the year ended December 31, 2011, the Company recognized $7.0 million of amortization expense from intangible assets acquired. Amortization for 2012 is expected to be $4.9 million.
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
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined historical results of operations of the Company and its recent acquisitions of MedfusionRx, PTRX and SaveDirectRx as if the acquisitions had each occurred as of the beginning of the comparable prior reporting period. The unaudited pro forma financial information includes certain adjustments related to the acquisitions, such as increased amortization from the fair value of intangible assets acquired recorded as part of the purchase accounting, the elimination of transactions between the Company and the acquired entities, and related income tax effects.

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited pro forma results of operations are as follows (dollars in thousands, except share and per share amounts):

	Years Ended December 31,
	2011	2010
Revenue	$5,019,045	$2,244,083
Gross profit	$325,898	$249,962
Net income	$98,142	$68,283
Earnings per share:
Basic	$1.58	$1.12
Diluted	$1.56	$1.08
Weighted average shares outstanding:
Basic	62,126,656	60,736,831
Diluted	62,951,758	63,136,600
This unaudited pro forma financial information is not intended to represent or be indicative of what would have occurred if the transactions had taken place on the dates presented and is not indicative of what the Company’s actual results of operations would have been had the acquisitions been completed at the beginning of the periods indicated above. Further, the pro forma combined results do not reflect one-time costs to fully merge and operate the combined organization more efficiently, or anticipated synergies expected to result from the combination and should not be relied upon as being indicative of the future results that the Company will experience.
HealthTran Acquisition
Subsequent to the end of the Company's current reporting period, in January 2012, the Company completed the acquisition of all of the outstanding equity interests of HealthTran LLC (“HealthTran”) in exchange for $250 million in cash, subject to certain customary post-closing adjustments, in each case upon the terms and subject to the conditions contained in the Purchase Agreement. HealthTran was an existing HCIT and utilizes a Company platform for its claims adjudication services. The initial accounting for this acquisition was incomplete at the time these financial statements were available for issuance as the Company had not completed its valuations for assets acquired and liabilities assumed. The Company expects to finalize its accounting for these acquisitions as soon as practicable, but no later than one year from the acquisition date.

5.	Property and Equipment
Net property and equipment was made up of the following at December 31, 2011 and 2010:

December 31, 2011	Cost	Accumulated Depreciation	Net Book Value
	(In thousands)
Furniture and equipment	$6,089	$(3,574)	$2,515
Computer equipment and software	49,539	(35,252)	14,287
Leasehold improvements	9,334	(4,478)	4,856
	$64,962	$(43,304)	$21,658

December 31, 2010	Cost	Accumulated Depreciation	Net Book Value
	(In thousands)
Furniture and equipment	$5,800	$(3,295)	$2,505
Computer equipment and software	44,045	(29,142)	14,903
Leasehold improvements	6,912	(3,424)	3,488
	$56,757	$(35,861)	$20,896
Depreciation expense, including property and equipment acquired under capital leases, totaled $9.5 million, $8.4 million, and $8.0 million for the years ended December 31, 2011, 2010, and 2009, respectively. Of the total depreciation expense, $2.7 million, $2.4 million, and $2.2 million was related to the data center operations and allocated to cost of revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Goodwill and Other Intangible Assets
The changes in the carrying amounts of goodwill by reportable segment for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	PBM	HCIT	Total
Balance at December 31, 2009	122,122	19,665	141,787
Acquisitions (1)	78,810	—	78,810
Balance at December 31, 2010	200,932	19,665	220,597
Adjustments to purchase price allocation (2)	523	—	523
Acquisitions (3)	69,925	—	69,925
Balance at December 31, 2011	271,380	19,665	291,045
(1) Represents the acquisition of MedfusionRx in 2010 and other acquisitions.
(2) Represents adjustments to purchase price, including settlement of working capital adjustment.
(3) Represents the acquisitions of Medmetrics, PTRX and SaveDirectRx in 2011.
Definite-lived intangible assets are amortized over the useful lives of the related assets. The components of intangible assets were as follows (in thousands):

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$92,274	$39,158	$53,116	$68,624	$25,493	$43,131
Acquired software	3,765	3,522	243	3,765	3,272	493
Trademarks/Trade names	12,320	2,831	9,489	11,370	1,252	10,118
Non-compete agreements	7,810	2,226	5,584	2,910	1,492	1,418
Licenses	1,680	335	1,345	1,300	178	1,122
Total	$117,849	$48,072	$69,777	$87,969	$31,687	$56,282
Future amortization associated with intangible assets recorded as of December 31, 2011 is estimated to be $17.3 million in 2012, $14.5 million in 2013, $12.6 million in 2014, $9.8 million in 2015, $4.9 million in 2016, and $10.7 million for years after 2016. These amounts do not include estimated amortization for the recently completed HealthTran acquisition.

7. Accrued Expenses and Other Current Liabilities

The Company's accrued expenses and other current liabilities are comprised of the following (in thousands):

	December 31,
	2011	2010
Customer deposits	$12,253	$15,376
Salaries and wages payable	17,095	12,833
Deferred revenue	8,286	11,177
Income taxes payable	8,088	—
Other accrued expenses	21,007	21,652
Total accrued expenses and other current liabilities	$66,729	$61,038

8.    Long-Term Liabilities
Long-term debt:
On December 16, 2011, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMCB”), as a lender and as administrative agent, Bank of America, N.A., SunTrust Bank, Fifth Third Bank, PNC Bank, N.A. and The Toronto-Dominion Bank, as lenders and co-syndication agents, Barclays Bank PLC, Morgan Stanley Bank, N.A., Credit Suisse AG, Cayman Islands Branch, The Northern Trust Company, PNC Bank Canada Branch, U.S. Bank National Association and U.S. Bank National Association, Canadian Branch, as lenders, the other lenders from time to time party thereto (collectively the "Lenders") and J.P. Morgan Securities LLC, as sole bookrunner and sole lead arranger, with respect to a new five-year senior unsecured revolving credit facility (the “Revolving Credit Facility”). The Credit Agreement provides that, upon the terms and subject to the conditions set forth therein, the Lenders will make loans to the Company from time to time, with an initial aggregate revolving commitment of $350 million, subject to increase from time to time up to a maximum aggregate revolving commitment of $450 million. The Company will use the proceeds from the Revolving Credit Facility for general corporate purposes. On January 3, 2012, the Company borrowed $100 million under the Revolving Credit Facility to pay a portion of the consideration

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in connection with the acquisition of HealthTran and certain transaction fees and expenses related to the acquisition.  After this borrowing, the Company had $250 million of remaining available borrowing capacity under its Revolving Credit Facility.
The interest rates applicable to the Revolving Credit Facility are based on a fluctuating rate of interest measured by reference to either, at the Company's option, (i) a base rate, plus an applicable margin, or (ii) an adjusted London interbank offered rate (adjusted for maximum reserves) (“LIBOR”), plus an applicable margin. The initial applicable margin for all borrowings is 0.375% per annum with respect to base rate borrowings and 1.375% per annum with respect to LIBOR borrowings. The applicable margin, in each case, will be adjusted from time to time based on the Company's consolidated leverage ratio for the previous fiscal quarter. During an event of default, default interest is payable at a rate that is 2% higher than the rate otherwise applicable. The Company may voluntarily, at any time and from time to time, prepay any loans outstanding in whole or in part without premium or penalty, subject to prior notice to JPMCB, as administrative agent, in accordance with the terms and provisions of the Credit Agreement.
The Credit Agreement requires the Company to maintain a consolidated leverage ratio less than or equal to 3.00 to 1 at all times. The Company's consolidated leverage ratio is defined as the ratio of (1) consolidated total debt to (2) consolidated EBITDA (with add-backs permitted to consolidated EBITDA for fees and expenses related to the HealthTran acquisition and other permitted acquisitions).  The Company is also required to maintain an interest coverage ratio greater than or equal to 3.00 to 1, where the interest coverage ratio is defined as the ratio of (1) consolidated EBIT (with add-backs permitted to consolidated EBIT for fees and expenses related to HealthTran acquisition and other permitted acquisitions) to (2) consolidated interest expense, tested at the end of each fiscal quarter for the rolling four fiscal quarter period then most recently ended.
All existing and future, direct and indirect, material subsidiaries are required to become guarantors of all of the Company's obligations under the Credit Agreement. Pursuant to a Subsidiary Guaranty dated December 16, 2011, among the guarantors party thereto and JPMCB, as administrative agent, certain material direct and indirect subsidiaries guarantee all obligations of the Company under the Credit Agreement.
As of December 31, 2011, no amount was outstanding under the Revolving Credit Facility. In connection with the Revolving Credit Facility the Company incurred approximately $1.6 million in financing costs. The financing costs are presented on the consolidated balance sheet as other assets and are being amortized over the life of the Revolving Credit Facility using the straight-line method.

9.	Shareholders' Equity

(a)	Common shares:
(i) Authorized:  Unlimited no par voting common shares
(ii) Issuance of common shares:
On September 23, 2009, the Company completed a public offering of 10,350,000 shares of its common stock. The shares were offered to the public at a price of $20.75 per share. The net proceeds to the Company from the offering totaled $203.1 million.

(b)	Stock Option Plan:
Effective on March 11, 2009, the Board of Directors of the Company adopted the SXC Health Solutions Corp. Long-Term Incentive Plan (“LTIP”), which was approved by the shareholders of the Company at the Annual and Special Meeting of Shareholders on May 13, 2009. The LTIP provides for the grant of stock option awards, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other stock-based awards to eligible persons, including executive officers and directors of the Company. The purpose of the LTIP is to advance the interests of the Company by attracting and retaining high caliber employees and other key individuals who perform services for the Company, a subsidiary or an affiliate; align the interests of the Company’s shareholders and recipients of awards under the LTIP by increasing the proprietary interest of such recipients in the Company’s growth and success; and motivate award recipients to act in the best long-term interest of the Company and its shareholders. The LTIP replaced the previous stock option plan, and no further grants or awards will be issued under the previous stock option plan. The maximum common shares of the Company allowed to be issued under the LTIP was increased by 1,800,000 on May 11, 2011, after the Company’s shareholders approved an amendment to the LTIP at the Annual and Special Meeting of Shareholders of the Company. There were 2,138,470 stock-based awards available for grant under the LTIP as of December 31, 2011.
Prior to May 2007, all stock options awarded by the Company were denominated in Canadian dollars as required by the plan in effect at the grant date. Amendments to the plan in May 2007 permitted the Company to denominate stock option awards in either Canadian or U.S. dollars. All grants made subsequent to May 2007 are denominated in U.S. dollars.
The following table summarizes activity related to stock options denominated in Canadian dollars for the year ended December 31, 2011:

	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	252,478	$5.49
Granted	—	$—
Exercised	(170,122)	$5.05
Expired	(834)	$5.82
Forfeited	—	$—
Outstanding, end of period	81,522	$6.41

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company ceased granting Canadian dollar stock options in 2007. All Canadian dollar options outstanding expire five years from the date of vesting.
The following table summarizes certain information about the Canadian dollar stock options outstanding at December 31, 2011 in Canadian dollars:

Range of Exercise Price	Options Outstanding and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 3.30 - $ 6.17	27,116	1.03	$3.45
$ 6.18 - $ 8.15	44,174	1.51	$7.08
$ 8.16 - $ 12.19	10,232	0.11	$11.35
$ 3.30 - $ 12.19	81,522	1.17	$6.41
The aggregate intrinsic value and remaining contractual term of exercisable stock options at December 31, 2011 was approximately $4.1 million (Cdn.$4.1 million ) and 1.17 years, respectively.
The total intrinsic value of Canadian stock options exercised during the years ended December 31, 2011, 2010, and 2009 was as follows (in thousands):

	2011	2010	2009
U.S. dollars	$7,271	$20,340	$12,399
Canadian dollars	$7,425	$20,656	$13,791
As of December 31, 2010, there was no unrecognized compensation cost related to Canadian dollar stock options as all options were fully vested. The total fair value of Canadian stock options which vested during the years ended December 31, 2010 and 2009 was as follows (in thousands):

	2010	2009
U.S. dollars	$329	$275
Canadian dollars	$348	$317
The following table summarizes activity related to stock options denominated in U.S. dollars for the year ended December 31, 2011. The Company began issuing these stock options subsequent to May 2007:

	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	1,496,981	$12.06
Granted	226,054	$50.85
Exercised	(521,360)	$9.37
Expired	—	$—
Forfeited	(22,824)	$25.93
Outstanding, end of period	1,178,851	$20.42
U.S. dollar options granted during 2011, were primarily subject to a graded vesting schedule of four years. U.S. dollar options granted expire seven years from the grant date.
The following table summarizes certain information about the U.S. dollar stock options outstanding at December 31, 2011:

Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
	(In U.S. dollars)
$ 5.23 - $ 6.80	211,522	1.15	$5.75	109,102	$5.86
$ 6.81- $ 12.28	357,250	1.18	$8.85	246,000	$9.55
$ 12.29 - $ 30.52	333,644	4.61	$18.76	94,340	$18.05
$ 30.53 - $ 59.31	276,435	6.13	$48.58	13,025	$39.88
$ 5.23 - $ 59.31	1,178,851	3.31	$20.42	462,467	$11.27
The aggregate intrinsic value and remaining contractual term of exercisable stock options at December 31, 2011 was $20.9 million

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 1.89 years, respectively. The aggregate intrinsic value and remaining contractual term of all vested options and options that are expected to vest are $42.5 million and 3.31 years, respectively. The intrinsic value of options exercised during 2011, 2010 and 2009 was $23.3 million, $17.5 million, and $2.5 million, respectively. The total fair value of stock options which vested during the years ended December 31, 2011, 2010, and 2009 was approximately $2.5 million, $2.3 million, and $1.6 million, respectively.
As of December 31, 2011, there was $6.0 million of unrecognized compensation cost related to U.S. dollar stock options which is expected to be recognized over a weighted-average period of 2.75 years.

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
During the first quarter of 2009, the ESPP was amended so that the common shares available for purchase under the ESPP are drawn from reacquired common shares purchased on behalf of the Company in the open market. Prior to the amendment in 2009, the common shares available for purchase under the ESPP were drawn from either authorized but previously un-issued common shares or from reacquired common shares, including those purchased by the Company in the open market. During 2011, 2010, and 2009, the Company delivered 6,772, 7,072, and 12,396 common shares, respectively, under the ESPP.
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
During 2011, the Company granted 116,046 time-based RSUs and 104,662 performance based RSUs to its employees and non-employee directors with an average grant date fair value of $50.61. Time-based RSUs vest on a straight-line basis over a range of three to four years and performance-based RSUs cliff vest based upon reaching agreed upon three-year performance conditions. The number of outstanding performance-based RSUs as of December 31, 2011 stated above assumes the associated performance targets will be met at the maximum level.
At December 31, 2011, there were 279,687 time-based RSUs and 330,222 performance based RSUs outstanding. The total intrinsic value of RSUs that vested during the year was $4.8 million. At December 31, 2011, there was $11.8 million of unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted-average period of 2.3 years. The following table summarizes the information about RSUs for the year ended December 31, 2011:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested balance as of the beginning of the per	519,492	$21.28
Granted	220,708	$50.61
Vested	(87,827)	$20.74
Forfeited	(42,464)	$18.15
Nonvested balance as of the end of the period	609,909	$14.06

(e)	Stock-based compensation:
For the years ended December 31, 2011, 2010, and 2009, the Company recorded stock-based compensation expense of $9.4 million, $5.9 million, and $3.7 million, respectively.
The Company allocated stock-based compensation costs to the same statement of operations line item as the cash compensation to those employees. Accordingly, the allocation of the compensation costs is as follows for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	2011	2010	2009
Cost of revenue	$650	$736	$664
Product development costs	61	236	182
Selling, general and administrative	8,734	4,923	2,811
Total stock-based compensation	$9,445	$5,895	$3,657
The total income tax benefit, using the Company’s statutory tax rates, recognized in the statements of operations for stock-based compensation arrangements for years ended December 31, 2011, 2010, and 2009 was $3.5 million, $2.2 million, and $1.4 million, respectively.
The Black-Scholes-Merton option-pricing model was used to estimate the fair value of the options at grant date for the years ended December 31, 2011, 2010, and 2009, based on the following assumptions:

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2011	2010	2009
Volatility	48.6 - 51.9%	47.9 - 48.5%	47.1 - 48.0%
Risk-free interest rate	0.86 - 2.16%	1.41 - 2.39%	1.96 - 2.75%
Expected life	4.5 years	4.5 years	4.5 years
Dividend yield	—	—	—
Weighted average grant date fair value:
U.S. dollar stock options	$21.62	$13.90	$5.55
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
10.    Income Taxes
The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows.

	December 31,
	2011	2010
	(In thousands)
Deferred income tax assets:
Non-capital loss carryforwards (“NOL”)	$264	$356
Property and equipment and intangible assets	31	49
Capital loss carried forward	3,362	3,473
Lease inducements and deferred financing	1,877	1,805
Investment tax credits	485	659
Reserves and accruals	7,006	5,591
Stock-based compensation	4,417	2,424
Other	3,044	1,282
Total	20,486	15,639
Less valuation allowance - current	369	558
Less valuation allowance - long term	3,234	3,156
Total valuation allowance	3,603	3,714
Total deferred tax assets	$16,883	$11,925
Deferred tax assets — current	$9,642	$6,647
Deferred tax assets — long term	7,241	5,278
Total	16,883	11,925
Deferred income tax liabilities:
Property and equipment and intangible assets	$24,720	$19,309
Other	375	415
Total	$25,095	$19,724
At December 31, 2011, the Company had gross deferred tax assets (“DTAs”) totaling $20.5 million compared to $15.6 million at December 31, 2010. Of the $20.5 million, $4.0 million of DTAs related to its Canadian operations compared to $4.4 million at December 31, 2010. The Company also had deferred tax liabilities which increased to $25.1 million  at December 31, 2011 from $19.7 million at December 31, 2010.
The balance of the valuation allowance was $3.6 million at December 31, 2011 compared to $3.7 million at December 31, 2010. The valuation allowance arising from the Canadian operations was $3.4 million at December 31, 2011 and $3.5 million at December 31, 2010. The Canadian valuation allowance decreased during the year as a result of changes in exchange rates. The amount of this valuation allowance is subject to adjustment by the Company in future periods based upon its assessment of evidence supporting the degree of probability that DTAs will be realized.
At December 31, 2011, the Company had a DTA of $0.3 million  related to state NOLs that are available to reduce future years’ taxable income and expire beginning in 2014. A valuation allowance of $0.2 million has been established against a portion of the NOLs related to one of the Company’s prior acquisitions.

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has unused investment tax credits of approximately $0.5 million, which can be offset against Canadian federal income taxes payable in future taxation years. These investment tax credits expire in varying amounts from 2026 up to 2029.
The differences between the effective tax rate reflected in the provision for income taxes and the U.S. statutory income tax rate are as follows (dollars in thousands):

	Years Ended December 31,
	2011	2010	2009
Corporate statutory rate	35.0%	35.0%	35.0%
Income tax expense on income before income taxes	$48,403	$34,145	$23,830
Tax effect of:
State and local income taxes, net of federal benefit	3,025	2,219	1,622
Impact of foreign tax rates	(73)	(245)	387
Cross-jurisdictional financing	(6,072)	(3,984)	(3,991)
Adjustment to tax reserves	40	255	273
Other	1,185	431	(97)
	$46,508	$32,821	$22,024
Income from U.S. operations before income taxes was $137.3 million, $92.6 million, and $66.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Income from Canadian operations before income taxes, including taxable income attributable to intercompany debt, was $1.0 million, $5.0 million, and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.
The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Current tax expense
United States	$52,297	$29,256	$22,100
Canada	105	275	185
Total current tax expense	52,402	29,531	22,285
Deferred tax expense (benefit)
United States	(6,066)	1,945	(245)
Canada	172	1,345	(16)
Total deferred tax expense	(5,894)	3,290	(261)
Total tax expense	$46,508	$32,821	$22,024
Uncertain Tax Positions
U.S. GAAP accounting guidance for uncertain tax positions prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2011 and 2010, the Company has an accrued liability in the consolidated balance sheets of $0.6 million, respectively, while as of December 31, 2009 the Company had an accrued liability of $0.5 million. This liability related to various uncertain federal and state income tax matters, the resolution of all of which would not have a material impact on the Company’s effective tax rate.
There were no changes in this accrued liability from January 1, 2011 to December 31, 2011, and from January 1, 2010 to December 31, 2010. The change from January 1, 2009 to December 31, 2009 was a result of recognizing accrued interest and penalties related to the liability for tax uncertainties, as well as the effect of various additions to the Company's liability for tax uncertainties.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Accrued interest at December 31, 2011 and 2010 was $0.1 million and $0.2 million, respectively. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease within twelve months of December 31, 2011. The Company currently estimates that such increases or decreases will not be material.
The Company and its subsidiaries file income tax returns in the Canadian and U.S. federal jurisdictions, and various provincial, state and local jurisdictions. With few exceptions, the Company is no longer subject to tax examinations by tax authorities for years prior to 2007.

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Earnings Per Share
The following table sets forth the computation of basic and diluted EPS for the years ended December 31, 2011, 2010, and 2009 (in thousands, except share and per share data):

	2011	2010	2009
Numerator:
Net income available to common shareholders	$91,786	$64,735	$46,061
Denominator for basic EPS — weighted average common shares outstanding	62,126,656	60,736,831	52,008,408
Effect of dilutive securities:
Restricted stock units	231,157	552,617	104,290
Stock options	593,945	1,847,152	1,482,048
Denominator for diluted EPS	62,951,758	63,136,600	53,594,746
Earnings per share:
Basic	$1.48	$1.07	$0.89
Diluted	$1.46	$1.03	$0.86
The Company calculated the number of options and restricted stock units included in the diluted EPS calculation following the treasury stock method as outlined in earnings per-share accounting guidance. Stock options and RSUs totaling 45,319 and 11,953, respectively, were not included in the computation of diluted EPS for 2011 due to their anti-dilutive impact. There were no options calculated to be anti-dilutive and excluded from computation of the diluted EPS during 2010. Stock options totaling 22,000 were not included in the computation of diluted EPS for 2009 as the exercise prices were greater than the average market price of the common shares for the periods.
12.    Supplemental Cash Flow Information
(a) Other non-cash activities (in thousands):

	Years Ended December 31,
	2011	2010	2009
Contingent purchase price recorded from the SaveDirectRx acquisition	4,225	—	—
Contingent purchase price recorded from the MedfusionRx acquisition	—	4,865	—
Equity shares issued as a result of the NMHC acquisition	$12	$—	$4
(b) Cash paid (received) for income taxes and interest was as follows for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	Years Ended December 31,
	2011	2010	2009
Income taxes paid	$30,948	$19,334	$15,698
Interest paid	$1,792	$1,351	$3,870
Interest received	$(502)	$(746)	$(787)

13.	Employee Benefit Plans
The Company has a 401(k) savings plan that allows eligible employees to defer a percentage of their salary, not to exceed $16,500 in 2011 , 2010 and 2009 . The Company matches an amount equal to 100% of the first 1% of eligible earnings and 50% of the next 5% of eligible earnings. All participant contributions are 100% vested. Employer contributions become 100% vested after completion of three years of service. For 2011, 2010 and 2009 the Company’s contributions to this plan were $2.3 million, $1.7 million, and $1.3 million, respectively.

14.	Commitments and Contingencies

(a)	Lease Commitments:
The Company maintains operating lease agreements for office space in its main operating locations. The Company also leases certain office equipment.

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate future minimum payments in respect of non-cancellable operating lease agreements as of December 31, 2011, which extend until 2018, are as follows (in thousands):

Operating Leases
2012	$4,637
2013	4,457
2014	4,181
2015	3,902
2016	3,727
After 2016	6,286
$27,190
The total rental expense under operating leases for the years ended December 31, 2011, 2010, and 2009 was $6.4 million, $5.7 million, and $6.5 million, respectively. The lease renewal terms have not been factored into the commitments noted above as not renewing these leases would not have a detrimental impact on the Company. The Company terminated its Port Washington, New York lease effective May 2009, and paid an early termination fee of approximately $1.9 million. This cost was included in the purchase price of the NMHC acquisition in accordance with purchase accounting guidance in place at the time of the acquisition.

(b)	Contingencies:
On December 28, 2010, the Company completed its acquisition of MedfusionRx, a leading independent specialty pharmacy services provider. In January and February 2012, three former employees of MedfusionRx and several third parties plead guilty or were convicted of violations of the federal anti-kickback statute that occurred prior to the closing of the acquisition. While the Company believes that it is entitled to indemnification with respect to any costs or expenses arising from or relating to this matter pursuant to the terms of the MedfusionRx Purchase Agreement, we can give no assurances that such indemnification will be recoverable or will be sufficient to cover all potential civil or criminal penalties and claims arising therefrom or relating thereto. As of December 31, 2011, the Company had not recorded any contingent liability in the consolidated financial statements relating to this matter as the Company currently has assessed the likelihood of a judgment being rendered against the Company in this matter as remote.
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

15.    Segment Information
(a) Reportable Segments
The Company manages its business in two segments: PBM and HCIT. The Company and its chief operating decision maker evaluates segment performance and allocates resources based upon revenue and gross profit. Selling, general and administrative expenses, product development, depreciation and amortization, interest and other income and interest expense are reported as corporate expenses as these are managed on a consolidated basis by the Company.
PBM Segment
The Company provides comprehensive PBM services to customers, which include managed care organizations, local governments, unions, corporations, HMOs, employers, workers’ compensation plans, third party health care plan administrators, and federal and state government programs through its network of licensed pharmacies throughout the United States. The PBM services include electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail and specialty pharmacy claims management, Medicare Part D services, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, data access and reporting and information analysis.

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue primarily consists of sales of prescription drugs, together with any associated administrative fees, to customers and participants, through the Company’s nationwide network of participating pharmacies and the Company's own mail and specialty pharmacies. Revenue and costs related to the sales of prescription drugs is recognized when the claims are adjudicated and the prescription drugs are shipped. Claims are adjudicated at the point-of-sale using an on-line processing system. Revenue and costs primarily consists of sales of prescription drugs to customers and participants. These revenues and associated costs are recognized when the prescription drugs are shipped from the Company's pharmacy locations.
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
Financial information by segment (in thousands):

Year Ended December 31, 2011	PBM	HCIT	Corporate	Total
Revenues	$4,859,243	$116,253	$—	$4,975,496
Cost of revenue	4,602,662	63,346	—	4,666,008
Gross profit	256,581	52,907	—	309,488
Other corporate expenses	—	—	171,194	171,194
Income before income taxes	—	—	—	138,294
Income tax expense	—	—	—	46,508
Net income	—	—	—	$91,786
Goodwill	$271,380	$19,665	$—	$291,045
Total assets	$756,755	$293,552		$1,050,307

Year Ended December 31, 2010	PBM	HCIT	Corporate	Total
Revenues	$1,841,600	$106,789	$—	$1,948,389
Cost of revenue	1,681,944	52,390	—	1,734,334
Gross profit	159,656	54,399	—	214,055
Other corporate expenses	—	—	116,499	116,499
Income before income taxes	—	—	—	97,556
Income tax expense	—	—	—	32,821
Net income	—	—	—	$64,735
Goodwill	$200,932	$19,665	$—	$220,597
Total assets	$579,532	$237,258		$816,790

Year Ended December 31, 2009	PBM	HCIT	Corporate	Total
Revenues	$1,335,961	$102,673	$—	$1,438,634
Cost of revenue	1,197,757	54,277	—	1,252,034
Gross profit	138,204	48,396	—	186,600
Other corporate expenses	—	—	118,515	118,515
Income before income taxes	—	—	—	68,085
Income tax expense	—	—	—	22,024
Net income	—	—	—	$46,061
Goodwill	$122,122	$19,665	$—	$141,787
Total assets	$412,915	$249,165		$662,080

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Geographic Information
Revenues of the Company are primarily earned in the United States. The Company’s Canadian operations represented less than 1.0% of the Company’s consolidated revenues for the years ended December 31, 2011, 2010 and 2009.
(c) Major Customers
During the year ended December 31, 2011, one customer accounted for 40% of total revenue. During the year ended December 31, 2010, one customer accounted for 10.5% of total revenue. During the year ended December 31, 2009, one customer accounted for 12.6% of total revenue and another for 11.7% of total revenue. In 2011, 2010 and 2009, these major customers were included in the PBM segment.
At December 31, 2011, one customer accounted for 16.0% of the total accounts receivable balance. At December 31, 2010, no individual customer accounted for more than 10% of the total accounts receivable balance.

16.	Financial Instruments

(a)	Credit risk:
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
The estimated fair value of the Company’s financial instruments has been determined based on the Company’s assessment of available market information and appropriate valuation methodologies. However, these estimates may not necessarily be indicative of the amounts that the Company could realize in a current market exchange. See Note 17 for the Company’s disclosure on the fair value of derivative instruments. The Company has determined that it is not meaningful to calculate the fair value of the non-current accrued liabilities as a portion of this amount is an accrual for tax uncertainties.

(d)	Foreign exchange risk:
The Company is subject to foreign exchange risk related to its operations in Canada. The Company does not enter into derivative instruments to mitigate this risk. Exposure to fluctuations in Canadian-dollar denominated transactions is partially offset by Canadian dollar-denominated assets and liabilities.
17. Fair Value
Fair value measurement guidance defines a hierarchy to prioritize the inputs to valuation techniques used to measure fair value into three broad levels, with Level 1 considered the most reliable. For assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet, the table below categorizes fair value measurements across the three levels as of December 31, 2011 (in thousands):

Year Ended December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Contingent purchase price consideration	$—	—	9,406	$9,406

Year Ended December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Derivatives	$—	274	—	$274
Contingent purchase price consideration	$—	—	4,865	$4,865
When available and appropriate, the Company uses quoted market prices in active markets to determine fair value, and classifies such items within Level 1. Level 1 values include instruments traded on a public exchange. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability or can be derived principally from or corroborated by observable market data. If the Company were to use one or more significant unobservable inputs for a model-derived valuation,

SXC HEALTH SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the resulting valuation would be classified in Level 3.
On October 3, 2011, the Company completed the acquisition of SaveDirectRx, the exclusive mail-order pharmacy provider for PTRX, based in San Antonio, Texas. The purchase agreement includes contingent purchase price consideration in the form of an earn-out payment of up to $4.5 million contingent upon the SaveDirectRx book of business meeting or exceeding certain gross profit and revenue targets for the 2012 fiscal year. The $4.2 million fair-value of the contingent purchase price was accrued at the date of acquisition as part of the total consideration transferred. The fair value of the contingent purchase price consideration was $4.3 million as of December 31, 2011. The change in the value of the contingent purchase price of $0.1 million from October 3, 2011 was recorded to interest expense representing the change in the present value of the amount expected to be paid in the future for the contingent purchase price consideration. The Company utilized a probability weighted discounted cash flow method to arrive at the fair value of the contingent consideration based on the expected results and considering the performance targets of SaveDirectRx in 2012. As of December 31, 2011, the contingent purchase price consideration is classified as other liabilities in the consolidated balance sheet.
The Company acquired MedfusionRx, a specialty pharmacy provider on December 28, 2010. The selling members of Medfusion have the opportunity to earn an additional $5.5 million in cash, subject to the satisfaction of certain performance targets in the 2012 fiscal year. The $4.9 million fair-value of the contingent purchase price was accrued at the date of acquisition as part of the total consideration transferred. The fair value of the contingent purchase price consideration was $5.1 million as of December 31, 2011. The change in the value of the contingent purchase price of $0.3 million from December 31, 2010 was recorded to interest expense representing the change in the present value of the amount expected to be paid in the future for the contingent purchase price consideration. The Company utilized a probability weighted discounted cash flow method to arrive at the fair value of the contingent consideration based on the expected results of Medfusion in 2012. As of December 31, 2011 and December 31, 2010, the contingent purchase price consideration is classified as other liabilities in the consolidated balance sheets.
As the fair value measurement for the contingent consideration is based on inputs not observed in the market, these measurements are classified as Level 3 measurements as defined by fair value measurements guidance.
The Company has classified derivative liabilities as accrued liabilities as of December 31, 2010. The reported fair value was estimated based on quoted prices from a financial institution which are derived from movements in the underlying interest rate markets. The total change in fair value was $0.3 million for the year ended December 31, 2010, and was mostly recognized as other (income) expense in the consolidated statement of operations.
During 2011 and 2010 there were no movements of fair value measurements between levels 1, 2 and 3.
18.    Supplemental Information

	Beginning Balance	Charged to Expense	Adjustments	Ending Balance
	(In thousands)
Allowance for doubtful accounts
Year Ended December 31, 2011	$3,553	(301)	(527)	$2,725
Year Ended December 31, 2010	$2,871	$1,219	(537)	$3,553
Year Ended December 31, 2009	$3,570	1,085	(1,784)	$2,871

	Beginning Balance	Charged to Expense	Adjustments	Ending Balance
	(In thousands)
Valuation allowance for deferred tax assets
Year Ended December 31, 2011	$3,714	(111)	—	$3,603
Year Ended December 31, 2010	$3,649	65	—	$3,714
Year Ended December 31, 2009	$5,712	(1,881)	(182)	$3,649

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation (under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer), pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures as of December 31, 2011 (the “Evaluation Date”), which is the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and were effective to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective. Our independent registered public accounting firm, KPMG LLP, has issued an audit report indicating that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the COSO. KPMG LLP’s audit report is included in Item 8 of this Form 10-K.
There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None

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
Information related to compensation plans under which our equity securities are authorized for issuance as of December 31, 2011 is set forth in the table below.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Equity Awards	Weighted Average Exercise Price of Outstanding Options (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plan approved by security holders — Long-Term Incentive Plan ("LTIP") (2)	1,870,282	—	2,138,470
Equity compensation plan approved by security holders — Employee Stock Purchase Plan (3)	—	—	—

1.
At December 31, 2011, the Company had outstanding 81,522 options denominated in Canadian dollars with a weighted average exercise price of C$6.41. There are 1,178,851 options outstanding that are denominated in U.S. dollars with a weighted average exercise price of $20.42. The remaining 609,909 securities outstanding are RSUs with a weighted average grant date fair value of $14.06

2.
The LTIP provides for the grant of stock option awards, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other stock-based awards to eligible persons, including executive officers and directors of the Company.

3.
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
2.1
Purchase Agreement, dated December 1, 2010, by and among MedfusionRx, L.L.C., Medtown South, L.L.C, the members of Medfusion identified therein, Ron Cunningham, in his capacity as Selling Party Representative pursuant to Section 9.08 thereof, and SXC Health Solutions, Inc. *

Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by SXC with the SEC on December 29, 2010
2.2
Unit Purchase Agreement, dated November 16, 2011, by and among SXC Health Solutions, Inc., HealthTran LLC, HealthTrans Data Services, LLC, ABRY Senior Equity II, L.P., ASE II-A HealthTran, L.P., ABRY Senior Equity Co-Investment, L.P., The Jack and Mary McClurg Exempt Trust, The Hutchison Family Exempt Trust, Jack W. McClurg, both in his individual capacity and in his capacity as the trustee of The Jack and Mary McClurg Exempt Trust, Louis W. Hutchison, Jr., both in his individual capacity and in his capacity as the trustee of The Hutchison Family Exempt Trust, and HealthTrans Data Services, LLC, in its capacity as the Sellers' Agent thereunder.*

Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by SXC with the SEC on January 5, 2012.
3.1	Certificate of Amalgamation of SYSTEMS XCELLENCE INC.	Incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
3.2	Certificate of Continuance of SXC HEALTH SOLUTIONS CORP. (formerly named SYSTEMS XCELLENCE INC.)	Incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
3.3	Amended and Restated Bylaws of SXC Health Solutions Corp.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by SXC with the SEC on June 27, 2008
4.1	Specimen of Common Stock Certificate	Incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
10.1†	SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.1 to SXC Health Solutions Corp.’s Current Report on Form 8-K filed on May 19, 2009.
10.2†	Form of SXC Health Solutions Corp. Stock Option Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 7, 2009.
10.3†	Form of SXC Health Solutions Corp. Time-Vesting Restricted Stock Unit Award Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 7, 2009.
10.4†	Form of SXC Health Solutions Corp. Time-Vesting Restricted Stock Unit Award Agreement for Non-Employee Directors under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 7, 2009.
10.5†	Form of SXC Health Solutions Corp. Performance-Based Restricted Stock Unit Award Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 7, 2009.
10.6†	Form of SXC Health Solutions Corp. Time-Vesting Restricted Stock Unit Award Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed by SXC with the SEC on March 5, 2010
10.7†	Form of SXC Health Solutions Corp. Stock Option Agreement for certain Employees, Non-Employee Directors and Service Providers	Incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008

Exhibit Number	Description of Document	Reference
10.8†	Amended and Restated 2000 Restricted Stock Grant Plan of SXC Health Solutions, Corp., effective September 16, 2008	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on November 6, 2008
10.9†	Employment Agreement, effective as of June 30, 2008, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Mark Thierer	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 11, 2008
10.10†	Employment Agreement, effective as of June 30, 2008, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Jeffrey G. Park	Incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 11, 2008
10.11†	Employment Agreement, effective as of November 6, 2008, between SXC Health Solutions, Inc. and John Romza	Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on November 6, 2008
10.12†	Employment Agreement, effective as of November 6, 2008, between SXC Health Solutions, Inc. and Mike Bennof	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on November 6, 2008
10.13†	Employment Agreement, effective as of November 6, 2008, among SXC Health Solutions, Inc., informedRx and B. Greg Buscetto	Incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on November 6, 2008
10.14†	First Amendment to the Employment Agreement, effective as of June 30, 2008, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Mark Thierer	Incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed by SXC with the SEC on March 13, 2009
10.15†	First Amendment to the Employment Agreement, effective as of June 30, 2008, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Jeffrey G. Park	Incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed by SXC with the SEC on March 13, 2009
10.16†	SXC Health Solutions, Inc. Deferred Compensation Plan (Effective January 1, 2009)	Incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed by SXC with the SEC on March 13, 2009
10.17†	2007 Employee Stock Purchase Plan	Incorporated herein by reference to Exhibit 4.1 to the Form S-8 (SEC file No. 333-145449) filed by SXC on August 14, 2007
10.18†	Amendment No. 1 to the SXC Health Solutions Corp. 2007 Employee Stock Purchase Plan, dated March 11, 2009	Incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed by SXC with the SEC on March 13, 2009
10.19†	Amendment No. 2 to the SXC Health Solutions Corp. 2007 Employee Stock Purchase Plan, dated March 2, 2010	Incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed by SXC with the SEC on March 5, 2010
10.20	Lease Agreement between HINES VAF WESTWOOD OF LISLE II, L.P. and SXC HEALTH SOLUTIONS, INC., dated March 24, 2006	Incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
10.21†	Amendment to Employment Agreement, effective as of September 1, 2009, among SXC Health Solutions, Inc., informedRx and B. Greg Buscetto	Incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed by SXC with the SEC on March 5, 2010
10.22†	Amendment to Employment Agreement, effective as of January 1, 2010, among SXC Health Solutions, Inc., informedRx and B. Greg Buscetto	Incorporated herein by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed by SXC with the SEC on March 5, 2010
10.23†	Separation Agreement and General Release dated December 13, 2010 and effective as of November 1, 2010 between SXC Health Solutions Inc., and Mike Bennof	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by SXC with the SEC on December 17, 2010
10.24†	Employment Agreement, effective as of June 22, 2010, among SXC Health Solutions Inc., and Joel Saban	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 5, 2010
10.25†	Second Amendment to the Employment Agreement, effective as of September 1, 2010, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Mark Thierer	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on November 4, 2010
10.26†	Second Amendment to the Employment Agreement, effective as of September 1, 2010, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Jeffrey G. Park	Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on November 4, 2010
10.27†	SXC Health Solutions Corp. Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 17, 2010.

Exhibit Number	Description of Document	Reference
10.28	Form of indemnification agreement for directors and certain officers of SXC Health Solutions Corp.	Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed by SXC with the SEC on February 25, 2011
10.29†	Employment Agreement, effective as of February 16, 2008, among SXC Health Solutions Inc., and Clifford E. Berman.	Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed by SXC with the SEC on February 25, 2011
10.30†	First Amendment to the Employment Agreement, effective as of December, 22, 2008, among SXC Health Solutions, Inc. and Clifford E. Berman	Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed by SXC with the SEC on February 25, 2011
10.31†	Second Amendment to the Employment Agreement, effective as of June 17, 2009, among SXC Health Solutions, Inc. and Clifford E. Berman	Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by SXC with the SEC on February 25, 2011
10.32
Credit Agreement, dated December 16, 2011, among SXC Health Solutions Corp., as borrower, JPMorgan Chase Bank, N.A., as a lender and as administrative agent, Bank of America, N.A., SunTrust Bank, Fifth Third Bank, PNC Bank, N.A. and The Toronto-Dominion Bank, as lenders and co-syndication agents, Barclays Bank PLC, Morgan Stanley Bank, N.A., Credit Suisse AG, Cayman Islands Branch, The Northern Trust Company, PNC Bank Canada Branch, U.S. Bank National Association and U.S. Bank National Association, Canadian Branch, as lenders, the other lenders from time to time party thereto and J.P. Morgan Securities LLC, as sole bookrunner and sole lead arranger

Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by SXC with the SEC on December 20, 2011
10.33	Subsidiary Guaranty, dated December 16, 2011, among the Guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by SXC with the SEC on December 20, 2011
12.1	Statement of computation of ratios of earnings to fixed charges	Filed herewith
18.1	KPMG LLP Preferability Letter (United States)	Incorporated herein by reference to Exhibit 18.1 to the Annual Report on Form 10-K filed by SXC with the SEC on March 13, 2009
21.1	List of Subsidiaries	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

†	Indicates management contract or compensatory plan.
*	The registrant agrees to furnish supplementary to the SEC a copy of any omitted schedule or exhibit upon the request of the SEC in accordance with Item 601(b)(2) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2012.

SXC HEALTH SOLUTIONS CORP.

By:	/s/ Mark A. Thierer
Mark A. Thierer
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

By:	/s/ Mark A. Thierer	Chairman and Chief Executive Officer (Principal Executive Officer and Director)	February 24, 2012
Mark A. Thierer

By:	/s/ Jeffrey Park	Chief Financial Officer and Executive Vice President, Finance (Principal Financial and Accounting Officer)	February 24, 2012
Jeffrey Park

By:	/s/ Peter J. Bensen	Director	February 24, 2012
Peter J. Bensen

By:	/s/ Steven Cosler	Director	February 24, 2012
Steven Cosler

By:	/s/ William J. Davis	Director	February 24, 2012
William J. Davis

By:	/s/ Anthony R. Masso	Director	February 24, 2012
Anthony R. Masso

By:	/s/ Philip R. Reddon	Director	February 24, 2012
Philip R. Reddon

By:	/s/ Curtis J. Thorne	Director	February 24, 2012
Curtis J. Thorne

Exhibit Index

Exhibit Number	Description of Document	Reference
2.1
Purchase Agreement, dated December 1, 2010, by and among MedfusionRx, L.L.C., Medtown South, L.L.C, the members of Medfusion identified therein, Ron Cunningham, in his capacity as Selling Party Representative pursuant to Section 9.08 thereof, and SXC Health Solutions, Inc. *

Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by SXC with the SEC on December 29, 2010
2.2
Unit Purchase Agreement, dated November 16, 2011, by and among SXC Health Solutions, Inc., HealthTran LLC, HealthTrans Data Services, LLC, ABRY Senior Equity II, L.P., ASE II-A HealthTran, L.P., ABRY Senior Equity Co-Investment, L.P., The Jack and Mary McClurg Exempt Trust, The Hutchison Family Exempt Trust, Jack W. McClurg, both in his individual capacity and in his capacity as the trustee of The Jack and Mary McClurg Exempt Trust, Louis W. Hutchison, Jr., both in his individual capacity and in his capacity as the trustee of The Hutchison Family Exempt Trust, and HealthTrans Data Services, LLC, in its capacity as the Sellers' Agent thereunder.*
Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by SXC with the SEC on January 5, 2012.
3.1	Certificate of Amalgamation of SYSTEMS XCELLENCE INC.	Incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
3.2	Certificate of Continuance of SXC HEALTH SOLUTIONS CORP. (formerly named SYSTEMS XCELLENCE INC.)	Incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
3.3	Amended and Restated Bylaws of SXC Health Solutions Corp.	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by SXC with the SEC on June 27, 2008
4.1	Specimen of Common Stock Certificate	Incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
10.1†	SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.1 to SXC Health Solutions Corp.’s Current Report on Form 8-K filed on May 19, 2009.
10.2†	Form of SXC Health Solutions Corp. Stock Option Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 7, 2009.
10.3†	Form of SXC Health Solutions Corp. Time-Vesting Restricted Stock Unit Award Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 7, 2009.
10.4†	Form of SXC Health Solutions Corp. Time-Vesting Restricted Stock Unit Award Agreement for Non-Employee Directors under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 7, 2009.
10.5†	Form of SXC Health Solutions Corp. Performance-Based Restricted Stock Unit Award Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 7, 2009.
10.6†	Form of SXC Health Solutions Corp. Time-Vesting Restricted Stock Unit Award Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed by SXC with the SEC on March 5, 2010
10.7†	Form of SXC Health Solutions Corp. Stock Option Agreement for certain Employees, Non-Employee Directors and Service Providers	Incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
10.8†	Amended and Restated 2000 Restricted Stock Grant Plan of SXC Health Solutions, Corp., effective September 16, 2008	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on November 6, 2008
10.9†	Employment Agreement, effective as of June 30, 2008, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Mark Thierer	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 11, 2008
10.10†	Employment Agreement, effective as of June 30, 2008, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Jeffrey G. Park	Incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 11, 2008
10.11†	Employment Agreement, effective as of November 6, 2008, between SXC Health Solutions, Inc. and John Romza	Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on November 6, 2008

Exhibit Number	Description of Document	Reference
10.12†	Employment Agreement, effective as of November 6, 2008, between SXC Health Solutions, Inc. and Mike Bennof	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on November 6, 2008
10.13†	Employment Agreement, effective as of November 6, 2008, among SXC Health Solutions, Inc., informedRx and B. Greg Buscetto	Incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on November 6, 2008
10.14†	First Amendment to the Employment Agreement, effective as of June 30, 2008, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Mark Thierer	Incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed by SXC with the SEC on March 13, 2009
10.15†	First Amendment to the Employment Agreement, effective as of June 30, 2008, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Jeffrey G. Park	Incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed by SXC with the SEC on March 13, 2009
10.16†	SXC Health Solutions, Inc. Deferred Compensation Plan (Effective January 1, 2009)	Incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed by SXC with the SEC on March 13, 2009
10.17†	2007 Employee Stock Purchase Plan	Incorporated herein by reference to Exhibit 4.1 to the Form S-8 (SEC file No. 333-145449) filed by SXC on August 14, 2007
10.18†	Amendment No. 1 to the SXC Health Solutions Corp. 2007 Employee Stock Purchase Plan, dated March 11, 2009	Incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed by SXC with the SEC on March 13, 2009
10.19†	Amendment No. 2 to the SXC Health Solutions Corp. 2007 Employee Stock Purchase Plan, dated March 2, 2010	Incorporated herein by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed by SXC with the SEC on March 5, 2010
10.20	Lease Agreement between HINES VAF WESTWOOD OF LISLE II, L.P. and SXC HEALTH SOLUTIONS, INC., dated March 24, 2006	Incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed by SXC with the SEC on March 17, 2008
10.21†	Amendment to Employment Agreement, effective as of September 1, 2009, among SXC Health Solutions, Inc., informedRx and B. Greg Buscetto	Incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed by SXC with the SEC on March 5, 2010
10.22†	Amendment to Employment Agreement, effective as of January 1, 2010, among SXC Health Solutions, Inc., informedRx and B. Greg Buscetto	Incorporated herein by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed by SXC with the SEC on March 5, 2010
10.23†	Separation Agreement and General Release dated December 13, 2010 and effective as of November 1, 2010 between SXC Health Solutions Inc., and Mike Bennof	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by SXC with the SEC on December 17, 2010
10.24†	Employment Agreement, effective as of June 22, 2010, among SXC Health Solutions Inc., and Joel Saban	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on August 5, 2010
10.25†	Second Amendment to the Employment Agreement, effective as of September 1, 2010, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Mark Thierer	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on November 4, 2010
10.26†	Second Amendment to the Employment Agreement, effective as of September 1, 2010, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Jeffrey G. Park	Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by SXC with the SEC on November 4, 2010
10.27†	SXC Health Solutions Corp. Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 17, 2010.
10.28	Form of indemnification agreement for directors and certain officers of SXC Health Solutions Corp.	Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed by SXC with the SEC on February 25, 2011
10.29†	Employment Agreement, effective as of February 16, 2008, among SXC Health Solutions Inc., and Clifford E. Berman.	Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed by SXC with the SEC on February 25, 2011
10.30†	First Amendment to the Employment Agreement, effective as of December, 22, 2008, among SXC Health Solutions, Inc. and Clifford E. Berman	Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed by SXC with the SEC on February 25, 2011
10.31†	Second Amendment to the Employment Agreement, effective as of June 17, 2009, among SXC Health Solutions, Inc. and Clifford E. Berman	Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by SXC with the SEC on February 25, 2011

Exhibit Number	Description of Document	Reference
10.32
Credit Agreement, dated December 16, 2011, among SXC Health Solutions Corp., as borrower, JPMorgan Chase Bank, N.A., as a lender and as administrative agent, Bank of America, N.A., SunTrust Bank, Fifth Third Bank, PNC Bank, N.A. and The Toronto-Dominion Bank, as lenders and co-syndication agents, Barclays Bank PLC, Morgan Stanley Bank, N.A., Credit Suisse AG, Cayman Islands Branch, The Northern Trust Company, PNC Bank Canada Branch, U.S. Bank National Association and U.S. Bank National Association, Canadian Branch, as lenders, the other lenders from time to time party thereto and J.P. Morgan Securities LLC, as sole bookrunner and sole lead arranger
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by SXC with the SEC on December 20, 2011
10.33	Subsidiary Guaranty, dated December 16, 2011, among the Guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by SXC with the SEC on December 20, 2011
12.1	Statement of computation of ratios of earnings to fixed charges	Filed herewith
18.1	KPMG LLP Preferability Letter (United States)	Incorporated herein by reference to Exhibit 18.1 to the Annual Report on Form 10-K filed by SXC with the SEC on March 13, 2009
21.1	List of Subsidiaries	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

†	Indicates management contract or compensatory plan.
*	The registrant agrees to furnish supplementary to the SEC a copy of any omitted schedule or exhibit upon the request of the SEC in accordance with Item 601 (b)(2) of Regulation S-K.