Form 10-Q
period 2012-03-31
SXC Health Solutions Corp.
filed 2012-05-04
CIK 1363851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2012, there were 63,903,146 of the Registrant’s common shares, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SXC HEALTH SOLUTIONS CORP.
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$259,437	$341,382
Restricted cash	12,682	12,017
Accounts receivable, net of allowance for doubtful accounts of $2,122 (2011 — $2,725)	292,471	240,425
Rebates receivable	46,970	33,834
Prepaid expenses and other current assets	7,765	6,409
Inventory	21,469	19,554
Deferred income taxes	8,526	9,642
Total current assets	649,320	663,263
Property and equipment, net of accumulated depreciation of $46,360 (2011 — $43,304)	27,531	21,658
Goodwill	464,902	291,045
Other intangible assets, net of accumulated amortization of $58,390 (2011 — $48,072)	136,589	69,777
Other assets	5,789	4,564
Total assets	$1,284,131	$1,050,307

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,758	$19,679
Accrued expenses and other current liabilities	95,755	66,729
Pharmacy benefit management rebates payable	69,223	59,235
Pharmacy benefit claims payable	263,353	199,701
Total current liabilities	445,089	345,344
Deferred income taxes	20,419	18,361
Long term debt	100,000	—
Other liabilities	7,331	15,564
Total liabilities	572,839	379,269
Commitments and contingencies (Note 11)
Shareholders’ equity
Common shares: no par value, unlimited shares authorized; 62,874,070 shares issued and outstanding at March 31, 2012 (December 31, 2011 — 62,383,661 shares)	411,826	394,769
Additional paid-in capital	34,791	37,936
Retained earnings	264,675	238,333
Total shareholders’ equity	711,292	671,038
Total liabilities and shareholders’ equity	$1,284,131	$1,050,307

See accompanying notes to the unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011
	(unaudited)

Revenue	$1,717,097	$1,097,652
Cost of revenue	1,606,708	1,034,074
Gross profit	110,389	63,578
Expenses:
Product development costs	3,074	3,360
Selling, general and administrative	53,640	27,438
Depreciation of property and equipment	2,356	1,594
Amortization of intangible assets	10,318	3,560
	69,388	35,952
Operating income	41,001	27,626
Interest and other expense, net	1,240	287
Income before income taxes	39,761	27,339
Income tax expense (benefit):
Current	13,655	8,609
Deferred	(236)	459
	13,419	9,068
Net income	$26,342	$18,271
Earnings per share:
Basic	$0.42	$0.30
Diluted	$0.42	$0.29
Weighted average number of shares used in computing earnings per share:
Basic	62,528,683	61,801,036
Diluted	63,284,479	63,532,241
See accompanying notes to the unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Cash flows from operating activities:
Net income	$26,342	$18,271
Items not involving cash:
Stock-based compensation	2,789	1,683
Depreciation of property and equipment	3,055	2,330
Amortization of intangible assets	10,318	3,560
Deferred lease inducements and rent	51	(122)
Deferred income taxes	(236)	459
Tax benefit on stock-based compensation plans	(7,789)	(3,323)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(31,842)	(78,169)
Rebates receivable	(8,777)	322
Restricted cash	(665)	(12)
Prepaid expenses and other current assets	144	(778)
Inventory	(1,602)	(2,183)
Income taxes	5,887	8,219
Accounts payable	(4,032)	6,532
Accrued expenses and other current liabilities	7,630	(7,782)
Pharmacy benefit claims payable	48,761	52,720
Pharmacy benefit management rebates payable	7,225	(160)
Other	(1,048)	(785)
Net cash provided by operating activities	56,211	782
Cash flows from investing activities:
Acquisition, net of cash acquired	(243,178)	—
Purchases of property and equipment	(6,141)	(1,198)
Net cash used by investing activities	(249,319)	(1,198)
Cash flows from financing activities:
Proceeds from issuance of debt	100,000	—
Tax benefit on stock-based compensation plans	7,789	3,323
Proceeds from exercise of options	3,334	1,758
Net cash provided by financing activities	111,123	5,081
Effect of foreign exchange on cash balances	40	(20)
(Decrease) increase in cash and cash equivalents	(81,945)	4,645
Cash and cash equivalents, beginning of period	341,382	321,284
Cash and cash equivalents, end of period	$259,437	$325,929

See accompanying notes to the unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance at December 31, 2011	62,383,661	$394,769	$37,936	$238,333	$671,038
Activity during the period (unaudited):
Net income	—	—	—	26,342	26,342
Exercise of stock options	317,153	4,722	(1,388)	—	3,334
Vesting of restricted stock units	173,256	12,335	(12,335)	—	—
Tax benefit on options exercised	—	—	7,789	—	7,789
Stock-based compensation	—	—	2,789	—	2,789
Balance at March 31, 2012 (unaudited)	62,874,070	$411,826	$34,791	$264,675	$711,292

Balance at December 31, 2010	61,602,997	$381,736	$24,973	$146,547	$553,256
Activity during the period (unaudited):
Net income	—	—	—	18,271	18,271
Exercise of stock options	243,633	2,531	(773)	—	1,758
Vesting of restricted stock units	29,948	1,508	(1,508)	—	—
Tax benefit on options exercised	—	—	3,323	—	3,323
Stock-based compensation	—	—	1,683	—	1,683
Balance at March 31, 2011 (unaudited)	61,876,578	$385,775	$27,698	$164,818	$578,291
See accompanying notes to the unaudited consolidated financial statements.

SXC HEALTH SOLUTIONS CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

SXC Health Solutions Corp. (the “Company”) is a leading provider of pharmacy benefits management (“PBM”) services and healthcare information technology (“HCIT”) solutions to the healthcare benefits management industry. The Company’s product offerings and solutions combine a wide range of PBM services, software applications, application service provider (“ASP”) processing services and professional services designed for many of the largest organizations in the pharmaceutical supply chain, such as federal, provincial, state and local governments, pharmacy benefit managers, managed care organizations, retail pharmacy chains and other healthcare intermediaries. The Company is headquartered in Lisle, Illinois with several locations in the U.S. and Canada. The Company trades on the Toronto Stock Exchange under ticker symbol “SXC” and on the Nasdaq Global Select Market under ticker symbol “SXCI.” For more information, please visit www.sxc.com.

2.	Basis of Presentation

Basis of presentation:
The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting on Form 10-Q, and following accounting policies consistent with the Company’s audited annual consolidated financial statements for the year ended December 31, 2011. The unaudited consolidated financial statements of the Company include its wholly-owned subsidiaries and all significant intercompany transactions and balances have been eliminated in consolidation. Amounts in the unaudited consolidated financial statements and notes thereto are expressed in U.S. dollars, except where indicated. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Certain reclassifications have been made to conform the prior year's consolidated financial statements to the current year's presentation. The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012. As of the issuance date of the Company’s financial statements, the Company has assessed whether subsequent events have occurred that require adjustment to or disclosure in these unaudited consolidated financial statements in accordance with Financial Accounting Standards Board’s (“FASB”) guidance.
Pursuant to the SEC rules and regulations for reporting on Form 10-Q, certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or excluded. As a result, these unaudited consolidated financial statements do not contain all the disclosures required to be included in the annual consolidated financial statements and should be read in conjunction with the most recent audited annual consolidated financial statements and notes thereto for the year ended December 31, 2011.
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

a) Recent accounting standards implemented
No new standards have been implemented by the Company during the three-month period ended March 31, 2012.

b) Recent accounting standards issued
No new standards have been issued during the three-month period ended March 31, 2012 that the Company assessed to have a significant impact on its financial results or in the presentation and disclosure of its financial statements.

4. Business Combinations

HealthTran LLC

In January 2012, the Company completed the acquisition of all of the outstanding equity interests of HealthTran LLC (“HealthTran”) in exchange for $250 million in cash, subject to certain customary post-closing adjustments, in each case upon the terms and subject to the conditions contained in the Purchase Agreement. HealthTran was an existing HCIT client and utilizes a Company platform for its claims adjudication services. The acquisition provides the opportunity to create new revenues from HealthTran's customer base and generate cost savings through purchasing and selling, general and administrative ("SG&A") synergies.

Costs related to the HealthTran acquisition of $0.9 million were included in selling, general and administrative expenses for the year ended December 31, 2011. Additional acquisition costs incurred during the three months ended March 31, 2012 were not significant. The costs incurred were comprised of legal, accounting, valuation, and professional services fees associated with the HealthTran acquisition. The results of HealthTran are included in the Company's results beginning January 1, 2012.

Purchase Price Allocation
The HealthTran acquisition was accounted for under the acquisition method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The carrying values for current assets and liabilities were deemed to approximate their fair values due to the short-term nature of their maturities. Fair values for acquired amortized intangible assets were determined as follows: customer relationships were valued using an excess earnings model based on expected future revenues derived from the customers acquired, non-compete agreements were valued using discounted cash flow models based on expected future results of HealthTran, trademarks/tradenames were valued using a royalty savings model based on future projected revenues of HealthTran and applicable market royalty rates and licenses utilized a replacement cost approach. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. All of the assets and liabilities recorded for the HealthTran acquisition are included within the Company's PBM segment. Goodwill is non-amortizing for financial statement purposes and the entire goodwill balance generated from the HealthTran acquisition is tax deductible. The goodwill recognized by the Company represents many of the synergies and business growth opportunities that may be realized from this acquisition. The synergies include the expansion of the Company's product offerings and improved pricing from the Company's suppliers due to the increased volume of prescription drug purchases.
The following summarizes the preliminary fair values assigned to the assets acquired and liabilities assumed at the acquisition date and are subject to change. The purchase price allocation and related valuation process are not complete. Final determination of the fair values may result in further adjustments to the amounts presented below (in thousands):

Current assets	$30,654
Property and equipment	2,787
Goodwill	173,642
Intangible assets	77,130
Total assets acquired	284,213
Current liabilities	36,784
Total liabilities assumed	36,784
Net assets acquired	$247,429
During the three months ended March 31, 2012, the Company recognized $5.2 million of amortization expense from intangible assets acquired in the HealthTran acquisition. Amortization associated with the HealthTran acquisition for the remainder of 2012 is expected to be $13.9 million.
The estimated fair values and useful lives of intangible assets acquired are as follows (dollars in thousands):

	Fair Value	Useful Life
Trademarks/Trade names	$1,750	6 months
Customer relationships	72,400	4-9 years
Non-compete agreements	2,600	5 years
License	380	3 years
Total	$77,130
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

The SaveDirectRx purchase agreement includes contingent purchase price consideration in the form of an earn-out payment of up to $4.5 million contingent upon the SaveDirectRx book of business meeting or exceeding certain gross profit and revenue targets for the 2012 fiscal year. The $4.2 million fair-value of the contingent purchase price was accrued at the date of acquisition as part of the total consideration transferred. The Company utilized a probability weighted discounted cash flow method based on the expected future performance of SaveDirectRx and its ability to meet the target performance objectives to arrive at the fair value of the contingent consideration. The Company will continue to reassess the fair value of the contingent purchase price until the applicable earn-out period has lapsed. Any future changes to the fair value of the contingent purchase price will be recognized in earnings of the Company. As the fair value measurement for the contingent consideration is based on inputs not observed in the market, the measurement is classified as a level 3 measurement as defined by the fair value hierarchy. Refer to Note 12- Fair Value for further detail.
Costs related to the PTRX and SaveDirectRx acquisitions were insignificant. Due to the previous contractual relationship between the Company and PTRX and SaveDirectRx, there were pre-existing transactions between the entities which resulted in approximately $2.4 million in accounts receivable due to the Company from PTRX and SaveDirectRx, mainly for PBM services provided, and approximately $2.6 million due to PTRX and SaveDirectRx primarily for pharmacy benefit management rebates. No gain or loss was generated from the subsequent settlement of these pre-existing balances.

Purchase Price Allocation

The PTRX and SaveDirectRx acquisitions were accounted for under the acquisition method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisitions has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The assets and liabilities recorded for PTRX and SaveDirectRx were recorded in the PBM segment. Goodwill is non-amortizing for financial statement purposes and $25 million of the goodwill balance generated from the PTRX and SaveDirectRx acquisitions is tax deductible.
The following summarizes the preliminary fair values assigned to the assets acquired and liabilities assumed at the acquisition date and are subject to change. The purchase price allocation and related valuation process are not complete. Final determination of the fair value may result in further adjustments to the amounts presented below (in thousands):

Current assets	$18,975
Property and equipment	573
Goodwill	61,664
Intangible assets	25,380
Total assets acquired	106,592
Current liabilities	25,186
Total liabilities assumed	25,186
Net assets acquired	$81,406
During the three months ended March 31, 2012, the Company recognized $1.4 million of amortization expense from intangible assets acquired in the PTRX and SaveDirectRx acquisitions. Amortization related to these acquisitions for the remainder of the year is expected to be $3.4 million.
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

Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined historical results of operations of the Company, PTRX, SaveDirectRx and HealthTran as if the acquisitions had occurred on the first day of the comparable period presented. The unaudited pro forma financial information includes certain adjustments related to the acquisitions, such as increased amortization from the fair value of intangible assets acquired, and consequential income tax effects from the acquisition. Unaudited pro forma results of operations are as follows (in thousands, except share and per share amounts):

Three Months Ended March 31, 2011
Revenue	$1,167,478
Gross profit	$80,176
Net income	$18,005
Earnings per share:
Basic	$0.29
Diluted	$0.28
Weighted average shares outstanding:
Basic	61,801,036
Diluted	63,532,241
This unaudited pro forma financial information is not intended to represent or be indicative of what would have occurred if these transactions had taken place on the date presented and is not indicative of what the Company's actual results of operations would have been had the acquisition been completed at the beginning of the period indicated above. Further, the pro forma combined results do not reflect one-time costs to fully merge and operate the combined organization more efficiently or anticipated synergies expected to result from the combinations and should not be relied upon as being indicative of the future results that the Company will experience.

MedMetrics Health Partners Acquisition

On June 1, 2011, the Company completed the acquisition of substantially all of the assets of MedMetrics Health Partners, Inc. (“MedMetrics”), the full-service PBM subsidiary of Public Sector Partners, Inc., which is affiliated with a major medical school. MedMetrics' results of operations were included in the Company's financial results commencing June 1, 2011. Prior to the acquisition, MedMetrics was a customer of the Company and its associated revenue was accounted for in the PBM segment. Due to the previous contractual relationship between the Company and MedMetrics, there were pre-existing transactions between the two entities which resulted in approximately $10.6 million in accounts receivable due to the Company from MedMetrics for PBM services provided. No gain or loss was generated from the subsequent settlement of the pre-existing balance transactions. MedMetrics is not included in the pro forma financial information as it is not material.

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

Pending Catalyst Health Solutions, Inc. Merger

On April 18, 2012, the Company announced that it had entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Catalyst Health Solutions, Inc. (“Catalyst”), a full-service PBM serving more than 18 million lives in the United States and Puerto Rico, pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, a newly-formed wholly-owned subsidiary of the Company will be merged with and into Catalyst, with Catalyst surviving as a wholly-owned subsidiary of the Company (the “Merger”).  Each share of Catalyst common stock outstanding immediately prior to the effective time of the Merger (other than shares owned by the Company or Catalyst or any of their respective wholly-owned subsidiaries or shares with respect to which appraisal rights have been properly exercised) will be converted in the Merger into the right to receive 0.6606 of a Company common share and $28.00 in cash. Based on the outstanding shares of Catalyst common stock as of December 31, 2011, approximately 34 million shares of the Company will be issued to complete the Merger. The completion of the Merger is subject to certain conditions, including, among others, (i) approval and adoption by Catalyst stockholders of the Merger Agreement, (ii) approval by Company shareholders of the issuance of Company common shares in connection with the Merger, (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and the receipt of certain governmental approvals and (iv) other customary closing conditions. The Merger is expected to close in the second half of 2012. Refer to Note 7-Debt for further detail.

5. Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or more frequently if impairment indicators arise. The Company allocates goodwill to both the PBM and HCIT segments. There were no impairments of goodwill or indefinite-lived intangible assets during the three months ended March 31, 2012 and 2011.
Definite-lived intangible assets are amortized over the useful lives of the related assets. The components of intangible assets were as follows (in thousands):

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$147,674	$46,964	$100,710	$92,274	$39,158	$53,116
Acquired software	3,765	3,585	180	3,765	3,522	243
Trademarks/Tradenames	14,070	4,695	9,375	12,320	2,831	9,489
Non-compete agreements	6,990	2,748	4,242	7,810	2,226	5,584
Licenses	22,480	398	22,082	1,680	335	1,345
Total	$194,979	$58,390	$136,589	$117,849	$48,072	$69,777

Total amortization associated with intangible assets at March 31, 2012 is estimated to be $26.6 million for the remainder of 2012, $29.6 million in 2013, $25.7 million in 2014, $21.0 million in 2015, $9.4 million in 2016, and $24.8 million in total for years after 2016 through 2023.

6. Accrued Expenses and Other Current Liabilities

The Company's accrued expenses and other current liabilities are comprised of the following (in thousands):

	March 31, 2012	December 31, 2011
Customer deposits	$19,146	$12,253
Salaries and wages payable	17,726	17,095
Contingent purchase price	9,530	—
Deferred revenue	9,028	8,286
Income taxes payable	3,014	8,088
Other accrued expenses	37,311	21,007
Total accrued expenses and other current liabilities	$95,755	$66,729

7. Debt

On December 16, 2011, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMCB”), as a lender and as administrative agent, Bank of America, N.A., SunTrust Bank, Fifth Third Bank, PNC Bank, N.A. and The Toronto-Dominion Bank, as lenders and co-syndication agents, Barclays Bank PLC, Morgan Stanley Bank, N.A., Credit Suisse AG, Cayman Islands Branch, The Northern Trust Company, PNC Bank Canada Branch, U.S. Bank National Association and U.S. Bank National Association, Canadian Branch, as lenders, the other lenders from time to time party thereto (collectively, the "Lenders") and J.P. Morgan Securities LLC, as sole bookrunner and sole lead arranger, with respect to a five-year senior unsecured revolving credit facility (the “Revolving Credit Facility”). The Credit Agreement provides that, upon the terms and subject to the conditions set forth therein, the Lenders will make loans to the Company from time to time, with an initial aggregate revolving commitment of $350 million, subject to increase from time to time up to a maximum aggregate revolving commitment of $450 million. The Company will use the proceeds from the Revolving Credit Facility for general corporate purposes. On January 3, 2012, the Company borrowed $100 million under the Revolving Credit Facility to pay a portion of the consideration in connection with the acquisition of HealthTran and certain transaction fees and expenses related to the acquisition. As of March 31, 2012, the Company had $250 million of remaining available borrowing capacity under the Revolving Credit Facility.

The interest rates applicable to the Revolving Credit Facility are based on a fluctuating rate of interest measured by reference to either, at the Company's option, (i) a base rate, plus an applicable margin, or (ii) an adjusted London interbank offered rate (adjusted for maximum reserves) (“LIBOR”), plus an applicable margin. The initial applicable margin for all borrowings is 0.375% per annum with respect to base rate borrowings and 1.375% per annum with respect to LIBOR borrowings. The applicable margin, in each case, will be adjusted from time to time based on the Company's consolidated leverage ratio for the previous fiscal quarter. During an event of default, default interest is payable at a rate that is 2% higher than the rate otherwise applicable. The interest rate on the amount drawn under the Revolving Credit Facility at March 31, 2012 was 2.188%. The Company may voluntarily, at any time and from time to time, prepay any loans outstanding in whole or in part without premium or penalty, subject to prior notice to JPMCB, as administrative agent, in accordance with the terms and provisions of the Credit Agreement. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full on December 16, 2016.

The Credit Agreement requires the Company to maintain a consolidated leverage ratio less than or equal to 3.00 to 1 at all times. The Company's consolidated leverage ratio is defined as the ratio of consolidated total debt to consolidated earnings before interest, tax, depreciation and amortization ("EBITDA") (with add-backs permitted to consolidated EBITDA for fees and expenses related to the HealthTran acquisition and other permitted acquisitions).  The Company is also required to maintain an interest coverage ratio greater than or equal to 3.00 to 1, where the interest coverage ratio is defined as the ratio of consolidated earnings before interest and taxes ("EBIT") (with add-backs permitted to consolidated EBIT for fees and expenses related to the HealthTran acquisition and other permitted acquisitions) to consolidated interest expense, tested at the end of each fiscal quarter for the trailing four fiscal quarterly periods then most recently ended. At March 31, 2012, the Company's leverage and interest coverage ratios were in compliance with the requirements of the Credit Agreement.

All existing and future direct and indirect, material subsidiaries are required to become guarantors of all of the Company's obligations under the Credit Agreement. Pursuant to a Subsidiary Guaranty dated December 16, 2011, among the guarantors party thereto and JPMCB, as administrative agent, certain material direct and indirect subsidiaries guarantee all obligations of the Company under the Credit Agreement.
In connection with the Revolving Credit Facility, the Company incurred approximately $1.6 million in financing costs. The financing costs are presented on the consolidated balance sheet as other assets and are being amortized to interest expense over the life of the Revolving Credit Facility using the straight-line method. The amortization related to these costs for the three-month period ended March 31, 2012 was insignificant.
The fair value of the Company's debt at March 31, 2012 equals its carrying value of $100 million.

On April 17, 2012, and in connection with entering into the Merger Agreement with Catalyst, the Company entered into a commitment letter (the “Debt Commitment Letter”) with J.P. Morgan Securities LLC (“JPMorgan”) and JPMCB with respect to $1.8 billion of committed debt financing. JPMCB, JPMorgan and SXC subsequently entered into accession agreements to the debt commitment letter, which we refer to as the accession agreements, with Bank of America, N.A., Barclays Bank PLC and SunTrust Bank. Under the Debt Commitment Letter, JPMorgan is authorized to act as lead arranger and bookrunner, and JPMCB is authorized to act as administrative agent. The Debt Commitment Letter provides that, subject to the conditions set forth therein, JPMCB will commit to provide an aggregate principal amount of $1.8 billion under (i) a five-year senior secured term loan facility in the amount of $650 million (the “Term A Facility”), (ii) a seven-year senior secured term loan facility in the amount of $800 million (the “Term B Facility” and, together with the Term A Facility, the “Term Facilities”) and (iii) a five-year senior secured revolving credit facility in the amount of $350 million (the “Revolving Facility,” and, together with the Term A Facility and Term B Facility, the “Credit Facilities”). Borrowings under the Credit Facilities will be used to finance the aggregate cash consideration payable to Catalyst stockholders in the Merger, repay and discharge existing indebtedness of the Company and Catalyst and pay related transaction fees and expenses.  All obligations of the Company with respect to the Credit Facilities will be guaranteed by certain of its material direct and indirect subsidiaries.

8. Stock-Based Compensation
During the three-month periods ended March 31, 2012 and 2011, the Company recorded stock-based compensation expense of $2.8 million and $1.7 million, respectively. There were 1,406,238 stock-based awards available for grant under the SXC Health Solutions Corp. Long-Term Incentive Plan (“LTIP”) as of March 31, 2012.

(a) Stock options

The Black-Scholes option-pricing model was used to estimate the fair value of the stock options issued in each period at the grant date. Below is a summary of options granted and the assumptions utilized to derive fair value of the stock options under the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2012	2011
Total stock options granted	184,420	193,054
Volatility	49.24%	49.09%
Risk-free interest rate	0.83%	2.13%-2.16%
Expected life (in years)	4.5	4.5
Dividend yield	—	—
Weighted-average grant date fair value	$28.89	$21.42

As of March 31, 2012, stock options outstanding consisted of 71,522 Canadian dollar stock options at a weighted-average exercise price of Canadian $5.71 and 1,052,868 U.S. dollar stock options at a weighted-average exercise price of U.S. $32.07. In total there was $10.3 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 3.2 years.

(b) Restricted stock units

During the three months ended March 31, 2012, the Company granted 203,650 time-based restricted stock units (“RSUs”) and 106,956 performance-based RSUs to its employees and non-employee directors with a weighted-average grant date fair value of $70.50 per share. The grant date fair value is established for RSUs based on the market price at the grant date. Time-based RSUs vest on a straight-line basis over a range of two to four years and performance-based RSUs cliff vest based upon the achievement of certain agreed upon three-year cumulative performance conditions.

At March 31, 2012, there were 428,211 time-based RSUs and 316,298 performance-based RSUs outstanding, with a total of $13.1 million of unrecognized compensation cost expected to be recognized over a weighted-average period of 2.9 years. The number of outstanding performance-based RSUs as of March 31, 2012 assumes the associated performance targets will be met at the maximum level.

9. Segment Information

The Company reports in two operating segments: PBM and HCIT. The Company evaluates segment performance based upon revenue and gross profit. Financial information by segment is presented below (in thousands):

	Three Months Ended March 31,
	2012	2011
PBM:
Revenue	$1,681,145	$1,071,923
Cost of revenue	1,590,189	1,020,188
Gross profit	$90,956	$51,735
Total assets at March 31	$1,024,253	$638,308
HCIT:
Revenue	$35,952	$25,729
Cost of revenue	16,519	13,886
Gross profit	$19,433	$11,843
Total assets at March 31	$259,878	$256,112
Consolidated:
Revenue	$1,717,097	$1,097,652
Cost of revenue	1,606,708	1,034,074
Gross profit	$110,389	$63,578
Total assets at March 31	$1,284,131	$894,420

10. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2012 and 2011 was 33.7% and 33.2%, respectively. The Company and its subsidiaries file income tax returns in Canadian and U.S. federal jurisdictions, and various provincial, state and local jurisdictions. With a few exceptions, the Company is no longer subject to tax examinations by tax authorities for years prior to 2007.

11. Commitments and Contingencies

On or about April 20, 2012, Hillary Coyne, an alleged Catalyst stockholder, filed a complaint in the Court of Chancery of the State of Delaware against Catalyst, Catalyst's directors, SXC and certain wholly-owned subsidiaries of SXC (collectively “the defendants”). The complaint purports to be brought on behalf of a class of all Catalyst stockholders and alleges that the Catalyst directors violated their fiduciary duties in connection with their negotiation of and agreement to the merger agreement and the merger by, among other things, agreeing to allegedly inadequate consideration and preclusive terms. The SXC defendants are alleged to have aided and abetted the Catalyst directors' alleged breaches of fiduciary duties. The complaint seeks a preliminary and permanent injunction against the merger and, in the alternative, damages. On April 23, 2012 and April 30, 2012, Colleen Witmer and Ida Lindell, respectively, each alleged Catalyst stockholders, filed complaints in the Court of Chancery of the State of Delaware against the same defendants, alleging substantially the same facts and seeking relief similar to that sought in the Coyne action. On or about April 27, 2012, Susan Edinburgh Schafer, an alleged Catalyst stockholder, filed a fourth complaint in the Circuit Court for Montgomery County, State of Maryland, against Catalyst, Catalyst's directors and SXC alleging substantially the same facts and seeking relief similar to that sought in the Delaware actions. We believe the claims are without merit and intend to vigorously defend against the suits.

On December 28, 2010, the Company completed its acquisition of MedfusionRx LLC ("MedfusionRx"), a leading independent specialty pharmacy services provider. In the first quarter of 2012, three former employees were convicted of violations of the federal anti-kickback statute that occurred prior to the closing of the acquisition and in the second quarter of 2012 one of the convictions was overturned. While the Company believes that it is entitled to indemnification with respect to any costs or expenses arising from or relating to this matter pursuant to the terms of the MedfusionRx Purchase Agreement, we can give no assurances that such indemnification will be recoverable or will be sufficient to cover all potential civil or criminal penalties and claims arising therefrom or relating thereto. As of March 31, 2012, the Company had not recorded any contingent liability in the consolidated financial statements relating to this matter as the Company currently believes the likelihood of a judgment being rendered against the Company in this matter as remote.

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

12. Fair Value

Fair value measurement guidance defines a three-level hierarchy to prioritize the inputs to valuation techniques used to measure fair value into three broad levels, with Level 1 considered the most reliable. For assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets, the table below categorizes fair value measurements across the three levels as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent purchase price consideration	$—	$—	$9,530	$9,530

	December 31, 2011
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent purchase price consideration	—	—	9,406	9,406

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
The contingent purchase price consideration liability reflects the fair values of potential future payments related to the acquisitions of SaveDirectRx and MedfusionRx. The SaveDirectRx Purchase Agreement includes contingent purchase price consideration in the form of an earn-out payment of up to $4.5 million contingent upon the SaveDirectRx book of business meeting or exceeding certain gross profit and revenue targets for the 2012 fiscal year. The selling members of MedfusionRx have the opportunity to earn an additional $5.5 million in cash, subject to the satisfaction of certain performance targets in the 2012 fiscal year. The fair value of the contingent purchase price consideration comprised of $4.3 million and $5.2 million for the SaveDirectRx and MedfusionRx acquisitions, respectively, as of March 31, 2012. The change in the value of the contingent purchase price liability of $0.1 million from December 31, 2011 was recorded to interest expense representing the change in the present value of the amount expected to be paid in the future for the contingent purchase price consideration. The Company utilized a probability weighted discounted cash flow method to arrive at the fair value of the contingent consideration based on the expected results and considering the performance targets of SaveDirectRx and MedfusionRx in 2012. As of March 31, 2012, the contingent purchase price consideration is classified as accrued expenses and other current liabilities in the consolidated balance sheet.
As the fair value measurement for the contingent consideration is based on inputs not observed in the market, these measurements are classified as Level 3 measurements as defined by fair value measurements guidance.

During the three-month period ended March 31, 2012, there were no movements of fair value measurements between Levels 1, 2 and 3.

13. Earnings Per Share

The Company calculates basic EPS using the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the same method as basic EPS, but the Company adds the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. The following is the reconciliation between the number of weighted average shares used in the basic and diluted EPS calculations for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Weighted average number of shares used in computing basic EPS	62,528,683	61,801,036
Add dilutive common stock equivalents:
Outstanding stock options	472,500	1,181,095
Outstanding restricted stock units	283,296	550,110
Weighted average number of shares used in computing diluted EPS	63,284,479	63,532,241

14. Concentration risk

For the three-month period ended March 31, 2012, our largest customer, HealthSpring, Inc. ("HealthSpring"), accounted for 46% of total revenues. For the three-month period ended March 31, 2011, HealthSpring accounted for 42% of total revenue.

At March 31, 2012, HealthSpring accounted for 21% of the outstanding accounts receivable balance. At December 31, 2011, HealthSpring accounted for 31% of the outstanding accounts receivable balance.

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

The following discussion should be read in conjunction with the Management’s Discussion and Analysis (“MD&A”) section of the Company’s 2011 Annual Report on Form 10-K. Results of the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Caution Concerning Forward-Looking Statements

Certain information in this MD&A, in various filings with regulators, in reports to shareholders and in other communications is forward-looking within the meaning of certain securities laws and is subject to important risks, uncertainties and assumptions. This forward-looking information includes, among other things, information with respect to the Company’s objectives and the strategies to achieve those objectives, as well as information with respect to the Company’s beliefs, plans, expectations, anticipations, estimates and intentions. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including without limitation, our dependence on, and ability to retain, key customers; our ability to achieve increased market acceptance for our product offerings and penetrate new markets; consolidation in the healthcare industry; the existence of undetected errors or similar problems in our software products; our ability to identify and complete acquisitions, manage our growth, integrate acquisitions and achieve expected synergies from acquisitions; our ability to compete successfully; potential liability for the use of incorrect or incomplete data; the length of the sales cycle for our healthcare software solutions; interruption of our operations due to outside sources; maintaining our intellectual property rights and litigation involving intellectual property rights; our ability to obtain, use or successfully integrate third-party licensed technology; compliance with existing laws, regulations and industry initiatives and future changes in laws or regulations in the healthcare industry; breach of our security by third parties; our dependence on the expertise of our key personnel; our access to sufficient capital to fund our future requirements; potential write-offs of goodwill or other intangible assets; and the outcome of any legal proceeding that has been or may be instituted against us. This list is not exhaustive of the factors that may affect any of our forward-looking statements and is subject to change.

In addition, numerous factors could cause actual results with respect to the proposed Catalyst transaction to differ materially from those in the forward-looking statements, including without limitation, the possibility that the expected efficiencies and cost savings from the proposed transaction will not be realized, or will not be realized within the expected time period; the risk that the Company's and Catalyst businesses will not be integrated successfully; the ability to obtain governmental approvals of the proposed transaction on the proposed terms and schedule contemplated by the parties; the failure of shareholders of the Company or Catalyst to approve the proposed transaction; disruption from the proposed transaction making it more difficult to maintain business and operational relationships; the risk of customer attrition; the possibility that the proposed transaction does not close, including, but not limited to, due to the failure to satisfy the closing conditions; and the ability to obtain the financing contemplated to fund a portion of the consideration to be paid in the proposed transaction and the terms of such financing.

When relying on forward-looking information to make decisions, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. In making the forward-looking statements contained in this MD&A, the Company does not assume any significant future acquisitions, dispositions or one-time items. It does assume, however, the renewal of certain customer contracts. Every year, the Company has major customer contracts that come up for renewal. In addition, the Company also assumes new customer contracts. In this regard, the Company is pursuing large opportunities that present a very long and complex sales cycle which substantially affects its forecasting abilities. The Company has assumed certain timing for the realization of these opportunities which it thinks is reasonable but which may not be achieved. Furthermore, the pursuit of these larger opportunities does not ensure a linear progression of revenue and earnings since they may involve significant up-front costs followed by renewals and cancellations of existing contracts. The Company has assumed certain revenues which may not be realized. The Company has also assumed that the material factors referred to in the previous paragraphs will not cause such forward-looking information to differ materially from actual results or events. The foregoing list of factors is not exhaustive and is subject to change and there can be no assurance that such assumptions will reflect the actual outcome of such items or factors. For additional information with respect to certain of these and other factors, refer to the Risk Factors section contained in Item 1A of the Company’s 2011 Annual Report on Form 10-K, and subsequent filings on Forms 10-Q and 8-K.

THE FORWARD-LOOKING INFORMATION CONTAINED IN THIS MD&A REPRESENTS THE COMPANY’S CURRENT EXPECTATIONS AND, ACCORDINGLY, IS SUBJECT TO CHANGE. HOWEVER, THE COMPANY EXPRESSLY DISCLAIMS ANY INTENTION OR OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING INFORMATION, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS REQUIRED BY APPLICABLE LAW.

Overview

PBM Business

The Company provides comprehensive PBM services to customers, which include managed care organizations, local governments, unions, corporations, HMOs, employers, workers’ compensation plans, third party health care plan administrators and federal and state government programs through its network of licensed pharmacies throughout the United States. The PBM services include electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail service pharmacy, specialty service pharmacy, Medicare Part D services, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, data access and reporting and information analysis. Included in the Company's PBM offerings are the fulfillment of prescriptions through the Company's own mail and specialty pharmacies. In addition, the Company is a national provider of drug benefits to its customers under the federal government’s Medicare Part D program.

Revenue primarily consists of sales of prescription drugs, together with any associated administrative fees, to customers and participants, either through the Company’s nationwide network of retail pharmacies or its own mail and specialty pharmacies. Revenue related to the sale of prescription drugs is recognized when the claims are adjudicated and the prescription drugs are shipped. Claims are adjudicated at the point-of-sale using an on-line processing system. Profitability of the PBM segment is largely dependent on the volume and type of prescription drug claims adjudicated and sold. Growth in revenue and profitability of the PBM segment is dependent upon attracting new customers, retaining the Company’s current customers and providing additional services to the Company’s current customer base by offering a flexible and cost-effective alternative to traditional PBM offerings. The Company’s PBM offerings allow its customers to gain increased control of their pharmacy benefit dollars and maximize cost savings and quality of care through a full range of pharmacy spend management services, including: formulary administration, benefit plan design and management, pharmacy network management, drug utilization review, clinical services and consulting, reporting and information analysis solutions, mail and specialty pharmacy services and consumer web services.

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

Profitability of the HCIT business depends primarily on revenue derived from transaction processing services, software license sales, hardware sales, maintenance and professional services. Recurring revenue remains a cornerstone of the Company’s business model and consists of transaction processing services and maintenance. Growth in revenue from recurring sources has been driven primarily by growth in the Company’s transaction processing business in the form of claims processing for its payor customers and switching services for its provider customers. Through the Company’s transaction processing business, where the Company is generally paid based on the volume of transactions processed, the Company continues to benefit from the growth in pharmaceutical drug use in the United States. The Company believes that aging demographics and increased use of prescription drugs will continue to generate demand in the transaction processing business. In addition to benefiting from this industry growth, the Company continues to focus on increasing recurring revenue in the transaction processing area by adding new transaction processing customers to its existing customer base. The recognition of revenue in the HCIT business depends on various factors, including the type of service provided, contract parameters and any undelivered elements.

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

The complicated environment in which the Company operates presents it with opportunities, challenges, and risks. The Company’s customers are paramount to its success; the retention of existing customers and winning of new customers and members pose the greatest opportunities, and the loss thereof represents an ongoing risk. The preservation of the Company’s relationships with pharmaceutical manufacturers and the Company's network of participating retail pharmacies is very important to the execution of its business strategies. The Company’s future success will hinge on its ability to drive volume at its specialty and mail order pharmacies and increase generic dispensing rates in light of the significant brand-name drug patent expirations expected to occur over the next several years. The Company’s ability to continue to provide innovative and competitive clinical and other services to customers and patients, including the Company’s active participation in the Medicare Part D benefit and the rapidly growing specialty pharmacy industry, also plays an important part in the Company’s future success.

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

The Company operates in a competitive environment where customers and other payors seek to control the growth in the cost of providing prescription drug benefits. The Company’s business model is designed to reduce the level of drug cost. The Company helps manage drug cost primarily through programs designed to maximize the substitution of expensive brand drugs with equivalent but much lower cost generic drugs, obtaining competitive discounts from suppliers, securing rebates from pharmaceutical manufacturers and third party rebate administrators, securing discounts from retail pharmacies, applying the Company’s sophisticated clinical programs and efficiently administering prescriptions dispensed through the Company’s mail and specialty pharmacies.

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

The U.S. healthcare reform legislation enacted in March 2010 could provide drug coverage for millions of people in the form of expanded Medicaid coverage. The Company is active in this market and believes that expansion could create growth opportunities for the Company. In addition, the reform bill provides a pathway for follow-on biologic development, giving more cost effective generic options to customers and the potential opportunity for margin expansion for the Company. As many aspects of the reform bill do not go into effect for several years, the Company cannot predict the overall impact the legislation will have on the Company’s financial results, particularly in light of the U.S. Supreme Court ruling on the Affordable Care Act expected within the next several months. In addition, there are numerous proposed health care laws and regulations at the federal and state levels, many of which could adversely affect the Company’s business, results of operations and financial condition. The Company is unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to its business or the health care industry in general, or what effect any such legislation or regulations might have on it. The Company also cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws or regulations that could have a material adverse effect on its business or financial performance.

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

Leading technology platform: The Company’s technology is robust, scaleable and web-enabled. The Company’s payor offerings efficiently supported over 558 million transactions in 2011. The platform is able to instantly cross-check multiple processes, such as reviewing claim eligibility and adverse drug reaction and properly calculating member, pharmacy and payor payments. The Company’s technology is built on flexible, database-driven rule sets and broad functionality applicable for most types of business. The Company believes it has one of the most comprehensive claims processing platforms in the market.

The Company’s technology platform allows it to provide more comprehensive PBM services through informedRx by offering customers a selection of services to choose from tailored to meet their unique needs instead of requiring them to accept a one-size-fits-all solution. The Company believes this à la carte offering is a key differentiator from its competitors.

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

Selected Trends and Highlights for the Three Months Ended March 31, 2012 and 2011

Business trends

Our results for the three months ended March 31, 2012 reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics and low-cost brands, as well as our mail and specialty pharmacies. The positive trends we saw in 2011, including drug purchasing synergies from increased scale due to acquisitions and growth in our customer base and increased generic usage, have continued to offset the negative impact of various marketplace forces affecting pricing and plan structure, among other items, and thus continue to generate improvements in our results of operations. Additionally, as the regulatory environment evolves, we will continue to make significant investments designed to keep us ahead of the competition.

We successfully implemented HealthSpring, Inc.'s ("HealthSpring") newly acquired Bravo Health, Inc. subsidiaries (“Bravo Health”) effective January 1, 2012 and have begun the process of fully integrating our recent acquisition of HealthTran LLC (“HealthTran”) into our business. These events have helped drive overall growth in our top line revenue as well as overall operating results. We also continue to benefit from better management of ingredient costs through increased competition among generic manufacturers. The average generic dispensing rate (GDR) or the number of generic prescriptions as a percentage of the total number of prescriptions dispensed for informedRx clients reached 80% in Q1 2012, a 2% trend increase from the same period in 2011. This increase was achieved through a broad range of plan design solutions, helped considerably by a continuing wave of major generic releases. This trend is expected to continue throughout 2012.

Financial results for the three months ended March 31, 2012 and 2011

Total revenue for the three months ended March 31, 2012 was $1.7 billion as compared to $1.1 billion for the same period in 2011. The increase is largely attributable to an increase in PBM revenue of $0.6 billion, primarily due to the implementation of new customer contracts in 2012 and the Company's completion of the HealthTran acquisition, which was effective January 1, 2012. As a result of these items, the Company's PBM segment adjusted prescription claim volume increased 61.5% to 34.4 million for the first quarter of 2012, as compared to 21.3 million for the first quarter of 2011. Adjusted prescription claim volume equals the Company's retail and specialty prescriptions, plus mail pharmacy prescriptions multiplied by three. The mail pharmacy prescriptions are multiplied by three to adjust for the fact that they typically include approximately three times the amount of product days supplied compared with retail and specialty prescriptions.

Operating income increased $13.4 million, or 48.4%, for the three months ended March 31, 2012, to $41.0 million as compared to $27.6 million for the same period in 2011. This increase was driven by increased gross profit in the PBM segment due to new customer starts and the HealthTran acquisition, offset by an increase in SG&A expense and amortization expense related to the acquisition of HealthTran.

The Company reported net income of $26.3 million, or $0.42 per share (fully-diluted), for the three months ended March 31, 2012, as compared to $18.3 million, or $0.29 per share (fully-diluted), for the same period in 2011. The increase is driven by higher gross profit attributable to an increase in PBM revenues due to new customer starts and the HealthTran acquisition offset by an increase in SG&A expense to support the new business growth, as well as increased amortization of intangibles due to acquisitions. Amortization expense included in net income was $10.3 million for the three months ended March 31, 2012 as compared to $3.6 million for the same period in 2011.

Business combinations

On April 18, 2012, the Company announced that it had entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Catalyst Health Solutions, Inc. (“Catalyst”), a full-service PBM serving more than 18 million lives in the United States and Puerto Rico, pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, a newly-formed wholly-owned subsidiary of the Company will be merged with and into Catalyst, with Catalyst surviving as a wholly-owned subsidiary of the Company (the “Merger”).  Each share of Catalyst common stock outstanding immediately prior to the effective time of the Merger (other than shares owned by the Company or Catalyst or any of their respective wholly-owned subsidiaries or shares with respect to which appraisal rights have been properly exercised) will be converted in the Merger into the right to receive 0.6606 of a Company common share and $28.00 in cash. Based on the outstanding shares of Catalyst common stock as of December 31, 2011, approximately 34 million shares of the Company will be issued to complete the Merger. The completion of the Merger is subject to certain conditions, including, among others, (i) approval and adoption by Catalyst stockholders of the Merger Agreement, (ii) approval by Company shareholders of the issuance of Company common shares in connection with the Merger, (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and the receipt of certain governmental approvals and (iv) other customary closing conditions. The Merger is expected to close in the second half of 2012.

In January 2012, the Company completed the acquisition of all of the outstanding equity interests of HealthTran, in exchange for $250 million in cash, subject to certain customary post-closing adjustments, in each case upon the terms and subject to the conditions contained in the HealthTran Purchase Agreement. HealthTran was an existing HCIT customer and utilizes one of the Company's platforms for its claims adjudication services. The acquisition provides an opportunity to create new revenue streams and generate cost savings through purchasing synergies.

On October 3, 2011, the Company completed its acquisitions of PTRX, a full-service PBM, and its exclusive mail-order pharmacy provider, SaveDirectRx, both based in San Antonio, Texas. The purchase price was $77.2 million in cash, with an opportunity for the former owners of SaveDirectRx to earn an additional $4.5 million, subject to the achievement of certain performance targets through 2012. The acquisitions of PTRX and SaveDirectRx are in line with the Company's strategy to acquire assets that currently utilize the Company's technology platform in order to ease the integration into the Company's business. Further, these acquisitions have allowed the Company to extend its presence in the southwestern part of the U.S. and expand its mail pharmacy business.

On June 1, 2011, the Company completed its acquisition of substantially all of the assets of MedMetrics, the full-service PBM subsidiary of Public Sector Partners, Inc., which is affiliated with a major medical school. The acquisition of MedMetrics allows the Company the opportunity to sell additional services, such as mail and specialty services, to MedMetrics' customers. The acquisition has also helped extend the Company's footprint in the northeastern part of the U.S.

On December 28, 2010, the Company completed its acquisition of MedfusionRx, LLC and certain affiliated entities and certain assets of Medtown South, L.L.C. (collectively, "MedfusionRx"), a specialty pharmacy provider with expertise in providing clinical services to patients with complex chronic conditions. The purchase price for MedfusionRx was $101.5 million in cash, subject to a customary post-closing working capital adjustment, and an opportunity for the former owners of MedfusionRx to earn an additional $5.5 million in cash, subject to the satisfaction of certain performance targets in the 2012 fiscal year, in each case based on the terms and subject to the conditions contained in the MedfusionRx Purchase Agreement. The Company expects the acquisition to transform the Company's specialty service pharmacy business by expanding its presence and enhancing its capabilities in this rapidly growing sector of the PBM industry.

Recent developments

On January 31, 2012, Cigna Corporation (“Cigna”) announced that it had completed its acquisition of HealthSpring in an all-cash transaction. HealthSpring accounted for 46% of the Company's total revenues for the three months ended March 31, 2012. The Company's contract with HealthSpring (the “HealthSpring contract”) was effective on January 1, 2011 and has an initial three-year term (with two additional one-year extensions). Neither party to the HealthSpring contract has the right to terminate the agreement prior to the end of the initial term, except in the event of a material breach. While the Company does not currently anticipate any adverse impact to its financial results through the initial term of the HealthSpring contract, we can give no assurances that we will be able to continue to generate a substantial portion of our revenues from HealthSpring for the foreseeable future, or that we will be able to extend or renew the HealthSpring contract past the initial period.

On December 16, 2011, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMCB”), as a lender and as administrative agent, Bank of America, N.A., SunTrust Bank, Fifth Third Bank, PNC Bank, N.A. and The Toronto-Dominion Bank, as lenders and co-syndication agents, Barclays Bank PLC, Morgan Stanley Bank, N.A., Credit Suisse AG, Cayman Islands Branch, The Northern Trust Company, PNC Bank Canada Branch, U.S. Bank National Association and U.S. Bank National Association, Canadian Branch, as lenders, other lenders from time to time party thereto (collectively, the "Lenders") and J.P. Morgan Securities LLC, as sole bookrunner and sole lead arranger, with respect to a new five-year senior unsecured revolving credit facility (the “Revolving Credit Facility”). The Credit Agreement provides that, upon the terms and subject to the conditions set forth therein, the Lenders will make loans to the Company from time to time, with an initial aggregate revolving commitment of $350 million, subject to increase from time to time up to a maximum aggregate revolving commitment of $450 million. The Company will use the proceeds from the Revolving Credit Facility for general corporate purposes, including to finance certain acquisitions. On January 3, 2012, the Company borrowed $100 million under the Revolving Credit Facility to pay a portion of the consideration in connection with the acquisition of HealthTran and certain transaction fees and expenses related to the acquisition.

Concurrently, and in connection with entering into the merger agreement with Catalyst, the Company entered into a debt commitment letter with with J.P. Morgan Securities LLC (“JPMorgan”) and JPMorgan Chase Bank, N.A. (“JPMCB”), pursuant to which, subject to the conditions set forth therein, JPMCB committed to provide senior secured credit facilities in an aggregate amount of up to $1.8 billion, consisting of (i) a five-year senior secured term loan A facility in the amount of $650 million, (ii) a seven-year senior secured term loan B facility in the amount of $800 million and (iii) a five-year senior secured revolving facility in the amount of $350 million.  Borrowings under the term loan facilities will be used to finance the cash portion of the aggregate Merger consideration and payment of related fees and expenses.  Borrowings under the revolving facility may be used for general corporate purposes, including the financing of the cash portion of the aggregate merger consideration and other permitted acquisitions and payment of related fees and expenses.  The term loan A facility and the revolving facility will mature five years following the closing date of the merger and the term loan B facility will mature seven years following the closing date of the merger.

Results of Operations
Three months ended March 31, 2012 as compared to the three months ended March 31, 2011

	Three Months Ended March 31,
In thousands, except per share data	2012	2011
Revenue	$1,717,097	$1,097,652
Cost of revenue	1,606,708	1,034,074
Gross profit	110,389	63,578
Product development costs	3,074	3,360
SG&A	53,640	27,438
Depreciation of property and equipment	2,356	1,594
Amortization of intangible assets	10,318	3,560
Operating income	41,001	27,626
Interest and other expense, net	1,240	287
Income before income taxes	39,761	27,339
Income tax expense	13,419	9,068
Net income	$26,342	$18,271
Diluted earnings per share	$0.42	$0.29

Revenue

Revenue increased $0.6 billion, or 56.4%, to $1.7 billion for the three months ended March 31, 2012, primarily due to the implementation of new customer starts in 2012 and the acquisition of HealthTran on January 1, 2012. Accordingly, adjusted prescription claim volume for the PBM segment increased 61.5% to 34.4 million for the three months ended March 31, 2012 as compared to 21.3 million for the three months ended March 31, 2011.

Cost of Revenue

Cost of revenue increased $0.6 billion, or 55.4%, to $1.6 billion for the three months ended March 31, 2012, primarily due to increased PBM transaction volumes in 2012 as noted above in the revenue discussion. During the three months ended March 31, 2012, the cost of prescriptions dispensed from the Company's PBM segment accounted for 99% of the cost of revenue. The cost of prescriptions dispensed is substantially comprised of the actual cost of the prescription drugs sold, plus any applicable shipping costs.

Gross Profit

Gross profit increased $46.8 million, or 73.6%, to $110.4 million for the three months ended March 31, 2012 as compared to the same period in 2011, mostly due to incremental PBM revenues generated from new customer starts in 2012 and the HealthTran acquisition. Gross profit has increased from 5.8% of revenue to 6.4% of revenue during the three months ended March 31, 2012 as compared to the same period in 2011 due to the higher gross profit percentage from the HealthTran acquisition, offset partially by new customer contracts carrying a lower gross profit percentage.

Product Development Costs

Product development costs were $3.1 million and $3.4 million for the three months ended March 31, 2012 and 2011, respectively. Product development continues to be a key focus of the Company as it continues to pursue enhancements of existing products, as well as the development of new offerings, to support its market expansion.

SG&A Costs

SG&A costs for the three months ended March 31, 2012 were $53.6 million as compared to $27.4 million for the three months ended March 31, 2011, an increase of $26.2 million, or 95.5%. SG&A costs consist primarily of employee costs in addition to professional services costs, facilities and costs not related to cost of revenue. SG&A costs have increased due to the addition of operating costs related to the Company's recent acquisitions of HealthTran, PTRX, SaveDirectRx and MedMetrics that were not present during the three months ended March 31, 2011, as well as additional resources added to support the growth of the PBM segment. SG&A costs also include stock-based compensation cost of $2.6 million and $1.5 million for the three months ended March 31, 2012 and 2011, respectively. The increase in stock-based compensation during the three months ended March 31, 2012 as compared to the same period in 2011 is due to additional awards granted during the year, and a higher value per award as compared to those granted in previous years.

Depreciation

Depreciation expense relates to property and equipment used in all areas of the Company, except for those depreciable assets directly related to the generation of revenue, which is included in cost of revenue in the consolidated statements of operations. Depreciation expense was $2.4 million and $1.6 million for the three months ended March 31, 2012 and 2011, respectively. Depreciation expense will fluctuate based on the level of new asset purchases, as well as the timing of assets becoming fully depreciated. Depreciation expense increased mainly as a result of fixed assets acquired from the HealthTran acquisition, as well as new asset purchases made by the Company in 2012 and 2011.

Amortization

Total amortization expense for the three months ended March 31, 2012 and 2011 was $10.3 million and $3.6 million, respectively, an increase of $6.8 million, or 189.8%. The increase in amortization expense was driven mainly by the amortization of intangible assets acquired in the HealthTran, PTRX and SaveDirectRx acquisitions. Amortization expense on all the Company’s intangible assets is expected to be approximately $26.6 million for the remainder of 2012. Refer to Note 5-Goodwill and Other Intangible Assets in the notes to the unaudited consolidated financial statements for more information on amortization expected in future years.

Interest and Other Expense, net

Interest and other expense, net increased to $1.2 million for the three months ended March 31, 2012 from $0.3 million for the same period in 2011, primarily due to additional interest expenses related to the $100 million draw from the Company's Revolving Credit Facility in January 2012. Refer to Note 7-Debt in the notes to the unaudited consolidated financial statements for more information related to the Revolving Credit Facility.

Income Taxes

The Company recognized income tax expense of $13.4 million for the three months ended March 31, 2012, representing an effective tax rate of 33.7%, as compared to $9.1 million, representing an effective tax rate of 33.2%, for the same period in 2011.

Segment Analysis

The Company reports in two operating segments: PBM and HCIT. The Company evaluates segment performance based on revenue and gross profit. Below is a reconciliation of the Company’s business segments to the unaudited consolidated financial statements.

Three months ended March 31, 2012 as compared to the three months ended March 31, 2011 (in thousands)

	PBM		HCIT		Consolidated
	2012	2011	2012	2011	2012	2011
Revenue	$1,681,145	$1,071,923	$35,952	$25,729	$1,717,097	$1,097,652
Cost of revenue	1,590,189	1,020,188	16,519	13,886	1,606,708	1,034,074
Gross profit	$90,956	$51,735	$19,433	$11,843	$110,389	$63,578
Gross profit %	5.4%	4.8%	54.1%	46.0%	6.4%	5.8%

PBM

Revenue was $1.7 billion for the three months ended March 31, 2012, an increase of $0.6 billion, or 56.8%, as compared to the same period in 2011. The increase in revenue is primarily due to the implementation of new customer contracts in 2012, as well as revenues generated from the acquisition of HealthTran. As a result of these additions, adjusted prescription claim volume for the PBM segment was 34.4 million for the first quarter of 2012 as compared to 21.3 million for the first quarter of 2011.

Cost of revenue was $1.6 billion for the three months ended March 31, 2012 as compared to $1.0 billion for the same period in 2011. Cost of revenue has increased in line with the increase in PBM revenue and is driven by the increase in prescriptions processed. Cost of revenue in the PBM segment is predominantly comprised of the cost of prescription drugs from retail network transactions, and the cost of prescriptions dispensed at the Company's mail and specialty pharmacies. Generic drug usage continues to be a focus of the industry and the Company to help drive down health care costs. The Company will continue to seek opportunities for increased generic prescription drug usage to help reduce overall prescription drug costs to its customers and the Company.

Gross profit was $91.0 million for the three months ended March 31, 2012 as compared to $51.7 million for the same period in 2011. Gross profit increased during the three months ended March 31, 2012 as compared to the same period in 2011 due to the incremental PBM revenue generated. The gross profit percentage was 5.4% and 4.8% for the three months ended March 31, 2012 and 2011, respectively. As noted previously, the gross profit percentage has increased for the three months ended March 31, 2012 as compared to the same period in 2011 due to the higher gross profit percentage from the HealthTran acquisition, offset partially by new customer contracts carrying a lower gross profit percentage.

HCIT

HCIT revenue consists of transaction processing, professional services, system sales and maintenance contracts on system sales. Total HCIT revenue increased $10.2 million, or 39.7%, to $36.0 million for the three months ended March 31, 2012, as compared to $25.7 million for the same period in 2011. The increase was primarily due to an increase in revenues earned from transaction processing as well as revenues from HealthTran's HCIT customer base.
Cost of revenue was $16.5 million and $13.9 million for the three months ended March 31, 2012 and 2011, respectively. Cost of revenue includes the direct support costs for the HCIT business, as well as depreciation expense of $0.7 million for the three-month periods ended March 31, 2012 and 2011. Cost of revenue increased for the three months ended March 31, 2012 as compared to the same period in 2011, primarily due to the acquisition of HealthTran completed in January 2012.

Gross profit increased by $7.6 million, or 64.1%, to $19.4 million for the three months ended March 31, 2012 as compared to $11.8 million for the same period in 2011. The gross profit percentage was 54.1% for the three months ended March 31, 2012 as compared to 46.0% for the three months ended March 31, 2011. The increase in gross profit and gross profit percentage is attributable to the addition of HealthTran, as well as the increase in transaction processing revenues.

Non-GAAP Measures
The Company reports its financial results in accordance with GAAP, but Company management also evaluates and makes operating decisions using EBITDA and Adjusted EPS. The Company's management believes that these measures provide useful supplemental information regarding the performance of business operations and facilitates comparisons to its historical operating results. The Company also uses this information internally for forecasting and budgeting as it believes that the measures are indicative of the Company's core operating results. Note however, that these items are performance measures only, and do not provide any measure of the Company's cash flow or liquidity. Non-GAAP financial measures should not be considered as a substitute for measures of financial performance in accordance with GAAP, and investors and potential investors are encouraged to review the reconciliation of EBITDA and Adjusted EPS.

EBITDA Reconciliation

EBITDA is a non-GAAP measure that management believes is a useful supplemental measure of operating performance. EBITDA is calculated as income prior to net interest income, interest and other expense, net, income taxes, depreciation and amortization. Management believes it is useful to exclude depreciation, amortization, interest income and interest expense and other expense, net, as these are essentially fixed amounts that cannot be influenced by management in the short term.

Below is a reconciliation of the Company's reported net income to EBITDA for the three month periods ended March 31, 2012 and 2011.

EBITDA Reconciliation	Three Months Ended March 31,
(in thousands)	2012	2011
	(unaudited)
Net Income (GAAP)	$26,342	$18,271
Add:
Depreciation of property and equipment	3,055	2,330
Amortization of intangible assets	10,318	3,560
Interest and other expense, net	1,240	287
Income tax expense	13,419	9,068
EBITDA	$54,374	$33,516

EBITDA for the three months ended March 31, 2012 was $54.4 million, compared to $33.5 million for the same period of 2011. The growth in EBITDA was primarily due to new contract starts and additional business generated from the acquisition of HealthTran.

Adjusted EPS Reconciliation

Adjusted EPS adds back the impact of all amortization of intangible assets, net of tax. Amortization of intangible assets arises from the acquisition of intangible assets in connection with the Company's business acquisitions. The Company excludes amortization of intangible assets from non-GAAP Adjusted EPS because it believes (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of the Company's business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired intangible assets. It should be noted that the use of these intangible assets contributes to revenue in the period presented as well as future periods and that such expenses will recur in future periods.

Below is a reconciliation of the Company's reported net income to Adjusted EPS for the three-month periods ended March 31, 2012 and 2011.

Adjusted EPS Reconciliation
(in thousands, except per share data)
	Three Months Ended March 31,
	2012		2011
	Operational Results	Per Diluted Share	Operational Results	Per Diluted Share
Net income (GAAP)	$26,342	$0.42	$18,271	$0.29
Amortization of intangible assets	10,318	0.16	3,560	0.06
Tax effect of reconciling item	(3,477)	(0.06)	(1,181)	(0.02)
Non-GAAP net income	$33,183	$0.52	$20,650	$0.33

Adjusted EPS for the three months ended March 31, 2012 was $0.52 as compared to $0.33 in the same period of 2011. Increased gross profit earned from the increase in new customer contracts in the Company's PBM business, as well as increased business due to the recent acquisitions, helped improve the Company's Adjusted EPS during 2012. This was partially offset by increased costs incurred to support the Company's business growth and recent acquisitions, as well as the increase in the number of diluted shares during 2012 as compared to 2011.

Liquidity and Capital Resources
The Company’s sources of liquidity have primarily been cash provided by operating activities, proceeds from its public offerings, stock option exercises, and proceeds from credit facilities. On April 18, 2012, the Company announced that it had entered into a definitive Merger Agreement with Catalyst, pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, a newly-formed wholly-owned subsidiary of the Company will be merged with and into Catalyst, with Catalyst surviving as a wholly-owned subsidiary of the Company (the “Merger”).  Each share of Catalyst common stock outstanding immediately prior to the effective time of the Merger (other than shares owned by the Company or Catalyst or any of their respective wholly-owned subsidiaries or shares with respect to which appraisal rights have been properly exercised) will be converted in the Merger into the right to receive 0.6606 of a Company common share and $28.00 in cash. Based on the outstanding shares of Catalyst common stock as of December 31, 2011, approximately 34 million shares of the Company will be issued to complete the Merger. Based on the current number of outstanding shares of Catalyst common stock, the total amount of cash consideration payable to Catalyst stockholders is estimated to be approximately $1.4 billion.

On April 17, 2012, and in connection with entering into the Merger Agreement with Catalyst, the Company entered into a commitment letter (the “Debt Commitment Letter”) with JPMorgan and JPMCB with respect to $1.8 billion of committed debt financing. Under the Debt Commitment Letter, JPMorgan is authorized to act as lead arranger and bookrunner, and JPMCB is authorized to act as administrative agent. The Debt Commitment Letter provides that, subject to the conditions set forth therein, JPMCB will commit to provide an aggregate principal amount of $1.8 billion under (i) a five-year senior secured term loan facility in the amount of $650 million (the “Term A Facility”), (ii) a seven-year senior secured term loan facility in the amount of $800 million (the “Term B Facility” and, together with the Term A Facility, the “Term Facilities”) and (iii) a five-year senior secured revolving credit facility in the amount of $350 million (the “Revolving Facility,” and, together with the Term A Facility and Term B Facility, the “Credit Facilities”).  Borrowings under the Credit Facilities will be used to finance the aggregate cash consideration payable to Catalyst stockholders in the Merger, repay and discharge existing indebtedness of the Company and Catalyst and pay related transaction fees and expenses.  All obligations of the Company with respect to the Credit Facilities will be guaranteed by certain of its material direct and indirect subsidiaries.

In addition, the Company currently expects to sell shares of its common stock in one or more offerings in order to raise proceeds to pay a portion aggregate cash consideration payable to Catalyst stockholders in the Merger, which would reduce the amount of debt financing needed.  The terms of any such offerings of common shares have not been definitively determined.  Any shares issued by the Company in such offerings would have the effect of reducing the percentage of the combined company that existing Company shareholders and Catalyst stockholders would own following completion of the Merger.

On December 16, 2011, the Company entered into a Credit Agreement and Revolving Credit Facility with an initial aggregate revolving commitment of $350 million, subject to increase from time to time up to a maximum aggregate revolving commitment of $450 million. The Company will use the proceeds from borrowings under the Revolving Credit Facility for general corporate purposes and acquisitions. As of March 31, 2012, $100 million was outstanding under the Revolving Credit Facility. Refer to Note 7 - Debt in the notes to the unaudited consolidated financial statements for more information regarding the Revolving Credit Facility. As described above, the Company expects to refinance and terminate the existing Revolving Credit Facility prior to the closing of the Merger with Catalyst concurrent with the initial funding of the Credit Facilities pursuant to the Debt Commitment Letter. The Company’s principal uses of cash have been to fund working capital, finance capital expenditures, satisfy contractual obligations and to meet acquisition and investment needs. The Company anticipates that these uses will continue to be the principal demands on cash in the future.

At March 31, 2012 and December 31, 2011, the Company had cash and cash equivalents totalling $259.4 million and $341.4 million, respectively. As disclosed previously, the Company completed its acquisition of HealthTran and disbursed approximately $243.2 million from cash on hand and proceeds from a draw on the Company's Revolving Credit Facility in order to complete this acquisition. The Company believes that its cash on hand, together with cash generated from operating activities, cash available through the Revolving Credit Facility (until it is refinanced), and the committed debt financing arranged by JP Morgan pursuant to the Debt Commitment Letter, will be sufficient to support planned operations for the foreseeable future, as well as complete the acquisition of Catalyst. At March 31, 2012, cash and cash equivalents consist of cash on hand, deposits in banks, and bank term deposits with original maturities of 90 days or less.

As of March 31, 2012, all of the Company’s cash and cash equivalents were exposed to market risks, primarily changes in U.S. interest rates. Declines in interest rates over time would reduce interest income related to these balances.

Consolidated Balance Sheets

Selected balance sheet highlights at March 31, 2012 are as follows:

•
Accounts receivable are comprised of trade accounts receivable from both the PBM and HCIT segments' customers. Accounts receivable increased $52.0 million to $292.5 million at March 31, 2012, from $240.4 million at December 31, 2011, driven by increases in revenue during 2012, largely attributable to the acquisition of HealthTran, Bravo Health implementation and other new customer starts on January 1, 2012. The accounts receivable balance is impacted by changes in revenues, as well as the timing of collections, and is continually monitored by the Company to ensure timely collections and to assess the need for any changes to the allowance for doubtful accounts. The increase in accounts receivable corresponds to the increase in pharmacy benefit claims payable.

•
Rebates receivable of $47.0 million relate to billed and unbilled PBM receivables from pharmaceutical manufacturers and third party administrators in connection with the administration of the rebate program where the Company is the principal contracting party. The receivable and related payable are based on estimates, which are subject to final settlement. Rebates receivable increased $13.1 million from $33.8 million at December 31, 2011. The increase in the rebate receivable balance was mostly attributable to increased rebate processing activity from customers acquired in the HealthTran acquisition.

•
As of March 31, 2012, goodwill and other intangible assets were $464.9 million and $136.6 million, respectively, increasing $173.9 million and $66.8 million, respectively, from December 31, 2011 to March 31, 2012. Goodwill increased as a result of the Company's acquisition of HealthTran, while other intangibles increased $77.1 million as a result of the HealthTran acquisition, offset by $10.3 million of amortization expense recorded during the three months ended March 31, 2012. Amortization expense related to the other intangible assets recorded on the Company's balance sheet as of March 31, 2012 is expected to be $26.6 million for the remainder of 2012.

•
The accounts payable balance of $16.8 million represents amounts owed to the Company's suppliers for prescription drugs at the Company's mail and specialty pharmacies, as well as amounts due to vendors for general operating expenses. As of March 31, 2012, the accounts payable balance has decreased $2.9 million from the balance at December 31, 2011 due to the timing of payments made for purchases from the Company's suppliers for prescription drugs.

•
Pharmacy benefit management rebates payable represents amounts owed to customers for rebates from pharmaceutical manufacturers and third party administrators where the Company administers the rebate program on the customer’s behalf, and the Company is the principal contracting party. The payable is based on estimates, which are subject to final settlement. Pharmacy benefit management rebates payable increased $10.0 million to $69.2 million from $59.2 million at December 31, 2011, primarily as a result of the rebates due to customers acquired in the HealthTran acquisition.

•
Pharmacy benefit claims payable predominantly relates to amounts owed to retail pharmacies for prescription drug costs and dispensing fees in connection with prescriptions dispensed by the retail pharmacies to the members of the Company’s customers when the Company is the principal contracting party with the pharmacy. Pharmacy benefit claims payable increased $63.7 million to $263.4 million, from $199.7 million at December 31, 2011, due to increased prescription claim transactions driven by new customer contracts implemented in 2012, as well as the timing of payments to the retail pharmacies.

•
Accrued liabilities are mainly comprised of customer deposits, salaries and wages payables, contingent consideration and other accrued liabilities related to operating expenses of the Company. Accrued liabilities have increased to $95.8 million at March 31, 2012 from $66.7 million at December 31, 2011. The increase was driven by liabilities assumed from the HealthTran acquisition, contingent consideration that became a current liability in the first quarter of 2012, as well as increased operating expenses of the Company.

Cash flows from operating activities
For the three months ended March 31, 2012, the Company generated $56.2 million of cash from operating activities, an increase of $55.4 million as compared to the amount of cash provided from operations for the same period in 2011. Cash from operating activities has increased during the three months ended March 31, 2012 as compared to the same period in 2011 mainly due to an increase in net income of $8.1 million to $26.3 million, as well as the timing of when payments on accounts receivable occurred, which increased cash from operations versus 2011 by $46.3 million. This increase is attributable to the increased transaction volume, and associated increase in gross profit, in the PBM segment propelled by new customer starts during 2012, as well as the additional business generated as a result of the Company's recent acquisitions. Additionally, cash from operations increased due to an increase in pharmacy benefit claims payable of $48.8 million as a result of the increased volume of pharmacy transactions during 2012 and the timing of when payments are made for these transactions. These increases in cash from operations were offset by an increase in accounts receivable of $31.8 million due to the increase in pharmacy transactions in the PBM segment resulting from new customer starts during 2012 and the timing of when the Company received payments on its accounts receivable balances.

Changes in the Company’s cash from operations result primarily from increased gross profits and the timing of payments on accounts receivable, rebates receivable, and the payment or processing of its various accounts payable and accrued liabilities. The Company continually monitors its balance of trade accounts receivable and devotes ample resources to collection efforts on those balances. Rebates receivable and the related payable are primarily estimates based on claims submitted. Rebates are typically paid to customers on a quarterly basis upon receipt of the billed funds from third-party rebate administrators and pharmaceutical manufacturers. The timing of the rebate payments to customers and collections of rebates from third-party rebate administrators and pharmaceutical manufacturers causes fluctuations on the balance sheet, as well as in the Company’s cash from operating activities.
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
For the three months ended March 31, 2011, the Company generated $0.8 million of cash through its operations. Cash provided by operating activities was driven by increased net income and pharmacy benefit claims payable due to implementation of the HealthSpring contract, the acquisition of MedfusionRx and other new customer starts. These increases in operating cash flows were offset by an increase in accounts receivable of $78.2 million due to the increase in revenues and billings from the new customer starts, primarily driven by the implementation of HealthSpring on January 1, 2011.

Cash flows from investing activities

For the three months ended March 31, 2012, the Company used $249.3 million of cash for investing activities. This included $243.2 million used for the acquisition of HealthTran. Additionally, the Company utilized $6.1 million for purchases of property and equipment to support growth in the business. As the Company grows, it continues to purchase capital assets to support increases in network capacity and personnel. The Company monitors and budgets these costs to ensure that the expenditures aid in its strategic growth plan.
For the three months ended March 31, 2011, the Company used $1.2 million of cash for investing activities. The cash was used for purchases of property and equipment to support growth in the PBM segment.

Cash flows from financing activities

For the three months ended March 31, 2012, the Company generated $111.1 million of cash from financing activities, which consisted mostly of proceeds from the $100 million draw from the Company's Revolving Credit Facility. Additionally, the Company generated $3.3 million in cash related to the exercise of stock options and $7.8 million related to a tax benefit from stock-based compensation plans.

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

Future Capital Requirements

The Company will require significant capital in order to complete its acquisition of Catalyst noted previously. The Company plans to incur $1.8 billion in debt financed through JPMCB, as well as issue additional common shares to the shareholders of Catalyst in connection with the Merger. In addition to the capital needs to complete the acquisition of Catalyst, the Company’s future capital requirements depend on many factors, including its product development programs. The Company expects to fund its operating and working capital needs, and business growth requirements through cash flow from operations, its cash and cash equivalents on hand, its Revolving Credit Facility (until it is refinanced), and the committed debt financing arranged by JP Morgan to provide $1.8 billion to assist in completing the Catalyst Acquisition. Refer to Note 7 - Debt in the notes to the unaudited consolidated financial statements for more information on the Company's Revolving Credit Facility.

The Company expects that purchases of property and equipment will remain consistent with prior years. The Company cannot provide assurance that its actual cash requirements will not be greater than expected as of the date of this quarterly report. In order to meet business growth goals, the Company will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact liquidity requirements or cause the issuance of additional equity or debt securities. Any issuance of additional equity or debt securities may result in dilution to shareholders, and the Company cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to the Company, or at all.
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

Contingencies

For information on legal proceedings and contingencies, refer to Note 11 — Commitments and Contingencies in the notes to the unaudited consolidated financial statements.

Contractual Obligations

If the Merger Agreement is terminated under certain specified circumstances, we will pay Catalyst a termination fee of $134.5 million or, if the Merger Agreement is terminated under certain specified circumstances relating to our failure to obtain the requisite financing for the Merger, a termination fee of $281.5 million is payable to Catalyst. For the three months ended March 31, 2012, there have been no other significant changes to the Company’s contractual obligations as disclosed in its 2011 Annual Report on Form 10-K.

Outstanding Securities

As of April 30, 2012, the Company had 63,903,146 common shares outstanding, 1,091,564 stock options outstanding and 739,259 RSUs outstanding. The stock options are exercisable on a one-for-one basis into common shares. The outstanding RSUs are subject to time-based and performance-based vesting restrictions. The number of outstanding RSUs as of April 30, 2012 assumes the associated performance targets will be met at the maximum level for the performance-based RSUs. Upon vesting, the RSUs convert into common shares on a one-for-one basis.

Critical Accounting Policies and Estimates

Refer to Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates in the 2011 Annual Report on Form 10-K for a discussion of the Company’s critical accounting policies and estimates.

Recent Accounting Standards

Refer to Note 3 — Recent Accounting Pronouncements in the notes to the unaudited consolidated financial statements for information on recent updates to accounting guidance that the Company has assessed for any impact to the Company's financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk in the normal course of its business operations, primarily the risk of loss arising from adverse changes in interest rates. The Company generates some revenue in Canadian dollars, and is therefore also subject to foreign exchange rate risk when those results are translated into U.S. dollars for financial reporting purposes. In addition, the Company is subject to interest rate risk related to the $100 million loan entered into in January 2012. As of March 31, 2012, assuming a hypothetical 1% fluctuation in the interest rate of the loan, the Company's pre-tax income would vary by $1 million on an annual basis.

There has been no material change in the Company’s exposure to market risk during the three months ended March 31, 2012.

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

For information on legal proceedings, refer to Note 11 —Commitments and Contingencies in the notes to the unaudited consolidated financial statements.

ITEM 1A.	Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2011 includes a detailed discussion of certain material risk factors facing us. The information presented below describes updates and additions to such risk factors and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K.

Risks Relating to the Catalyst Merger

The combined company may not realize all of the anticipated benefits of the transaction or such benefits may take longer to realize than expected.

The success of the Merger will depend, in part, on the combined company's ability to realize the anticipated benefits from combining our businesses and Catalyst's. The combined company's ability to realize the anticipated benefits of the Merger will depend, to a large extent, on our ability to integrate the businesses of Catalyst with us. The combination of two independent companies is a complex, costly and time-consuming process. As a result, the combined company will be required to devote significant management attention and resources to integrating the business practices and operations of Catalyst and us. The integration process may disrupt the business of either or both of the companies and, if implemented ineffectively, could preclude realization of the full benefits expected by us and Catalyst. The failure of the combined company to meet the challenges involved in integrating successfully our operations and Catalyst's operations or otherwise to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, the activities of the combined company and could seriously harm its results of operations. In addition, the overall integration of the two companies may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of client relationships, and diversion of management's attention, and may cause the combined company's stock price to decline. The difficulties of combining the operations of the companies include, among others:

•	managing a significantly larger company;

•
the potential diversion of management focus and resources from other strategic opportunities and from operational matters, and potential disruption associated with the Merger, including the risk that the announcement of the transactions and potential diversion of management and employee attention may adversely affect our and Catalyst's ability to retain current clients and bid for and secure new client contracts, particularly in the current selling season;

•	retaining existing clients and attracting new clients;

•	maintaining employee morale and retaining key management and other employees;

•	integrating two unique business cultures, which may prove to be incompatible;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	coordinating geographically separate organizations;

•	unanticipated issues in integrating information technology, communications and other systems;

•	unanticipated changes in applicable laws and regulations;

•	managing tax costs or inefficiencies associated with integrating the operations of the combined company;

•	unforeseen expenses or delays associated with the Merger; and

•	making any necessary modifications to internal financial control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder.

Many of these factors will be outside of the combined company's control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially impact the combined company's business, financial condition and results of operations. In addition, even if our operations and Catalyst's are integrated successfully, the combined company may not realize the full benefits of the transaction, including the synergies, cost savings or sales or growth opportunities that the combined company expects. These benefits may not be achieved within the anticipated time frame, or at all. As a result, we and Catalyst cannot assure you that the combination of Catalyst with us will result in the realization of the full benefits anticipated from the transaction.

The combined company's financial results will depend in substantial part on its ability to maintain our and Catalyst's present relationships with our and their respective customers.

A substantial portion of our revenues and Catalyst revenues is generated from a small number of customers. However, prior to and after the completion of the Merger, our competitors and Catalyst's may attempt to persuade present customers of ours and Catalyst to take their business elsewhere. Contracts with many of these customers permit the customer to terminate the contract for convenience on relatively short notice or upon completion of a transaction such as the Merger. The combined company's success will depend in part on its ability to maintain these customer relationships. If we and Catalyst (prior to the Merger) and the combined company (upon the completion of the Merger) are unable to maintain relationships with customers of ours and Catalyst, or are required to modify the financial terms of those relationships to the detriment of the combined company, the combined company's business, financial condition and results of operations could be adversely affected.

To be successful, the combined company must retain and motivate key employees, and failure to do so could seriously harm the combined company.

The success of the combined company largely depends on the skills, experience and continued efforts of management and other key personnel. As a result, to be successful, the combined company must retain and motivate executives and other key employees. Our employees may experience uncertainty about their future roles with the combined company until or after strategies for the combined company are announced or executed. These circumstances may adversely affect the combined company's ability to retain key personnel. The combined company also must continue to motivate employees and keep them focused on the strategies and goals of the combined company, which effort may be adversely affected as a result of the uncertainty and difficulties with integrating us and Catalyst. If the combined company is unable to retain executives and other key employees, the roles and responsibilities of such executive officers and employees will need to be filled either by existing or new officers and employees, which may require the combined company to devote time and resources to identifying, hiring and integrating replacements for the departed executives and employees that could otherwise be used to integrate our businesses and Catalyst's or otherwise pursue business opportunities. If any of our key personnel or Catalyst were to join an existing competitor or form a competing company, some clients could choose to use the services of that competitor instead of the services of the combined company. There can be no assurance that the combined company will be able to retain and motivate its employees.

If the combined company is unable to manage its growth, its business and financial results could suffer.

The combined company's future financial results will depend in part on its ability to profitably manage its core businesses, including any growth that the combined company may be able to achieve. Over the past several years, we and Catalyst each have engaged in the identification of, and competition for, growth and expansion opportunities. In order to achieve those initiatives, the combined company will need to, among other things, recruit, train, retain and effectively manage employees and expand its operations and financial control systems. If the combined company is unable to manage its businesses effectively and profitably, its business and financial results could suffer.

The market price of the common stock of the combined company may be affected by factors different from those affecting the market price for our common stock.

Upon completion of the Merger, holders of Catalyst common stock will become holders of SXC common shares. Our business differs from that of Catalyst, and the business of the combined company will differ from that of ours, and accordingly, the results of operations for the combined company will be affected by factors different from those currently affecting the results of operations of Catalyst and may be affected by factors different from those currently affecting our results of operations.

The issuance of our common shares to Catalyst stockholders pursuant to the merger agreement will substantially reduce the percentage ownership interests of our shareholders.

The Merger will have no effect on the number of our common shares owned by our existing shareholders. The issuance of approximately 34 million of our common shares to Catalyst stockholders and holders of equity-based incentive awards will cause a significant reduction in the relative percentage interests of our current shareholders in earnings, voting, liquidation value and book and market value.

If our financing for the Merger becomes unavailable, the Merger may not be completed.

We intend to finance all or a portion of the cash component of the merger consideration with debt financing. Concurrently, and in connection with entering into the merger agreement, we entered into the debt commitment letter with J.P. Morgan and JPMCB, pursuant to which, subject to the conditions set forth therein, J.P. Morgan committed to act as lead arranger for the facilities contemplated by the debt commitment letter, and JPMCB committed to provide and arrange the financing contemplated by the debt commitment letter. The proceeds from these borrowings or issuances will be used by us to pay all or a portion of the cash consideration to be paid in the Merger, to refinance our existing indebtedness and Catalyst's indebtedness and to pay related fees and expenses.

There are a number of conditions in the debt commitment letter that must be satisfied or waived in order for closing of the debt financing to occur. There is a risk these conditions will not be satisfied. In the event that the financing contemplated by the debt commitment letter is not available, we may be required to obtain alternative financing on terms that are less favorable to us than those in the debt commitment letter. In addition, any alternative financing may not be available on acceptable terms, in a timely manner or at all. If other financing becomes necessary and we are unable to secure such other financing, the Merger may not be completed. In the event of a termination of the merger agreement by Catalyst due to our inability to obtain the necessary financing to complete the Merger and all other conditions have been satisfied or waived, we may be obligated under certain specified circumstances to pay a termination fee to Catalyst in the amount of $281.5 million.

We expect to incur substantial indebtedness to finance the Merger, which may decrease our business flexibility and adversely affect our financial results.

In addition to cash on hand for both companies, the combined company expects to incur additional debt of approximately $1.8 billion to finance all or a portion of the cash component of the merger consideration and to refinance our existing indebtedness and Catalyst's existing indebtedness and to pay related fees and expenses. The financial and other covenants to which we have agreed or may agree in connection with the incurrence of such debt, and the combined company's increased indebtedness and higher debt-to-equity ratio in comparison to that of ours on a recent historical basis may have the effect, among other things, of reducing the combined company's flexibility to respond to changing business and economic conditions, thereby placing the combined company at a competitive disadvantage compared to competitors that have less indebtedness and making the combined company more vulnerable to general adverse economic and industry conditions. The increased indebtedness will also increase borrowing costs and the covenants pertaining thereto may also limit the combined company's ability to obtain additional financing to fund working capital, capital expenditures, acquisitions or general corporate requirements. The combined company will also be required to dedicate a larger portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow for other purposes, including working capital, capital expenditures and general corporate purposes. In addition, the terms and conditions of such debt may not be favorable to the combined company, and as such, could further increase the cost of the Merger, as well as the overall burden of such debt upon the combined company and the combined company's business flexibility. Further, if any portion of the combined company's borrowings is at variable rates of interest, the combined company will be exposed to the risk of increased interest rates.

The combined company's ability to make payments on and to refinance its debt obligations and to fund planned capital expenditures will depend on its ability to generate cash from the combined company's operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the combined company's control.

The combined company may not be able to refinance any of its indebtedness on commercially reasonable terms, or at all. If the combined company cannot service its indebtedness, the combined company may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could impede the implementation of the combined company's business strategy or prevent the combined company from entering into transactions that would otherwise benefit its business. Additionally, the combined company may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

Any of the foregoing consequences could adversely affect the combined company's financial results.

Failure to complete the Merger could negatively impact our common stock price, businesses and financial results.

If the Merger is not completed, our ongoing businesses may be adversely affected, and we will be subject to several risks and consequences, including the following:

•
we may be required, under certain circumstances, to pay Catalyst a termination fee of $134.5 million or reimburse Catalyst's expenses up to $41.4 million, or if the merger agreement is terminated under certain specified circumstances relating to our failure to obtain the requisite financing for the Merger when all of the conditions to closing are satisfied or waived, a termination fee of $281.5 million under the merger agreement;

•	we will be required to pay certain costs relating to the Merger, whether or not the Merger is completed, such as legal, accounting, financial advisor and printing fees;

•
under the merger agreement, we are subject to certain restrictions on the conduct of its business prior to completing the Merger which may adversely affect its ability to execute certain of its business strategies; and

•
matters relating to the Merger may require substantial commitments of time and resources by our management team, which could otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

In addition, if the Merger is not completed, we may experience negative reactions from the financial markets and from their respective customers and employees. We also could be subject to litigation related to any failure to complete the Merger or to enforcement proceedings commenced against us to perform their respective obligations under the merger agreement. If the Merger is not completed, we cannot assure shareholders that the risks described above will not materialize and will not materially affect our business, financial results and stock price.

We and Catalyst will incur significant transaction and merger-related integration costs in connection with the Merger.

We and Catalyst expect to incur a number of costs associated with completing the Merger and integrating the operations of the two companies. The substantial majority of these costs will be non-recurring expenses resulting from the Merger and will consist of transaction costs related to the Merger, facilities and systems consolidation costs and employment-related costs. Additional unanticipated costs may be incurred in the integration of our businesses and Catalyst's. Although we and Catalyst expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and Merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

The Merger may not be accretive and may cause dilution to the combined company's earnings per share, which may negatively affect the market price of the combined company's common stock.

We currently anticipate that the Merger will be accretive to non-GAAP earnings per share in 2013. This expectation is based on preliminary estimates which may materially change. The combined company could also encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the Merger. All of these factors could cause dilution to the combined company's earnings per share or decrease or delay the expected accretive effect of the Merger and cause a decrease in the price of the combined company's common stock.

Several lawsuits have been filed against Catalyst, Catalyst's directors, SXC and certain wholly-owned subsidiaries of SXC, and an adverse ruling in such lawsuits may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.

Catalyst, Catalyst's board of directors, SXC and certain wholly-owned subsidiaries of SXC are named defendants in lawsuits brought by and on behalf of Catalyst stockholders challenging the Merger, seeking, among other things, to enjoin the defendants from completing the Merger on the agreed upon terms.

One of the conditions of closing of the Merger is that there is not any temporary restraining order, preliminary or permanent injunction or other order issued by a court of competent jurisdiction or other legal restraint or prohibition preventing the completion of the Merger. As such, if the plaintiffs are successful in obtaining an injunction prohibiting the defendants from completing the Merger on agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective in the expected timeframe.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

Executive Stock Trading Plans

As part of an effort to diversify their personal holdings, effective the first quarter of 2012, certain executive officers of the Company, including Mark A. Thierer, Chief Executive Officer, and Jeffrey Park, Chief Financial Officer, adopted written stock trading plans (the “Trading Plans”) in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (“Rule 10b5-1”), as well as the Company’s insider trading policies. Trading under the previously entered Trading Plans will begin at pre-determined dates set forth in the Trading Plans and end twelve months after the adoption date. Rule 10b5-1 trading plans are intended to permit the orderly disposition of a portion of their respective holdings of common stock of the Company, including stock that they have the right to acquire under outstanding stock options granted by the Company, as a part of their personal long term financial plans for asset diversification, liquidity and estate planning. Many of the Company’s stock options expire five years from the vesting date; as a result, it is necessary for Company insiders to prepare orderly disposition strategies. The number of shares of the Company expected to be sold under the Trading Plans represents less than 1.0% of the Company’s outstanding common stock. Transactions made under the Rule 10b5-1 trading plans will be reported to the Securities and Exchange Commission in accordance with applicable securities laws, rules and regulations. A Rule 10b5-1 plan must be entered into in good faith at a time when the insider is not aware of material, non-public information. Subsequent receipt by the insider of material, non-public information will not prevent prearranged transactions under the Rule 10b5-1 plan from being executed.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, (iv) the Consolidated Statements of Shareholder's Equity for the three months ended March 31, 2012 and 2011, and (v) the notes to the Unaudited Consolidated Financial Statements.
Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SXC Health Solutions Corp.
May 4, 2012	By:	/s/ Jeffrey Park
Jeffrey Park
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document	Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, (iv) the Consolidated Statements of Shareholder's Equity for the three months ended March 31, 2012 and 2011, and (v) the notes to the Unaudited Consolidated Financial Statements.
Filed herewith