Form 10-Q/A
period 2012-03-31
SXC Health Solutions Corp.
filed 2012-05-09
CIK 1363851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of April 30, 2012, there were 62,903,146 of the Registrant’s common shares, no par value per share, outstanding.

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of SXC Health Solutions Corp. for the quarter ended March 31, 2012, originally filed on May 4, 2012 (the “Original Filing”), is being filed solely to correct an error in the number of common shares outstanding as of April 30, 2012 shown on the cover page and in the section captioned “Outstanding Securities” in Part I, Item 2. The correct number of common shares outstanding as of such date is 62,903,146, as indicated on the cover page of this Amendment No. 1.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-Q/A and this Form 10-Q/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-Q/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-Q/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SXC Health Solutions Corp.

May 9, 2012	By:	/s/ Jeffrey Park

Jeffrey Park
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document	Reference

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act, as amended	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act, as amended	Filed herewith