Form 10-Q
period 2012-06-30
Catamaran Corp
filed 2012-08-03
CIK 1363851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 000-52073
CATAMARAN CORPORATION
(Exact name of registrant as specified in its charter)

Yukon Territory	75-2578509
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
2441 Warrenville Road, Suite 610, Lisle, IL 60532-3642
(Address of principal executive offices, zip code)
(800) 282-3232
(Registrant’s phone number, including area code)
SXC Health Solutions Corp.
(Former name if changed since last report)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2012, there were 102,407,816 of the Registrant’s common shares, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CATAMARAN CORPORATION
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$798,921	$341,382
Restricted cash	12,588	12,017
Accounts receivable, net of allowance for doubtful accounts of $2,232 (2011 — $2,725)	288,121	240,425
Rebates receivable	79,312	33,834
Prepaid expenses and other current assets	8,553	6,409
Inventory	23,039	19,554
Deferred income taxes	7,694	9,642
Total current assets	1,218,228	663,263
Property and equipment, net of accumulated depreciation of $49,571 (2011 — $43,304)	29,017	21,658
Goodwill	462,579	291,045
Other intangible assets, net of accumulated amortization of $67,402 (2011 — $48,072)	127,577	69,777
Other assets	13,830	4,564
Total assets	$1,851,231	$1,050,307

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$22,333	$19,679
Accrued expenses and other current liabilities	97,076	66,729
Pharmacy benefit management rebates payable	64,718	59,235
Pharmacy benefit claims payable	276,025	199,701
Total current liabilities	460,152	345,344
Deferred income taxes	16,712	18,361
Long term debt	100,000	—
Other liabilities	8,519	15,564
Total liabilities	585,383	379,269
Commitments and contingencies (Note 11)
Shareholders’ equity
Common shares: no par value, unlimited shares authorized; 68,987,840 shares issued and outstanding at June 30, 2012 (December 31, 2011 — 62,383,661 shares)	936,247	394,769
Additional paid-in capital	37,616	37,936
Retained earnings	291,985	238,333
Total shareholders’ equity	1,265,848	671,038
Total liabilities and shareholders’ equity	$1,851,231	$1,050,307

See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Revenue	$1,702,703	$1,212,039	$3,419,800	$2,309,689
Cost of revenue	1,580,199	1,137,836	3,186,907	2,171,910
Gross profit	122,504	74,203	232,893	137,779
Expenses:
Product development costs	3,436	3,666	6,510	7,026
Selling, general and administrative	61,223	32,229	114,864	59,668
Depreciation of property and equipment	2,479	1,582	4,835	3,175
Amortization of intangible assets	9,011	3,667	19,330	7,226
	76,149	41,144	145,539	77,095
Operating income	46,355	33,059	87,354	60,684
Interest and other expense, net	1,980	584	3,219	870
Income before income taxes	44,375	32,475	84,135	59,814
Income tax expense (benefit):
Current	17,533	11,687	31,188	20,297
Deferred	(468)	(777)	(705)	(319)
	17,065	10,910	30,483	19,978
Net income	$27,310	$21,565	$53,652	$39,836
Earnings per share:
Basic	$0.41	$0.35	$0.83	$0.64
Diluted	$0.41	$0.34	$0.82	$0.63
Weighted average number of shares used in computing earnings per share:
Basic	66,220,869	62,074,246	64,374,780	61,938,392
Diluted	66,884,741	63,768,457	65,065,394	63,649,369
See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2012	2011
	(unaudited)
Cash flows from operating activities:
Net income	$53,652	$39,836
Items not involving cash:
Stock-based compensation	6,853	4,102
Depreciation of property and equipment	6,297	4,580
Amortization of intangible assets	19,330	7,226
Deferred lease inducements and rent	205	(247)
Deferred income taxes	(705)	(319)
Tax benefit on stock-based compensation plans	(10,581)	(9,019)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(27,584)	(103,044)
Rebates receivable	(41,012)	(401)
Restricted cash	(571)	(1,172)
Prepaid expenses and other current assets	(654)	(2,939)
Inventory	(3,172)	(3,487)
Income taxes	11,703	12,862
Accounts payable	1,547	6,320
Accrued expenses and other current liabilities	9,985	(7,879)
Pharmacy benefit claims payable	61,433	60,329
Pharmacy benefit management rebates payable	2,720	(7,832)
Other	(3,508)	487
Net cash provided (used) by operating activities	85,938	(597)
Cash flows from investing activities:
Acquisition, net of cash acquired	(242,884)	(12,985)
Purchases of property and equipment	(10,839)	(2,095)
Net cash used by investing activities	(253,723)	(15,080)
Cash flows from financing activities:
Proceeds from public offering, net of issuance costs	519,260	—
Proceeds from issuance of debt	100,000	—
Tax benefit on stock-based compensation plans	10,581	9,019
Proceeds from exercise of options	4,464	5,106
Payment of financing cost	(9,000)	—
Net cash provided by financing activities	625,305	14,125
Effect of foreign exchange on cash balances	19	(25)
Increase (decrease) in cash and cash equivalents	457,539	(1,577)
Cash and cash equivalents, beginning of period	341,382	321,284
Cash and cash equivalents, end of period	$798,921	$319,707

See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance at December 31, 2011	62,383,661	$394,769	$37,936	$238,333	$671,038
Activity during the period (unaudited):
Net income	—	—	—	53,652	53,652
Issuance of common shares	5,980,000	519,260	—	—	519,260
Exercise of stock options	411,994	6,327	(1,863)	—	4,464
Vesting of restricted stock units	212,185	15,891	(15,891)	—	—
Tax benefit on options exercised	—	—	10,581	—	10,581
Stock-based compensation	—	—	6,853	—	6,853
Balance at June 30, 2012 (unaudited)	68,987,840	$936,247	$37,616	$291,985	$1,265,848

Balance at December 31, 2010	61,602,997	$381,736	$24,973	$146,547	$553,256
Activity during the period (unaudited):
Net income	—	—	—	39,836	39,836
Exercise of stock options	586,116	7,269	(2,163)	—	5,106
Vesting of restricted stock units	72,452	3,976	(3,976)	—	—
Tax benefit on options exercised	—	—	9,019	—	9,019
Stock-based compensation	—	—	4,102	—	4,102
Balance at June 30, 2011 (unaudited)	62,261,565	$392,981	$31,955	$186,383	$611,319
See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Catamaran Corporation (“Catamaran” or the “Company”) is a leading provider of pharmacy benefits management (“PBM”) services and healthcare information technology (“HCIT”) solutions to the healthcare benefits management industry. The Company’s product offerings and solutions combine a wide range of PBM services, software applications, application service provider (“ASP”) processing services and professional services designed for many of the largest organizations in the pharmaceutical supply chain, such as federal, provincial, state and local governments, pharmacy benefit managers, managed care organizations, retail pharmacy chains and other healthcare intermediaries. The Company is headquartered in Lisle, Illinois with several locations in the U.S. and Canada.

In July 2012, following the recent completion of its merger (the “Merger”) with Catalyst Health Solutions, Inc. (“Catalyst”), SXC Health Solutions Corp. unveiled a new name and brand for the combined company. The new name, Catamaran Corporation, reflects the union of two of the industry's fastest-growing PBM companies to create the fourth largest PBM in the U.S. by prescription volume. The Company trades on the Toronto Stock Exchange under ticker symbol “CCT” and on the Nasdaq Global Select Market under ticker symbol “CTRX.” For more information, please visit www.catamaranrx.com.

2.	Basis of Presentation

Basis of presentation:
The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting on Form 10-Q, and following accounting policies consistent with the Company’s audited annual consolidated financial statements for the year ended December 31, 2011. The unaudited consolidated financial statements of the Company include its wholly-owned subsidiaries and all significant intercompany transactions and balances have been eliminated in consolidation. Amounts in the unaudited consolidated financial statements and notes thereto are expressed in U.S. dollars, except where indicated. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Certain reclassifications have been made to conform the prior year's consolidated financial statements to the current year's presentation. The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012. As of the issuance date of the Company’s financial statements, the Company has assessed whether subsequent events have occurred that require adjustment to or disclosure in these unaudited consolidated financial statements in accordance with Financial Accounting Standards Board’s (“FASB”) guidance.
Pursuant to the SEC rules and regulations for reporting on Form 10-Q, certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or excluded. As a result, these unaudited consolidated financial statements do not contain all the disclosures required to be included in the annual consolidated financial statements and should be read in conjunction with the most recent audited annual consolidated financial statements and notes thereto described in our Annual Report on Form 10-K for the year ended December 31, 2011.
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

a) Recent accounting standards implemented
No new standards have been implemented by the Company during the three and six month periods ended June 30, 2012.

b) Recent accounting standards issued
No new standards have been issued during the three and six month periods ended June 30, 2012 that the Company assessed to have a significant impact on its financial results or in the presentation and disclosure of its financial statements.

4. Business Combinations

Catalyst Health Solutions, Inc. Merger

Subsequent to the end of the Company's current reporting period, on July 2, 2012, the Company completed its previously disclosed Merger with Catalyst, a full-service PBM. Each share of Catalyst common stock outstanding immediately prior to the effective time of the Merger (other than shares owned by the Company or Catalyst or any of their respective wholly-owned subsidiaries or shares with respect to which appraisal rights

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

have been properly exercised) was converted in the Merger into the right to receive 0.6606 of a Company common share and $28.00 in cash. This resulted in the Company issuing approximately 33.4 million shares of common stock, assuming 0.2 million Catalyst warrants, and paying $1.4 billion in cash to Catalyst shareholders to complete the Merger. During the three and six months ended June 30, 2012, the Company incurred $5.2 million and $5.5 million, respectively, in transaction costs related to the Merger. The costs are included in selling, general and administrative expenses in each period.

The initial accounting for this acquisition was incomplete at the time these financial statements were available for issuance as the Company completed the Merger subsequent to the end of the current reporting period. The Company expects to finalize the accounting for the Merger as soon as practicable, but no later than one-year from the acquisition date.

HealthTran LLC

In January 2012, the Company completed the acquisition of all of the outstanding equity interests of HealthTran LLC (“HealthTran”), a full-service PBM, in exchange for $250 million in cash, subject to certain customary post-closing adjustments, in each case upon the terms and subject to the conditions contained in the Purchase Agreement. HealthTran was an existing HCIT client and utilizes a Company platform for its claims adjudication services. The acquisition provides the opportunity to create new revenues from HealthTran's customer base and generate cost savings through purchasing and selling, general and administrative ("SG&A") synergies. Costs related to the HealthTran acquisition of $0.9 million were included in selling, general and administrative expenses for the year ended December 31, 2011. The results of HealthTran are included in the Company's results beginning January 1, 2012.
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
The following summarizes the preliminary fair values assigned to the assets acquired and liabilities assumed at the acquisition date and are subject to change as the valuation processes are not complete. Final determination of the fair values may result in further adjustments to the amounts presented below (in thousands):

	Initial Amounts Recognized at Acquisition Date (a)	Measurement Period Adjustments (b)	Current Amounts Recognized at Acquisition Date
Current assets	$30,654	$83	$30,737
Property and equipment	2,787	—	2,787
Goodwill	173,642	(1,054)	172,588
Intangible assets	77,130	—	77,130
Total assets acquired	284,213	(971)	283,242
Current liabilities	36,784	(677)	36,107
Total liabilities assumed	36,784	(677)	36,107
Net assets acquired	$247,429	$(294)	$247,135
(a) As previously reported in the Company's Form 10-Q for the period ended March 31, 2012.
(b) These measurement period adjustments were recorded to reflect changes in the estimated fair values of the associated assets acquired and liabilities assumed based on factors existing as of the acquisition date.
During the three and six month periods ended June 30, 2012, the Company recognized $5.2 million and $10.4 million, respectively, of amortization expense from intangible assets acquired in the HealthTran acquisition. Amortization associated with the HealthTran acquisition for the remainder of 2012 is expected to be $8.7 million.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following summarizes the preliminary fair values assigned to the assets acquired and liabilities assumed at the acquisition date and are subject to change as the valuation processes are not complete. Final determination of the fair value may result in further adjustments to the amounts presented below (in thousands):

	Initial Amounts Recognized at Acquisition Date (a)	Measurement Period Adjustments (b)	Current Amounts Recognized at Acquisition Date
Current assets	$19,063	$(771)	$18,292
Property and equipment	573	—	573
Goodwill	61,450	(1,054)	60,396
Intangible assets	25,380	—	25,380
Total assets acquired	106,466	(1,825)	104,641
Current liabilities	19,476	(1,825)	17,651
Deferred income taxes	5,584	—	5,584
Total liabilities assumed	25,060	(1,825)	23,235
Net assets acquired	$81,406	$—	$81,406

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a) As previously reported in the Company's annual report on Form 10-K for the year ended December 31, 2011.
(b) These measurement period adjustments were recorded to reflect changes in the estimated fair values of the associated assets acquired and liabilities assumed based on factors existing as of the acquisition date. These adjustments were not recast to the 2011 consolidated financial statements as they were not deemed material.
During the three and six month periods ended June 30, 2012, the Company recognized $1.2 million and $2.5 million, respectively, of amortization expense from intangible assets acquired in the PTRX and SaveDirectRx acquisitions. Amortization related to these acquisitions for the remainder of the year is expected to be $2.3 million.
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
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined historical results of operations of the Company, PTRX, SaveDirectRx and HealthTran as if the acquisitions had occurred on January 1, 2011. The unaudited pro forma financial information includes certain adjustments related to the acquisitions, such as increased amortization from the fair value of intangible assets acquired, and consequential income tax effects from the acquisition. Unaudited pro forma results of operations are as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Revenue	$1,287,824	$2,455,299
Gross profit	$94,267	$174,440
Net income	$21,984	$39,989
Earnings per share:
Basic	$0.35	$0.65
Diluted	$0.34	$0.63
Weighted average shares outstanding:
Basic	62,074,246	61,938,392
Diluted	63,768,457	63,649,369
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

5. Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or more frequently if impairment indicators arise. The Company allocates goodwill to both the PBM and HCIT segments. There were no impairments of goodwill or indefinite-lived intangible assets during the three or six months ended June 30, 2012 and 2011.
The changes in the carrying amounts of goodwill by reportable segment for the six months ended June 30, 2012 are as follows (in thousands):

	PBM	HCIT	Total
Balance at December 31, 2011	271,380	19,665	291,045
Acquisitions (a)	173,642	—	173,642
Measurement period adjustments (b)	(2,108)	—	(2,108)
Balance at June 30, 2012	442,914	19,665	462,579
(a) Represents initial goodwill recorded for the the acquisition of HealthTran in January 2012.

(b) Represents adjustments to purchase price, including settlement of working capital adjustment for recent acquisitions during the measurement period. The measurement period adjustments were not recast in the 2011 consolidated financial statements as they were not deemed material.

Definite-lived intangible assets are amortized over the useful lives of the related assets. The components of intangible assets were as follows (in thousands):

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$147,674	$53,734	$93,940	$92,274	$39,158	$53,116
Acquired software	3,765	3,648	117	3,765	3,522	243
Trademarks/Tradenames	14,070	6,342	7,728	12,320	2,831	9,489
Non-compete agreements	6,990	3,247	3,743	7,810	2,226	5,584
Licenses	22,480	431	22,049	1,680	335	1,345
Total	$194,979	$67,402	$127,577	$117,849	$48,072	$69,777

Total amortization associated with intangible assets at June 30, 2012 is estimated to be $17.1 million for the remainder of 2012, $29.6 million in 2013, $25.7 million in 2014, $21.0 million in 2015, $9.4 million in 2016, and $24.8 million in total for years after 2016 through 2023.

6. Accrued Expenses and Other Current Liabilities

The Company's accrued expenses and other current liabilities are comprised of the following (in thousands):

	June 30, 2012	December 31, 2011
Customer deposits	$19,442	$12,253
Salaries and wages payable	17,187	17,095
Contingent purchase price	9,657	—
Deferred revenue	6,026	8,286
Income taxes payable	3,610	8,088
Other accrued expenses	41,154	21,007
Total accrued expenses and other current liabilities	$97,076	$66,729

7. Debt

(a) 2011 Credit Agreement

On December 16, 2011, the Company entered into a Credit Agreement (the “2011 Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMCB”), as a lender and as administrative agent, Bank of America, N.A., SunTrust Bank, Fifth Third Bank, PNC Bank, N.A. and The Toronto-Dominion Bank, as lenders and co-syndication agents, Barclays Bank PLC ("Barclays"), Morgan Stanley Bank, N.A., Credit Suisse AG, Cayman Islands Branch, The Northern Trust Company, PNC Bank Canada Branch, U.S. Bank National Association and U.S. Bank National Association, Canadian Branch, as lenders, the other lenders from time to time party thereto (collectively, the "2011 Lenders") and J.P. Morgan Securities LLC ("JPMorgan"), as sole bookrunner and sole lead arranger, with respect to a five-year senior unsecured revolving credit facility (the “2011 Revolving

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Facility”). The 2011 Credit Agreement provides that, upon the terms and subject to the conditions set forth therein, the 2011 Lenders will make loans to the Company from time to time, with an initial aggregate revolving commitment of $350 million, subject to increase from time to time up to a maximum aggregate revolving commitment of $450 million. The Company will use the proceeds from the Revolving Credit Facility for general corporate purposes. On January 3, 2012, the Company borrowed $100 million under the 2011 Revolving Credit Facility to pay a portion of the consideration in connection with the acquisition of HealthTran and certain transaction fees and expenses related to the acquisition. As of June 30, 2012, the Company had $250 million of remaining available borrowing capacity under the 2011 Revolving Credit Facility.

The interest rates applicable to the Revolving Credit Facility are based on a fluctuating rate of interest measured by reference to either, at the Company's option, (i) a base rate, plus an applicable margin, or (ii) an adjusted London interbank offered rate (adjusted for maximum reserves) (“LIBOR”), plus an applicable margin. The initial applicable margin for all borrowings is 0.375% per annum with respect to base rate borrowings and 1.375% per annum with respect to LIBOR borrowings. The applicable margin, in each case, will be adjusted from time to time based on the Company's consolidated leverage ratio for the previous fiscal quarter. During an event of default, default interest is payable at a rate that is 2% higher than the rate otherwise applicable. The interest rate on the amount drawn under the Revolving Credit Facility at June 30, 2012 was 2.188%. The Company may voluntarily, at any time and from time to time, prepay any loans outstanding in whole or in part without premium or penalty, subject to prior notice to JPMCB, as administrative agent, in accordance with the terms and provisions of the 2011 Credit Agreement. Principal amounts outstanding under the Revolving Credit Facility are due and payable in full on December 16, 2016.

The 2011 Credit Agreement requires the Company to maintain a consolidated leverage ratio less than or equal to 3.00 to 1 at all times. The Company's consolidated leverage ratio is defined as the ratio of consolidated total debt to consolidated earnings before interest, tax, depreciation and amortization ("EBITDA") (with add-backs permitted to consolidated EBITDA for fees and expenses related to the HealthTran acquisition and other permitted acquisitions). The Company is also required to maintain an interest coverage ratio greater than or equal to 3.00 to 1, where the interest coverage ratio is defined as the ratio of consolidated earnings before interest and taxes ("EBIT") (with add-backs permitted to consolidated EBIT for fees and expenses related to the HealthTran acquisition and other permitted acquisitions) to consolidated interest expense, tested at the end of each fiscal quarter for the trailing four fiscal quarterly periods then most recently ended. At June 30, 2012, the Company's leverage and interest coverage ratios were in compliance with the requirements of the 2011 Credit Agreement.

All existing and future direct and indirect, material subsidiaries are required to become guarantors of all of the Company's obligations under the 2011 Credit Agreement. Pursuant to a Subsidiary Guaranty dated December 16, 2011, among the guarantors party thereto and JPMCB, as administrative agent, certain material direct and indirect subsidiaries guarantee all obligations of the Company under the Credit Agreement.
In connection with the 2011 Revolving Credit Facility, the Company incurred approximately $1.6 million in financing costs. The financing costs are presented on the consolidated balance sheet as other assets and are being amortized to interest expense over the life of the 2011 Revolving Credit Facility using the straight-line method. The amortization related to these costs for the three and six month periods ended June 30, 2012 were insignificant.
The carrying value of the Company's debt at June 30, 2012 of $100 million approximates its fair value.

In connection with the Merger, the Company terminated its 2011 Credit Agreement after repaying the outstanding balance in July 2012, and executed a new credit agreement as discussed below.

(b) 2012 Credit Agreement

Concurrent with the consummation of the Merger on July 2, 2012, the Company executed a $1.8 billion credit agreement consisting of (i) a five-year senior secured term loan facility in the amount of $1.1 billion (the “Term A Facility”) and (ii) a five-year senior secured revolving credit facility in the amount of $700 million (the “2012 Revolving Facility,” and, together with the Term A Facility, the “ 2012 Credit Agreement”) with JPMCB, as administrative agent, the lenders party thereto, Bank of America, N.A., Barclays and SunTrust Bank, as co-syndication agents, Fifth Third Bank, PNC Bank, National Association and Royal Bank of Canada, as co-documentation agents, JPMorgan and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays, as joint bookrunners and joint lead arrangers (collectively, the "2012 Lenders"). In July, 2012, the Company borrowed $1.4 billion under the 2012 Credit Agreement and utilized the proceeds to partially finance the aggregate cash consideration payable to Catalyst stockholders in the Merger, repay and discharge existing indebtedness of the Company and Catalyst and pay related transaction fees and expenses.

The interest rates applicable to the Term A Facility and the 2012 Revolving Facility are based on a fluctuating rate of interest measured by reference to either, at the Company’s option, (i) a base rate, plus an applicable margin, or (ii) an adjusted LIBOR, plus an applicable margin. The initial applicable margin for all borrowings is 1.00% per annum with respect to base rate borrowings and 2.00% per annum with respect to LIBOR borrowings. The applicable margin, in each case, will be adjusted from time to time based on the Company’s consolidated leverage ratio for the previous fiscal quarter. During an event of default, default interest is payable at a rate that is 2.00% higher than the rate otherwise applicable.

All existing and future, direct and indirect, material subsidiaries are required to become guarantors of all of the Company’s obligations under the 2012 Credit Agreement. Pursuant to a Subsidiary Guaranty dated July 2, 2012 (the “Subsidiary Guaranty”), made by the guarantors party thereto, including Catamaran, Inc., a Texas Corporation and wholly-owned subsidiary of the Company (the “Subsidiary Guarantors”), in favor of JPMCB, as administrative agent, the Subsidiary Guarantors guarantee all obligations of the Company under the Credit Agreement. Pursuant to a Security Agreement dated July 2, 2012 (the “Security Agreement”), among the Company, the Subsidiary Guarantors and JPMCB, as collateral agent and a Pledge Agreement dated July 2, 2012 (the “Pledge Agreement”), among the Company, the Subsidiary Guarantors and JPMCB, as

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

collateral agent, the Company and each Subsidiary Guarantor pledged substantially all of their assets, subject to certain exceptions, to secure the Company’s obligations under the Credit Agreement.

The 2012 Credit Agreement also requires the Company to maintain a consolidated leverage ratio at all times less than or equal to 3.75 to 1 initially, with step-downs to (i) 3.50 to 1 beginning with the fiscal quarter ending December 31, 2012, (ii) 3.25 to 1 beginning with the fiscal quarter ending December 31, 2013 and (iii) 3.00 to 1 beginning with the fiscal quarter ending December 31, 2014. The Company’s consolidated leverage ratio is defined as the ratio of (1) consolidated total debt to (2) consolidated EBITDA (with add-backs permitted to consolidated EBITDA for (a) fees and expenses related to the Merger, the closing of the 2012 Credit Agreement, a specified historic acquisition and future permitted acquisitions, (b) synergies projected by the Company in good faith to be realized as a result of the Merger in an aggregate amount not to exceed a specified threshold and (c) fees and expenses and integration costs related to historical acquisitions of Catalyst and its subsidiaries in an aggregate amount not to exceed a specified threshold). The Company is also required to maintain an interest coverage ratio greater than or equal to 4.00 to 1, where the interest coverage ratio is defined as the ratio of (1) consolidated EBIT (with add-backs permitted to consolidated EBIT for (x) fees and expenses related to the Merger, the closing of the 2012 Credit Agreement, a specified historic acquisition and future permitted acquisitions, (y) synergies projected by the Company in good faith to be realized as a result of the Merger in an aggregate amount not to exceed a specified threshold and (z) fees and expenses and integration costs related to historical acquisitions of Catalyst and its subsidiaries in an aggregate amount not to exceed a specified threshold) to (2) consolidated interest expense, tested at the end of each fiscal quarter for the rolling four fiscal quarter period then most recently ended.

8. Common Shares and Stock-Based Compensation
(a) Issuance of common shares

On May 16, 2012, the Company completed a public offering of 5,980,000 of its common shares at a price to the public of $90.60 per share. The net proceeds to the Company from the offering were approximately $519.3 million, after deducting the underwriting discounts and commissions and offering expenses. The Company used part of the net proceeds from the offering to pay a portion of the cash component of the Merger consideration with Catalyst and other related fees and expenses in connection with the Merger and the balance for general corporate purposes.

(b) Long term incentive plan

In July 2012, the maximum common shares of the Company allowed to be issued under the Catamaran Corporation Long-Term Incentive Plan (“LTIP”) was increased by 2,500,000, after the Company's shareholders approved an amendment to the LTIP at a Special Meeting of Shareholders of the Company on July 2, 2012.

In connection with the closing of the Merger with Catalyst on July 2, 2012, the Company assumed the 2003 HealthExtras, Inc. Equity Incentive Plan (the “2003 Plan”) and the Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan (the “2006 Plan” and, together with the 2003 Plan, the "Plans”), each as amended and adjusted for the purpose of granting awards to certain employees of Catalyst who continue their employment with the Company subsequent to the close of the Merger or to newly hired employees of the Company who were not employed with the Company as of the close of the Merger. The maximum common shares of the Company allowed to be issued under the assumed Plans is 746,007.

(c) Stock-based compensation

During the three and six-month periods ended June 30, 2012 and 2011, the Company recorded stock-based compensation expense of $6.9 million and $4.1 million, respectively. There were 1,417,369 stock-based awards available for grant under the Catamaran Corporation Long-Term Incentive Plan (“LTIP”) as of June 30, 2012.

(i) Stock options

The Black-Scholes option-pricing model was used to estimate the fair value of the stock options issued in each period at the grant date. Below is a summary of options granted and the assumptions utilized to derive fair value of the stock options under the Black-Scholes option-pricing model:

	Six Months Ended June 30,
	2012	2011
Total stock options granted	190,920	204,054
Volatility	47.5%-49.23%	48.6%-49.1%
Risk-free interest rate	0.73%-0.83%	1.6%-2.2%
Expected life (in years)	4.5	4.5
Dividend yield	—	—
Weighted-average grant date fair value	$29.15	$21.59

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2012, stock options outstanding consisted of 68,646 Canadian dollar stock options at a weighted-average exercise price of Canadian $5.76 and 957,340 U.S. dollar stock options at a weighted-average exercise price of U.S. $34.11. In total there was $11.2 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 3.1 years.

(ii) Restricted stock units

During the six months ended June 30, 2012, the Company granted 208,650 time-based restricted stock units (“RSUs”) and 106,956 performance-based RSUs to its employees and non-employee directors with a weighted-average grant date fair value of $70.84 per share. The grant date fair value is established for RSUs based on the market price at the grant date. Time-based RSUs vest on a straight-line basis over a range of two to four years and performance-based RSUs cliff vest based upon the achievement of certain agreed upon three-year cumulative performance conditions.

At June 30, 2012, there were 381,795 time-based RSUs and 317,798 performance-based RSUs outstanding, with a total of $16.8 million of unrecognized compensation cost expected to be recognized over a weighted-average period of 2.7 years. The number of outstanding performance-based RSUs as of June 30, 2012 assumes the associated performance targets will be met at the maximum level.

9. Segment Information

The Company reports in two operating segments: PBM and HCIT. The Company evaluates segment performance based upon revenue and gross profit. Financial information by segment is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
PBM:
Revenue	$1,661,129	$1,182,856	$3,342,274	$2,254,778
Cost of revenue	1,564,414	1,122,501	3,154,603	2,142,689
Gross profit	$96,715	$60,355	$187,671	$112,089
Total assets at June 30	$1,364,523	$641,983
HCIT:
Revenue	$41,574	$29,183	$77,526	$54,911
Cost of revenue	15,785	15,335	32,304	29,221
Gross profit	$25,789	$13,848	$45,222	$25,690
Total assets at June 30	$486,708	$290,102
Consolidated:
Revenue	$1,702,703	$1,212,039	$3,419,800	$2,309,689
Cost of revenue	1,580,199	1,137,836	3,186,907	2,171,910
Gross profit	$122,504	$74,203	$232,893	$137,779
Total assets at June 30	$1,851,231	$932,085

10. Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2012 and 2011 was 38.5% and 33.6%, respectively. The Company's effective tax rate for the six months ended June 30, 2012 and 2011 was 36.2% and 33.4%, respectively. The Company and its subsidiaries file income tax returns in Canadian and U.S. federal jurisdictions, and various provincial, state and local jurisdictions. With a few exceptions, the Company is no longer subject to tax examinations by tax authorities for years prior to 2007. The Company's effective tax rate increased during the three and six months ended June 30, 2012, primarily due to expenses incurred during 2012 related to the Merger that are not tax deductible.

11. Commitments and Contingencies

On or about April 20, 2012, an alleged Catalyst stockholder, filed a complaint (the "Litigation") in the Court of Chancery of the State of Delaware against Catalyst, Catalyst's directors, the Company and certain wholly-owned subsidiaries (collectively “the defendants”). The complaint purports to be brought on behalf of a class of Catalyst stockholders and alleges that the Catalyst directors violated their fiduciary duties in connection with their negotiation of and agreement to the merger agreement and the Merger by, among other things, agreeing to allegedly inadequate consideration and preclusive terms. The Company was alleged to have aided and abetted the Catalyst directors' alleged breaches of fiduciary duties. The complaint sought a preliminary and permanent injunction against the Merger and, in the alternative, damages. On June 25, 2012, the defendants entered into a memorandum of understanding with respect to a settlement with the remaining parties to the action in the Court of Chancery in the State of Delaware. Pursuant to the memorandum of understanding, the parties to the Litigation expect to execute a stipulation of settlement, which will be subject to approval by the Delaware Court of Chancery following notice to the Catalyst stockholders. There can be

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

no assurance that the settlement will be finalized or that the Delaware Court of Chancery will approve the settlement. The settlement terms will provide that the Litigation will be dismissed with prejudice against all defendants. Without agreeing that any of the claims in the Litigation have merit, the defendants agreed, pursuant to the terms of the memorandum of understanding, to make additional disclosures which supplement the information provided in the joint proxy statement/prospectus of the Company and Catalyst dated June 1, 2012, forming a part thereof filed with the SEC on June 1, 2012. The settlement did not affect the amount of the merger consideration paid to the stockholders of Catalyst in the Merger. The Company has not recorded any contingent liability in the consolidated financial statements relating to this matter and cannot estimate a range of possible loss.

On December 28, 2010, the Company completed its acquisition of MedfusionRx LLC ("MedfusionRx"), a leading independent specialty pharmacy services provider. In the first quarter of 2012, three former employees were convicted of violations of the federal anti-kickback statute that occurred prior to the closing of the acquisition and in the second quarter of 2012 one of the convictions was overturned. While the Company believes that it is entitled to indemnification with respect to any costs or expenses arising from or relating to this matter pursuant to the terms of the MedfusionRx Purchase Agreement, we can give no assurances that such indemnification will be recoverable or will be sufficient to cover all potential civil or criminal penalties and claims arising therefrom or relating thereto. As of June 30, 2012, the Company had not recorded any contingent liability or estimated a range of possible loss in the consolidated financial statements relating to this matter as the Company currently believes the likelihood of a judgment being rendered against the Company in this matter is remote.

In addition, from time to time in connection with its operations, the Company is named as a defendant in actions for damages and costs allegedly sustained by third party plaintiffs. The Company has considered these proceedings and disputes in determining the necessity of any accruals for losses that are probable and reasonably estimable. In addition, various aspects of the Company’s business may subject it to litigation and liability for damages arising from errors in processing the pricing of prescription drug claims, failure to meet performance measures within certain contracts relating to its services performed, its ability to obtain certain levels of discounts or rebates on prescription purchases from retail pharmacies and drug manufacturers or other actions or omissions. The Company’s recorded accruals are based on estimates developed with consideration given to the potential merits of claims or quantification of any performance obligations. The Company takes into account its history of claims, the limitations of any insurance coverage, advice from outside counsel, and management’s strategy with regard to the settlement or defense of such claims and obligations. While the ultimate outcome of those claims, lawsuits or performance obligations cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these claims and performance obligations, that adequate provisions have been recorded in the accounts where required.

12. Fair Value

Fair value measurement guidance defines a three-level hierarchy to prioritize the inputs to valuation techniques used to measure fair value into three broad levels, with Level 1 considered the most reliable. During the six-month period ended June 30, 2012, there were no movements of fair value measurements between Levels 1, 2 and 3. For assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets, the table below categorizes fair value measurements across the three levels as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent purchase price consideration	$—	$—	$9,657	$9,657

	December 31, 2011
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent purchase price consideration	—	—	9,406	9,406

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
The contingent purchase price consideration liability reflects the fair values of potential future payments related to the acquisitions of SaveDirectRx and MedfusionRx. The SaveDirectRx Purchase Agreement includes contingent purchase price consideration in the form of an earn-out payment of up to $4.5 million contingent upon the SaveDirectRx book of business meeting or exceeding certain gross profit and revenue targets for the 2012 fiscal year. The selling members of MedfusionRx have the opportunity to earn an additional $5.5 million in cash, subject to the satisfaction of certain performance targets in the 2012 fiscal year. The fair value of the contingent purchase price consideration was $4.4 million and $5.3 million for the SaveDirectRx and MedfusionRx acquisitions, respectively, as of June 30, 2012. The change in the value of the contingent purchase price liability of $0.3 million from December 31, 2011 was recorded to interest expense representing the change in the present value of the amount expected to be paid in the future for the contingent purchase price consideration. The Company utilized a probability weighted discounted cash flow method to arrive at the fair value of the contingent consideration based on the expected results and considering the performance targets of SaveDirectRx and MedfusionRx in 2012. As of June 30, 2012, the contingent purchase price consideration is classified as accrued expenses and other current liabilities in the consolidated balance sheet.
As the fair value measurement for the contingent consideration is based on inputs not observed in the market, these measurements are classified as Level 3 measurements as defined by fair value measurements guidance.

13. Earnings Per Share

The Company calculates basic EPS using the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the same method as basic EPS, but the Company adds the number of additional common shares that would have been outstanding for the period if the dilutive potential common shares had been issued. The following is the reconciliation between the number of weighted average shares used in the basic and diluted EPS calculations for the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average number of shares used in computing basic EPS	66,220,869	62,074,246	64,374,780	61,938,392
Add dilutive common stock equivalents:
Outstanding stock options	388,482	1,047,852	435,473	1,112,476
Outstanding restricted stock units	275,390	646,359	255,141	598,501
Weighted average number of shares used in computing diluted EPS	66,884,741	63,768,457	65,065,394	63,649,369

The following represents the stock options and RSUs that are not included in the calculation of diluted EPS due to their anti-dilutive impact for the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Anti-dilutive stock options	183,656	201,380	117,602	129,770
Anti-dilutive RSUs	2,220	2,308	195,353	126,752

14. Concentration Risk

For the three-month periods ended June 30, 2012 and 2011, our largest customer, HealthSpring, Inc. ("HealthSpring"), accounted for 46% and 42% of total revenues, respectively. For the six-month periods ended June 30, 2012 and 2011, HealthSpring accounted for 46% and 41% of total revenue, respectively.

At June 30, 2012, HealthSpring accounted for 21% of the outstanding accounts receivable balance. At December 31, 2011, HealthSpring accounted for 31% of the outstanding accounts receivable balance.

On January 31, 2012, Cigna Corporation (“Cigna”) announced the completion of its acquisition of HealthSpring in an all-cash transaction. The Company's contract with HealthSpring (the “HealthSpring contract”) was effective on January 1, 2011 and has an initial three-year term (with two additional one-year extensions). Neither party to the HealthSpring contract has the right to terminate the agreement prior to the end of the initial term, except in the event of a material breach. While the Company does not currently anticipate any adverse impact to its financial results through the initial term of the HealthSpring contract, we can give no assurances that we will be able to continue to generate a substantial portion of our revenues from HealthSpring for the foreseeable future, or that we will be able to extend or renew the HealthSpring contract past the initial term.

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

Caution Concerning Forward-Looking Statements

Certain information in this MD&A, in various filings with regulators, in reports to shareholders and in other communications is forward-looking within the meaning of certain securities laws and is subject to important risks, uncertainties and assumptions. This forward-looking information includes, among other things, information with respect to the Company’s anticipated operating results and the Company's objectives and the strategies to achieve those objectives, as well as information with respect to the Company’s beliefs, plans, expectations, anticipations, estimates and intentions. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including without limitation, our dependence on, and ability to achieve increased market acceptance for our product offerings and penetrate new markets; our ability to retain, key customers; consolidation in the healthcare industry; our ability to identify and complete acquisitions, manage our growth, integrate acquisitions and achieve expected synergies from acquisitions; our ability to maintain relationships with one or more key pharmaceutical manufacturers and providers; compliance with existing laws, regulations and industry initiatives and future changes in laws or regulations in the healthcare industry; breach of our security by third parties; the existence of undetected errors or similar problems in our software products; our ability to compete successfully; potential liability for the use of incorrect or incomplete data; the length of the sales cycle for our healthcare software solutions; interruption of our operations due to outside sources; maintaining our intellectual property rights and litigation involving intellectual property rights; our ability to obtain, use or successfully integrate third-party licensed technology; our dependence on the expertise of our key personnel; our access to sufficient capital to fund our future requirements; potential write-offs of goodwill or other intangible assets; and the outcome of any legal proceeding that has been or may be instituted against us. This list is not exhaustive of the factors that may affect any of our forward-looking statements and is subject to change.

In addition, numerous factors could cause actual results with respect to the merger with Catalyst Health Solutions, Inc. ("Catalyst" or the "Merger") to differ materially from those in the forward-looking statements, including without limitation, the possibility that the expected efficiencies and cost savings from the Merger will not be realized, or will not be realized within the expected time period; the risk that the Company's and Catalyst businesses will not be integrated successfully; disruption from the Merger making it more difficult to maintain business and operational relationships; the risk of customer attrition; and the impact on the availability of funds for other business purposes due to our debt service obligations and funds required to integrate Catalyst.

When relying on forward-looking information to make decisions, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. In making the forward-looking statements contained in this MD&A, the Company does not assume any significant future acquisitions, dispositions or one-time items. It does assume, however, the renewal of certain customer contracts. Every year, the Company has major customer contracts that come up for renewal. In addition, the Company also assumes new customer contracts. In this regard, the Company is pursuing large opportunities that present a very long and complex sales cycle which substantially affects its forecasting abilities. The Company has assumed certain timing for the realization of these opportunities which it thinks is reasonable but which may not be achieved. Furthermore, the pursuit of these larger opportunities does not ensure a linear progression of revenue and earnings since they may involve significant up-front costs followed by renewals and cancellations of existing contracts. The Company has assumed certain revenues which may not be realized. The Company has also assumed that the material factors referred to in the previous paragraphs will not cause such forward-looking information to differ materially from actual results or events. The foregoing list of factors is not exhaustive and is subject to change and there can be no assurance that such assumptions will reflect the actual outcome of such items or factors. For additional information with respect to certain of these and other factors, refer to the Risk Factors section contained in Item 1A of the Company’s 2011 Annual Report on Form 10-K, and subsequent filings on Form 10-Q.

THE FORWARD-LOOKING INFORMATION CONTAINED IN THIS MD&A REPRESENTS THE COMPANY’S CURRENT EXPECTATIONS AND, ACCORDINGLY, IS SUBJECT TO CHANGE. HOWEVER, THE COMPANY EXPRESSLY DISCLAIMS ANY INTENTION OR OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING INFORMATION, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS REQUIRED BY APPLICABLE LAW.

Overview

Merger

On April 17, 2012, the Company entered into a definitive merger agreement (the "Merger Agreement") to combine the Company and Catalyst Health Solutions, Inc. ("Catalyst") in a cash and stock merger transaction. The Merger was completed on July 2, 2012, following the approval by shareholders of the Company and Catalyst. For financial reporting and accounting purposes, the Company was the acquirer of Catalyst. The unaudited consolidated financial statements as of June 30, 2012 and for the three and six month periods then ended do not reflect the results of operations and financial position of Catalyst as the Merger closed subsequent to the end of the current reporting period.

Additionally, following the completion of the Merger, the Company unveiled a new name and brand for the combined company, Catamaran Corporation ("Catamaran"). In conjunction with the name change, the Company's common shares began trading under the ticker "CTRX" on the NASDAQ and as "CCT" on the Toronto Stock Exchange.

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

Revenue primarily consists of sales of prescription drugs, together with any associated administrative fees, to customers and participants, either through the Company’s nationwide network of retail pharmacies or its own mail and specialty pharmacies. Revenue related to the sale of prescription drugs is recognized when the claims are adjudicated and the prescription drugs are shipped. Claims are adjudicated at the point-of-sale using an on-line processing system. Profitability of the PBM segment is largely dependent on the volume and type of prescription drug claims adjudicated and sold. Growth in revenue and profitability of the PBM segment is dependent upon attracting new customers, retaining the Company’s current customers and providing additional services to the Company’s current customer base by offering a flexible and cost-effective alternative to traditional PBM offerings. The Company’s PBM offerings allow its customers to gain increased control of their pharmacy benefit cost and maximize savings and quality of care through a full range of pharmacy spend management services, including: formulary administration, benefit plan design and management, pharmacy network management, drug utilization review, clinical services and consulting, reporting and information analysis solutions, mail and specialty pharmacy services and consumer web services.

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

The complicated environment in which the Company operates presents it with opportunities, challenges, and risks. The Company’s customers are paramount to its success; the retention of existing customers and winning of new customers and members pose the greatest opportunities, and the loss thereof represents an ongoing risk. The preservation of the Company’s relationships with pharmaceutical manufacturers and the Company's network of participating retail pharmacies is very important to the execution of its business strategies. The Company’s future success will be influenced by its ability to drive volume at its specialty and mail order pharmacies and increase generic dispensing rates in light of the significant brand-name drug patent expirations expected to occur over the next several years. The Company’s ability to continue to provide innovative and competitive clinical and other services to customers and patients, including the Company’s active participation in the Medicare Part D benefit and the rapidly growing specialty pharmacy industry, also plays an important part in the Company’s future success.

Competitive Strengths

The Company has demonstrated its ability to serve a broad range of customers from large managed care organizations and state governments to employer groups with fewer than a thousand members. The Company believes its principal competitive strengths are:

Flexible, customized and independent services: The Company believes a key differentiator between itself and its competitors is not only the Company’s ability to provide innovative PBM services, but also to deliver these services on an à la carte basis. This suite offers the flexibility of broad product choice along the entire PBM continuum, enabling enhanced customer control, solutions tailored to the customers’ specific requirements, and flexible pricing.

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

The Company’s technology platform allows it to provide more comprehensive PBM services by offering customers a selection of services to choose from tailored to meet their unique needs instead of requiring them to accept a one-size-fits-all solution. The Company believes this à la carte offering is a key differentiator from its competitors.

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

Selected Trends and Highlights for the Three and Six Months Ended June 30, 2012 and 2011

Business trends

Our results for the three and six months ended June 30, 2012 reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics and low-cost brands, as well as our mail and specialty pharmacies. The positive trends we saw in 2011, including drug purchasing improvements from increased scale due to acquisitions and growth in our customer base and increased generic usage, have continued to offset the negative impact of various marketplace forces affecting pricing and plan structure, among other items, and thus continue to generate improvements in our results of operations. Additionally, as the regulatory environment evolves, we will continue to make significant investments designed to keep us ahead of the competition.

During the recent quarter, we continued to successfully integrate our recent acquisition of HealthTran LLC (“HealthTran”) into our business, and actively began integration planning for our merger with Catalyst. The continued integration of HealthTran, as well as successful new client implementations during 2012, have driven overall growth in our top line revenue as well as overall operating results. We also continue to benefit from better management of ingredient costs through increased competition among generic manufacturers. The average generic dispensing rate (GDR) or the number of generic prescriptions as a percentage of the total number of prescriptions dispensed for our PBM clients reached 81% for the six months ended June 30, 2012, a 3% increase from the same period in 2011. This increase was achieved through a broad range of plan design solutions, helped considerably by a continuing wave of major generic releases. This trend is expected to continue throughout 2012.

Financial results

Total revenue for the three months ended June 30, 2012 was $1.7 billion as compared to $1.2 billion for the same period in 2011. Total revenue for the six months ended June 30, 2012 was $3.4 billion compared to $2.3 billion for the same period in 2011. The increases are largely attributable to an increase in PBM revenue as a result of successful implementations of new customer contracts during 2012 as well as the Company's integration of HealthTran, which was acquired in January 2012. As a result of these items, the Company's adjusted prescription claim volume increased 45.6% to 33.2 million for the second quarter of 2012, as compared to 22.8 million for the second quarter of 2011. Adjusted prescription claim volume increased 52.7% to 67.5 million for the six months ended June 30, 2012 as compared to 44.2 million for the six months ended June 30, 2011. Adjusted prescription claim volume equals the Company's retail and specialty prescriptions, plus mail pharmacy prescriptions multiplied by three. The mail pharmacy prescriptions are multiplied by three to adjust for the fact that they typically include approximately three times the amount of product days supplied compared with retail and specialty prescriptions.

Operating income increased $13.3 million, or 40.2%, for the three months ended June 30, 2012, to $46.4 million as compared to $33.1 million for the same period in 2011. Operating income increased $26.7 million, or 43.9%, for the six months ended June 30, 2012, to $87.4 million as compared to $60.7 million for the same period in 2011. These increases were mainly driven by increased gross profit in the PBM segment due to new customer contract implementations and the integration of the HealthTran business. Partially offsetting these drivers of increased operating income were increased SG&A expenses related to the normal course of business, as well as transaction and integration expenses related to the Merger totaling $6.4 million, which includes $5.2 million in acquisition costs, for the three months ended June 30, 2012, and $6.7 million, which includes $5.5 million in acquisition costs, for the six months ended June 30, 2012.

The Company reported net income of $27.3 million, or $0.41 per share (fully-diluted), for the three months ended June 30, 2012, as compared to $21.6 million, or $0.34 per share (fully-diluted), for the same period in 2011. Net income for the six months ended June 30, 2012 was $53.7 million or $0.82 per share (fully-diluted), as compared to $39.8 million or $0.63 per share (fully-diluted) for the same period in 2011. The increase is driven by an increase in revenues due to new customer implementations and the HealthTran acquisition offset by an increase in SG&A expense, increased amortization of intangibles due to acquisitions, and transaction expenses related to the Merger. Amortization expense included in net income was $9.0 million for the three months ended June 30, 2012 as compared to $3.7 million for the same period in 2011. For the six months ended June 30, 2012, amortization expense included in net income was $19.3 million as compared to $7.2 million for the same period in 2011.

Business combinations

On July 2 2012, the Company completed its previously disclosed Merger with Catalyst, a full-service PBM serving more than 18 million lives in the United States and Puerto Rico. The transaction creates the fourth largest PBM in the U.S. by prescription volume, with an annual prescription volume of more than 200 million adjusted PBM scripts and combined annual revenues of approximately $13 billion. Each share of Catalyst common stock outstanding immediately prior to the effective time of the Merger (other than shares held by the Company, Catalyst or any of their respective wholly-owned subsidiaries, or shares with respect to which appraisal rights have been properly exercised) was converted in the Merger into the right to receive 0.6606 of a Company common share and $28.00 in cash. This resulted in the Company issuing approximately 33.4 million shares of common stock, assuming approximately 0.2 million Catalyst warrants and paying $1.4 billion in cash to Catalyst shareholders to complete the Merger.

In January, 2012, the Company completed the acquisition of all of the outstanding equity interests of HealthTran, in exchange for $250 million in cash, subject to certain customary post-closing adjustments, in each case upon the terms and subject to the conditions contained in the HealthTran Purchase Agreement. HealthTran was an existing HCIT customer and utilizes one of the Company's platforms for its claims adjudication services. The acquisition provides an opportunity to create new revenue streams and generate cost savings through purchasing synergies.

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

Recent developments

In July 2012, following the recent completion of the Merger with Catalyst, the Company changed its name from SXC Health Solutions Corp. to Catamaran Corporation to reflect the union of two of the industry's fastest-growing pharmacy benefits management companies. Along with the name change, the Company's shares began being traded under the ticker "CTRX" on the NASDAQ and as "CCT" on the Toronto Stock Exchange ("TSX"), replacing the ticker symbols "SXCI" and "SXC" on the NASDAQ and TSX, respectively.

Concurrent with the consummation of the Merger on July 2, 2012, the Company executed a $1.8 billion credit agreement consisting of (i) a five-year senior secured term loan facility in the amount of $1.1 billion (the “Term A Facility”) and (ii) a five-year senior secured revolving credit facility in the amount of $700 million (the “2012 Revolving Facility,” and, together with the Term A Facility, the “ 2012 Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMCB”) as administrative agent, the lenders party thereto, Bank of America, N.A., Barclays Bank PLC ("Barclays") and SunTrust Bank, as co-syndication agents, Fifth Third Bank, PNC Bank, National Association and Royal Bank of Canada, as co-documentation agents, J.P. Morgan Securities LLC ("JPMorgan") and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays, as joint bookrunners and joint lead arrangers (collectively, the "2012 Lenders"). In July, 2012, the Company borrowed $1.4 billion under the 2012 Credit Agreement and utilized the proceeds to partially finance the aggregate cash consideration payable to Catalyst stockholders in the Merger, repay and discharge existing indebtedness of the Company and Catalyst and pay related transaction fees and expenses.  All obligations of the Company with respect to the 2012 Credit Agreement will be guaranteed by certain of its material direct and indirect subsidiaries. Refer to Note 7 - Debt in the notes to the unaudited consolidated financial statements for more information regarding the 2012 Credit Agreement.

On May 16, 2012, the Company announced that it successfully completed its public offering of 5,980,000 of its common shares at a price to the public of $90.60 per share. The net proceeds to the Company from the offering were approximately $519.3 million, after deducting the underwriting discounts and commissions and offering expenses. The Company used the net proceeds from the offering to pay a portion of the cash component of the Merger consideration and to pay certain related fees and expenses and the balance for general corporate purposes.

On January 31, 2012, Cigna Corporation (“Cigna”) announced that it had completed its acquisition of HealthSpring in an all-cash transaction. HealthSpring accounted for 46% of the Company's total revenues for the three and six months ended June 30, 2012. The Company's contract with HealthSpring (the “HealthSpring contract”) was effective on January 1, 2011 and has an initial three-year term (with two additional one-year extensions). Neither party to the HealthSpring contract has the right to terminate the agreement prior to the end of the initial term, except in the event of a material breach. While the Company does not currently anticipate any adverse impact to its financial results through the initial term of the HealthSpring contract, we can give no assurances that we will be able to continue to generate a substantial portion of our revenues from HealthSpring for the foreseeable future, or that we will be able to extend or renew the HealthSpring contract past the initial term.

Results of Operations
Three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2012	2011	2012	2011
Revenue	$1,702,703	$1,212,039	$3,419,800	$2,309,689
Cost of revenue	1,580,199	1,137,836	3,186,907	2,171,910
Gross profit	122,504	74,203	232,893	137,779
Product development costs	3,436	3,666	6,510	7,026
SG&A	61,223	32,229	114,864	59,668
Depreciation of property and equipment	2,479	1,582	4,835	3,175
Amortization of intangible assets	9,011	3,667	19,330	7,226
Operating income	46,355	33,059	87,354	60,684
Interest and other expense, net	1,980	584	3,219	870
Income before income taxes	44,375	32,475	84,135	59,814
Income tax expense	17,065	10,910	30,483	19,978
Net income	$27,310	$21,565	$53,652	$39,836
Diluted earnings per share	$0.41	$0.34	$0.82	$0.63

Revenue

Revenue increased $490.7 million, or 40.5%, to $1.7 billion for the three months ended June 30, 2012 as compared to $1.2 billion for the three months ended June 30, 2011. Revenue increased $1.1 billion or 48.1%, to $3.4 billion for the six months ended June 30, 2012 as compared to $2.3 billion for the six months ended June 30, 2011. The increase in revenue for both periods is primarily due to the implementation of new customer contracts in 2012 and the integration of recent acquisition HealthTran, which was completed on January 1, 2012. As a result of the new customer contract implementations and integration of HealthTran customers, adjusted prescription claim volume increased 45.6% to 33.2 million for the three months ended June 30, 2012 as compared to 22.8 million for the three months ended June 30, 2011. Adjusted prescription claim volume for the PBM segment increased 52.7% to 67.5 million for the six months ended June 30, 2012 as compared to 44.2 million for the six months ended June 30, 2011.

Cost of Revenue

Cost of revenue increased $442.4 million, or 38.9%, to $1.6 billion for the three months ended June 30, 2012, while the cost for the six months ended June 30, 2012 increased $1.0 billion, or 46.7% to $3.2 billion. The increase is primarily due to increased PBM transaction volumes in

2012 as noted above in the revenue discussion. During the three and six months ended June 30, 2012, the cost of prescriptions dispensed from the Company's PBM segment accounted for 99% of the cost of revenue. The cost of prescriptions dispensed is substantially comprised of the actual cost of the prescription drugs sold, plus any applicable shipping or dispensing costs.

Gross Profit

Gross profit increased $48.3 million, or 65.1%, to $122.5 million for the three months ended June 30, 2012 as compared to the same period in 2011. Gross profit increased $95.1 million, or 69.0%, to $232.9 million for the six months ended June 30, 2012 as compared to $137.8 million for the same period in 2011. The increase is mostly due to incremental PBM revenues generated from new customer starts in 2012 and the integration of HealthTran customers. Gross profit has increased from 6.1% of revenue to 7.2% of revenue during the three months ended June 30, 2012 as compared to the same period in 2011. Gross profit has increased from 6.0% of revenue to 6.8% of revenue during the six months ended June 30, 2012 as compared to the same period in 2011. The gross profit percentage increased in both periods as a result of realizing synergies with the integration of HealthTran customers during 2012.

Product Development Costs

Product development costs were $3.4 million and $3.7 million for the three months ended June 30, 2012 and 2011, respectively. Product development costs were $6.5 million and $7.0 million for the six months ended June 30, 2012 and 2011, respectively. Product development continues to be a key focus of the Company as it continues to pursue enhancements of existing products, as well as the development of new offerings, to support its market expansion.

SG&A Costs

SG&A costs for the three months ended June 30, 2012 were $61.2 million as compared to $32.2 million for the three months ended June 30, 2011, an increase of $29.0 million, or 90.0%. SG&A cost increased by $55.2 million, or 92.5% to $114.9 million for the six months ended June 30, 2012 compared to $59.7 million for the same period in 2011. SG&A costs consist primarily of employee costs in addition to professional services costs, facilities and costs not related to revenue. SG&A costs have increased due to the addition of operating costs related to the Company's recent acquisitions of HealthTran, PTRX and SaveDirectRx that were not present during the three and six months ended June 30, 2011, as well as additional resources added to support the growth of the PBM segment. SG&A expenses also increased due to transaction and integration expenses related to the Merger totaling $6.4 million for the three months ended June 30, 2012, and $6.7 million for the six months ended June 30, 2012. In addition, SG&A costs include stock-based compensation cost of $3.9 million and $6.5 million for the three and six months ended June 30, 2012, respectively. The increase in stock-based compensation during the three and six months ended June 30, 2012 as compared to the same period in 2011 is due to additional awards granted during the year, and a higher value per award as compared to those granted in previous years.

Depreciation

Depreciation expense relates to property and equipment used in all areas of the Company, except for those depreciable assets directly related to the generation of revenue, which is included in cost of revenue in the consolidated statements of operations. Depreciation expense was $2.5 million and $1.6 million for the three months ended June 30, 2012 and 2011, respectively. Depreciation expense was $4.8 million and $3.2 million for the six months ended June 30, 2012 and 2011, respectively. Depreciation expense will fluctuate based on the level of new asset purchases, as well as the timing of assets becoming fully depreciated. Depreciation expense increased mainly as a result of fixed assets acquired from the HealthTran acquisition, as well as new asset purchases made by the Company in 2012 and 2011.

Amortization

Total amortization expense for the three months ended June 30, 2012 and 2011 was $9.0 million and $3.7 million, respectively, an increase of $5.3 million, or 145.7%. Amortization expense for the for the six months ended June 30, 2012 and 2011 was $19.3 million and $7.2 million, an increase of $12.1 million or 167.5%. The increase in amortization expense was driven mainly by the amortization of intangible assets acquired in the HealthTran, PTRX and SaveDirectRx acquisitions. Amortization expense on all the Company’s intangible assets held as of June 30, 2012, excluding any intangibles generated from the Merger, is expected to be approximately $17.1 million for the remainder of 2012. Refer to Note 5-Goodwill and Other Intangible Assets in the notes to the unaudited consolidated financial statements for more information on amortization expected in future years.

Interest and Other Expense, net

Interest and other expense, net increased to $2.0 million for the three months ended June 30, 2012 from $0.6 million for the same period in 2011. Interest and other expense, net increased $2.3 million for the six months ended June 30, 2012 from $0.9 million for the same period in 2011.The increase for both periods is primarily due to additional interest expense related to the $100 million draw from the Company's Revolving Credit Facility in January 2012. Refer to Note 7-Debt in the notes to the unaudited consolidated financial statements for more information related to the Revolving Credit Facility.

Income Taxes

The Company recognized income tax expense of $17.1 million for the three months ended June 30, 2012, representing an effective tax rate of 38.5%, as compared to $10.9 million, representing an effective tax rate of 33.6%, for the same period in 2011. The Company recognized income tax expense of $30.5 million for the six months ended June 30, 2012, representing an effective tax rate of 36.2%, as compared to $20.0 million, representing an effective tax rate of 33.4%, for the same period in 2011. The Company's effective tax rate increased during the three and six months ended June 30, 2012 primarily due to expenses incurred during 2012 related to the Merger that are not tax deductible.

Segment Analysis

The Company reports in two operating segments: PBM and HCIT. The Company evaluates segment performance based on revenue and gross profit. Below is a reconciliation of the Company’s business segments to the unaudited consolidated financial statements.

Three months ended June 30, 2012 as compared to the three months ended June 30, 2011 (in thousands)

	PBM		HCIT		Consolidated
	2012	2011	2012	2011	2012	2011
Revenue	$1,661,129	$1,182,856	$41,574	$29,183	$1,702,703	$1,212,039
Cost of revenue	1,564,414	1,122,501	15,785	15,335	1,580,199	1,137,836
Gross profit	$96,715	$60,355	$25,789	$13,848	$122,504	$74,203
Gross profit %	5.8%	5.1%	62.0%	47.5%	7.2%	6.1%

Six months ended June 30, 2012 as compared to the six months ended June 30, 2011 (in thousands)

	PBM		HCIT		Consolidated
	2012	2011	2012	2011	2012	2011
Revenue	$3,342,274	$2,254,778	$77,526	$54,911	$3,419,800	$2,309,689
Cost of revenue	3,154,603	2,142,689	32,304	29,221	3,186,907	2,171,910
Gross profit	$187,671	$112,089	$45,222	$25,690	$232,893	$137,779
Gross profit %	5.6%	5.0%	58.3%	46.8%	6.8%	6.0%

PBM

Revenue was $1.7 billion for the three months ended June 30, 2012, an increase of $478.3 million, or 40.4%, as compared to the same period in 2011. Revenue was $3.3 billion for the six months ended June 30, 2012, an increase of $1.1 billion, or 48.2%, as compared to the same period in 2011. The increase in revenue in both periods is primarily due to the implementation of new customer contracts in 2012, as well as revenues generated from the integration of HealthTran customers acquired on January 1, 2012. As a result of these customer additions, adjusted prescription claim volume for the PBM segment was 33.2 million for the second quarter of 2012 as compared to 22.8 million for the second quarter of 2011. Adjusted prescription claim volume was 67.5 million for the six months ended June 30, 2012 as compared to 44.2 million for the same period in 2011.

Cost of revenue was $1.6 billion for the three months ended June 30, 2012 as compared to $1.1 billion for the same period in 2011. Cost of revenue was $3.2 billion for the six months ended June 30, 2012 as compared to $2.1 billion for the same period in 2011. Cost of revenue has increased in line with the increase in PBM revenue and is driven by the increase in prescriptions processed. Cost of revenue in the PBM segment is predominantly comprised of the cost of prescription drugs from retail network transactions, and the cost of prescriptions dispensed at the Company's mail and specialty pharmacies.

Gross profit was $96.7 million for the three months ended June 30, 2012 as compared to $60.4 million for the same period in 2011. Gross profit was $187.7 million for the six months ended June 30, 2012 as compared to $112.1 million for the same period in 2011. Gross profit increased during the three and six months ended June 30, 2012 as compared to the same period in 2011 due to the incremental revenue as a result of new customer contract implementations as well as the integration of HealthTran customers acquired as of January 1, 2012. Gross profit percentage was 5.8% and 5.1% for the three months ended June 30, 2012 and 2011, respectively. Gross profit percentage was 5.6% and 5.0% for the six months ended June 30, 2012 and 2011, respectively. As noted previously, the gross profit percentage has increased for the three and six months ended June 30, 2012 as compared to the same period in 2011 as a result of realizing synergies from the integration of HealthTran customers during 2012.

HCIT

HCIT revenue consists of transaction processing, professional services, system sales and maintenance contracts on system sales. Total HCIT revenue increased $12.4 million, or 42.5%, to $41.6 million for the three months ended June 30, 2012, as compared to $29.2 million for the same period in 2011. HCIT revenue increased $22.6 million, or 41.2%, to $77.5 million for the six months ended June 30, 2012, as compared to $54.9 million for the same period in 2011. The increase was primarily due to an increase in revenues earned from transaction processing as a result of increased volume or rates from existing customers, as well as additional revenues earned from HealthTran HCIT customers as a result of the Company's acquisition of HealthTran completed in January 2012 and an increase in system sales.
Cost of revenue was $15.8 million and $15.3 million for the three months ended June 30, 2012 and 2011, respectively. Cost of revenue was $32.3 million and $29.2 million for the six months ended June 30, 2012 and 2011, respectively. Cost of revenue includes the direct support costs for the HCIT business, as well as depreciation expense of $0.8 million and $0.7 million for the three-month periods ended June 30, 2012 and 2011, respectively. Depreciation expense included in cost of revenue was $1.5 million and $1.4 million for the six months ended June 30, 2012 and 2011. Cost of revenue increased for the three and six month periods ended June 30, 2012 as compared to the same periods in 2011, primarily due to costs associated with HealthTran customers as a result of the Company's acquisition of HealthTran completed in January 2012.

Gross profit increased by $11.9 million, or 86.2%, to $25.8 million for the three months ended June 30, 2012 as compared to $13.8 million for the same period in 2011. The gross profit percentage was 62.0% for the three months ended June 30, 2012 as compared to 47.5% for the three months ended June 30, 2011. Gross profit increased by $19.5 million, or 76.0%, to $45.2 million for the six months ended June 30, 2012 as compared to $25.7 million for the same period in 2011. The gross profit percentage was 58.3% for the six months ended June 30, 2012 as compared to 46.8% for the six months ended June 30, 2011. The increases in gross profit and gross profit percentage are attributable to revenue increases from transaction processing sales from existing customers as a result of increased volumes and pricing, as well as an increase in system sales, both which carry high gross profit percentages as compared to the Company's other HCIT products.

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

EBITDA Reconciliation

EBITDA is calculated as income prior to interest and other expense, net, income taxes, depreciation and amortization. Management believes it is useful to exclude depreciation, amortization, interest and other expense, net, as these are essentially fixed amounts that cannot be influenced by management in the short term.

Below is a reconciliation of the Company's reported net income to EBITDA for the three and six month periods ended June 30, 2012 and 2011.

EBITDA Reconciliation	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
	(unaudited)		(unaudited)
Net Income (GAAP)	$27,310	$21,565	$53,652	$39,836
Add:
Depreciation of property and equipment	3,241	2,251	6,297	4,580
Amortization of intangible assets	9,011	3,667	19,330	7,226
Interest and other expense, net	1,980	584	3,219	870
Income tax expense	17,065	10,910	30,483	19,978
EBITDA	$58,607	$38,977	$112,981	$72,490

EBITDA for the three months ended June 30, 2012 was $58.6 million, compared to $39.0 million for the same period of 2011. EBITDA for the six months ended June 30, 2012 was $113.0 million, compared to $72.5 million for the same period of 2011. The EBITDA growth in both periods was primarily due to new customer contract implementations during 2012 and additional business generated from the acquisition of HealthTran.
This was partially offset by increased cost incurred to support the Company's business growth and recent acquisitions.

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

Below is a reconciliation of the Company's reported net income to Adjusted EPS for the three and six-month periods ended June 30, 2012 and 2011.

Adjusted EPS Reconciliation
(in thousands, except per share data)
	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Operational Results	Per Diluted Share	Operational Results	Per Diluted Share	Operational Results	Per Diluted Share	Operational Results	Per Diluted Share
	(unaudited)				(unaudited)
Net income (GAAP)	$27,310	$0.41	$21,565	$0.34	$53,652	$0.82	$39,836	$0.63
Amortization of intangible assets	9,011	0.13	3,667	0.06	19,330	0.30	7,226	0.11
Tax effect of reconciling item	(3,469)	(0.05)	(1,232)	(0.02)	(6,997)	(0.11)	(2,413)	(0.04)
Non-GAAP net income	$32,852	$0.49	$24,000	$0.38	$65,985	$1.01	$44,649	$0.70

Adjusted EPS for the three months ended June 30, 2012 was $0.49 as compared to $0.38 in the same period of 2011. Adjusted EPS for the six months ended June 30, 2012 was $1.01 as compared to $0.70 in the same period of 2011. Increased gross profit as a result of new customer contract implementations, as well as increased business due to the recent acquisitions, helped improve the Company's Adjusted EPS during 2012. This was partially offset by increased costs incurred to support the Company's business growth and recent acquisitions along with an increase in the number of diluted shares during 2012 as compared to 2011, primarily due to the Company's issuance of 5,980,000 common shares in May 2012, caused a decrease in per diluted share earnings.

Liquidity and Capital Resources
The Company’s sources of liquidity have primarily been cash provided by operating activities, proceeds from its public offerings, stock option exercises, and proceeds from credit facilities. Subsequent to the end of the Company's current reporting period, on July 2, 2012, the Company completed its previously disclosed Merger with Catalyst. To complete the Merger, the Company issued approximately 33.3 million shares of its common stock, and paid $1.4 billion in cash to Catalyst shareholders. To raise the capital required to complete the Merger, the Company entered into the 2012 Credit Agreement in July 2012, as discussed previously, and in May 2012 issued 5,980,000 of its common shares in a public offering. The Company utilized $1.4 billion of the available $1.8 billion under the 2012 Credit Agreement in July 2012, to partially finance the aggregate cash consideration payable to Catalyst stockholders in the Merger, repay and discharge existing indebtedness of the Company and Catalyst and pay related transaction fees and expenses. Concurrently, the Company terminated its credit agreement it entered into in December 2011 with JPMCB and the other lenders named therein (the" 2011 Credit Agreement") after repaying its outstanding balance in July 2012. As a result of the borrowings from the 2012 Credit Agreement in July 2012, the Company expects its interest expense and related payments to increase significantly in the remainder of 2012 as compared to the first six months of 2012. Refer to Note 7 - Debt in the notes to the unaudited consolidated financial statements for more information regarding the 2012 Credit Agreement and termination of the 2011 Credit Agreement.

The public offering of 5,980,000 common shares raised approximately $519.3 million in net proceeds. Refer to Note 8 - Common Shares and Stock-Based Compensation in the notes to the unaudited consolidated financial statements for more information regarding the May 2012 public offering.

At June 30, 2012 and December 31, 2011, the Company had cash and cash equivalents totalling $798.9 million and $341.4 million, respectively. As disclosed previously, the Company completed its acquisition of HealthTran in January 2012 and disbursed approximately $242.9 million, net of cash acquired, from cash on hand and borrowings from a draw on the Company's 2011 Credit Agreement. In July 2012, the Company disbursed approximately $1.4 billion from cash on hand and proceeds from the Company's 2012 Credit Agreement to complete the Merger, and additionally disbursed $412.7 million from cash on hand and proceeds from the Company's 2012 Credit Agreement to repay the outstanding balance on the 2011 Credit Agreement and the outstanding Catalyst debt assumed by the Company in the Merger. The Company believes that its cash on hand, together with cash generated from operating activities and cash available through the 2012 Credit Agreement, will be sufficient to support planned operations for the foreseeable future, as well as completion of the acquisition and integration of Catalyst. At June 30, 2012, cash and cash equivalents consist of cash on hand, deposits in banks, and bank term deposits with original maturities of 90 days or less.

As of June 30, 2012, all of the Company’s cash and cash equivalents were exposed to market risks, primarily changes in U.S. interest rates. Declines in interest rates over time would reduce interest income related to these balances.

Consolidated Balance Sheets

Selected balance sheet highlights at June 30, 2012 are as follows:

•
Accounts receivable are comprised of trade accounts receivable from both the PBM and HCIT segments' customers. Accounts receivable increased $47.7 million to $288.1 million at June 30, 2012, from $240.4 million at December 31, 2011, driven by increases in revenue during 2012, largely attributable to the implementation of new customer contracts and the integration of HealthTran customers on January 1, 2012. The accounts receivable balance is impacted by changes in revenues, as well as the timing of collections, and is continually monitored by the Company to ensure timely collections and to assess the need for any changes to the allowance for doubtful accounts. The increase in accounts receivable corresponds to the increase in pharmacy benefit claims payable.

•
Rebates receivable of $79.3 million relate to billed and unbilled PBM receivables from pharmaceutical manufacturers and third party administrators in connection with the administration of the rebate program where the Company is the principal contracting party. The receivable and related payable are based on estimates, which are subject to final settlement. Rebates receivable increased $45.5 million from $33.8 million at December 31, 2011. The increase in the rebate receivable balance was mostly attributable to the timing of receipts from pharmaceutical manufacturers and third party administrators.

•
As of June 30, 2012, goodwill and other intangible assets were $462.6 million and $127.6 million, respectively, increasing $171.5 million and $57.8 million, respectively, from December 31, 2011 to June 30, 2012. Goodwill increased primarily as a result of the Company's acquisition of HealthTran. Other intangibles increased $77.1 million as a result of the HealthTran acquisition, offset by $19.3 million of amortization expense recorded during 2012. Amortization expense related to the other intangible assets recorded on the Company's balance sheet as of June 30, 2012 is expected to be $17.1 million for the remainder of 2012, which excludes any expected amortization related to intangible assets generated from the Merger with Catalyst.

•
Pharmacy benefit management rebates payable represents amounts owed to customers for rebates from pharmaceutical manufacturers and third party administrators where the Company administers the rebate program on the customer’s behalf, and the Company is the principal contracting party. The payable is based on estimates, which are subject to final settlement. Pharmacy benefit management rebates payable increased $5.5 million to $64.7 million from $59.2 million at December 31, 2011, primarily as a result of the rebates due to customers acquired in the HealthTran acquisition.

•
Pharmacy benefit claims payable predominantly relates to amounts owed to retail pharmacies for prescription drug costs and dispensing fees in connection with prescriptions dispensed by the retail pharmacies to the members of the Company’s customers when the Company is the principal contracting party with the pharmacy. Pharmacy benefit claims payable increased $76.3 million to $276.0 million, from $199.7 million at December 31, 2011, due to increased prescription claim transactions driven by new customer contracts implemented in 2012, as well as the timing of payments to the retail pharmacies.

•
Accrued liabilities are mainly comprised of customer deposits, salaries and wages payables, contingent consideration and other accrued liabilities related to operating expenses of the Company. Accrued liabilities have increased to $97.1 million at June 30, 2012 from $66.7 million at December 31, 2011. The increase was driven by liabilities assumed from the HealthTran acquisition, contingent consideration that became a current liability in the first quarter of 2012, as well as increased operating expenses of the Company.

Cash flows from operating activities
For the six months ended June 30, 2012, the Company generated $85.9 million of cash from operating activities, an increase of $86.5 million as compared to the amount of cash provided from operations for the same period in 2011. Cash from operating activities has increased during the six months ended June 30, 2012 as compared to the same period in 2011 mainly due to an increase in net income of $13.8 million, as well as the timing of when payments on accounts receivable occurred, which increased cash from operations during 2012 by $75.5 million as compared to 2011. Although revenues have increased year over year as a result of increased transaction volume and the HealthTran acquisition, the Company's focus on timely customer payments yielded a significant improvement in cash flow impact from accounts receivable as compared to the prior year. Partially offsetting the positive impacts on cash flow during 2012 as compared to 2011 was the change in rebates receivables which decreased as compared to 2011 by $40.6 million, driven by the the timing of receipts collected following the close of the quarter.
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
Cash flows from investing activities

For the six months ended June 30, 2012, the Company used $253.7 million of cash for investing activities. This included $242.9 million used for the acquisition of HealthTran. Additionally, the Company utilized $10.8 million for purchases of property and equipment to support growth in the business. As the Company grows, it continues to purchase capital assets to support increases in network capacity and personnel. The Company monitors and budgets these costs to ensure that the expenditures aid in its strategic growth plan.
Cash flows from financing activities

For the six months ended June 30, 2012, the Company generated $625.3 million of cash from financing activities, which consisted primarily of proceeds from the Company's issuance of 5,980,000 common shares in May 2012, which resulted in net proceeds of $519.3 million, as well as a $100 million draw from the Company's 2011 Credit Agreement. Offsetting these proceeds was $9.0 million in fees the Company paid in advance to lenders related to the 2012 Credit Agreement executed in July 2012.

Cash flows from financing activities generally fluctuate based on the timing of option exercises by the Company’s employees, which are affected by market prices, vesting dates and expiration dates.

Future Capital Requirements

The Company’s future capital requirements depend on many factors, including its product development programs and integration of its recent acquisitions. The Company expects to fund its operating and working capital needs, and business growth requirements through cash flow from operations, its cash and cash equivalents on hand and its 2012 Credit Agreement. Refer to Note 7 - Debt in the notes to the unaudited consolidated financial statements for more information on the Company's Revolving Credit Facility.

The Company expects that purchases of property and equipment will increase in comparison with prior years due to the recent completion of the Merger with Catalyst. The Company cannot provide assurance that its actual cash requirements will not be greater than expected as of the date of this quarterly report. In order to meet business growth goals, the Company will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact liquidity requirements or cause the issuance of additional equity or debt securities. Any issuance of additional equity or debt securities may result in dilution to shareholders, and the Company cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to the Company, or at all.
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

Contractual Obligations

For the six months ended June 30, 2012, there have been no other significant changes to the Company’s contractual obligations as disclosed in its 2011 Annual Report on Form 10-K; however, with the execution of 2012 Credit Agreement in July 2012, the Company's future obligations will significantly change. Below is a table of required principal payments under the 2012 Credit Agreement (in millions):

	Payments due by period
	Total	Less than one year	1-3 years	3-5 years*	More than 5 years
Long-Term Debt Obligations	$1,400.0	$—	$116.8	$1,283.2	$—

* The 2012 Revolving Credit Facility is due on the 2012 Credit Agreement's maturity date, July 2, 2017. The amount noted contains the amount borrowed under the Revolving Credit Facility on July 2, 2012 by the Company. This amount will fluctuate based on the principal outstanding under the 2012 Revolving Credit Facility.

Outstanding Securities

As of July 31, 2012, the Company had 102,407,816 common shares outstanding, 1,005,486 stock options outstanding, and 681,917 RSUs outstanding. The common shares outstanding as of July 31, 2012 includes 33,389,800 shares issued in connection with the Merger with Catalyst on July 2, 2012. The stock options are exercisable on a one-for-one basis into common shares. The outstanding RSUs are subject to time-based and performance-based vesting restrictions. The number of outstanding RSUs as of July 31, 2012 assumes the associated performance targets will be met at the maximum level for the performance-based RSUs. Upon vesting, the RSUs convert into common shares on a one-for-one basis.

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

The Company is exposed to market risk in the normal course of its business operations, primarily the risk of loss arising from adverse changes in interest rates. The Company generates some revenue in Canadian dollars, and is therefore also subject to foreign exchange rate risk when those results are translated into U.S. dollars for financial reporting purposes. In addition, the Company is subject to interest rate risk related to the $100 million drawn on its 2011 Credit Agreement entered into in January 2012. As of June 30, 2012, assuming a hypothetical 1% fluctuation in the interest rate of the loan, the Company's pre-tax income would vary by $1 million on an annual basis.

There has been no material change in the Company’s exposure to market risk during the six months ended June 30, 2012; however, in July, 2012, the Company entered into the 2012 Credit Agreement and borrowed $1.4 billion under that agreement which will increase the Company's exposure to market risks in relation to interest rate fluctuations. The 2012 Credit Agreement carries a floating interest rate based on market indexes.

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

ITEM 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2011 includes a detailed discussion of certain material risk factors facing us. The information presented below describes updates and additions to such risk factors to reflect certain risks associated with the business acquired through our Merger transaction with Catalyst Health Solutions, Inc. and restate the risk factors set forth under the heading “Business Risks” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 as well as the risk factors presented in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2012.  You should consider these risk factors together with the other risk factors and other matters described in our Annual Report on Form 10-K for the year ended December 31, 2011, in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Business Risks

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

The PBM industry is very competitive. If we do not compete effectively, our business, results of operations, financial condition or cash flows could suffer. The industry is highly consolidated and dominated by a few large companies with significant resources, purchasing power, and other competitive advantages, which we do not have. A limited number of firms, including national PBM companies, such as Express Scripts Holding Company and CVS Caremark Corporation have significant market share of the prescription volume, and recent PBM merger activity may further increase the market share of our competitors. Our competitors also include drug retailers, physician practice management companies, and insurance companies/health maintenance organizations. We may also experience competition from other sources in the future. PBM companies compete primarily on the basis of price, service, reporting capabilities and clinical services. In most cases, our competitors are large, profitable, and well-established companies with substantially greater financial and marketing resources than our resources. Some of our services, such as disease management services, informed decision counseling services and medical information management services, also compete with those being offered by pharmaceutical manufacturers, specialized disease management companies, and information service providers. We may also experience competition from other sources in the future.

We are dependent on key customers

We generate a significant portion of our revenue from a small number of customers. Prior to the Merger, our largest customer, HealthSpring, accounted for approximately 40% of Catamaran's stand-alone total revenue for the year ended December 31, 2011, and Catalyst's top twenty clients accounted for over 60% of Catalyst's stand-alone revenue for the year ended December 31, 2011, including approximately 16% from Independence Blue Cross and approximately 10% from Wellmark Blue Cross Blue Shield of Iowa. On January 31, 2012, Cigna Corporation (“Cigna”) announced the completion of its acquisition of HealthSpring in an all-cash transaction. The Company's contract with HealthSpring (the “HealthSpring contract”) was effective on January 1, 2011 and has an initial three-year term (with two additional one-year extensions). Neither party to the HealthSpring contract has the right to terminate the agreement prior to the end of the initial term, except in the event of a material breach. While the Company does not currently anticipate any adverse impact to its financial results through the initial term of the HealthSpring contract as a result of the acquisition, we can give no assurances that we will be able to continue to generate a substantial portion of our revenues from HealthSpring for the foreseeable future, or that we will be able to extend or renew the HealthSpring contract past the initial period.

Although we continually seek to diversify our customer base, we may be unable to offset the effects of an adverse change in one of our key customer relationships. For example, if our existing customers elect not to renew their contracts with us at the expiry of the current terms of those contracts, or reduce the level of service offerings we provide thereunder, our recurring revenue base will be reduced, which could have a material adverse effect on our results of operations. Furthermore, we sell most of our computer software and services to PBM organizations, Blue Cross/Blue Shield organizations, managed care organizations and retail/mail-order pharmacy chains. If the healthcare benefits industry or our customers in the healthcare benefits industry experience problems, they may curtail spending on our products and services and our business and financial results could be materially adversely affected. For example, we may suffer a loss of customers if there is any significant consolidation among firms in the healthcare benefits industry or other participants in the pharmaceutical supply chain, if demand for pharmaceutical claims processing services should decline or if the financial condition of any of our customers otherwise deteriorates.

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

We look to the acquisition of other businesses, such as the Merger with Catalyst, and acquisitions of National Medical Health Card Systems, Inc. (“NMHC”), MedfusionRx, PTRX, SaveDirectRx, and HealthTran as a way to achieve our strategy of expanding our product offerings and customer base. The successful implementation of this acquisition strategy depends on our ability to identify suitable acquisition candidates, acquire companies on acceptable terms, integrate the acquired company's operations and technology successfully with our own, and maintain the goodwill of the acquired business. We are unable to predict whether or when we will be able to identify any suitable additional acquisition candidates or, the likelihood that any potential acquisition will be completed. It is also possible that a potential acquisition will be dilutive to existing shareholders. Refer below for specific risks related to acquisitions.

Our future success depends upon the ability to grow, and if we are unable to manage our growth effectively, we may incur unexpected expenses and be unable to meet our customers' requirements.

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

In March 2009, a federal district court gave final approval to settlements of class action lawsuits brought against FDB and Medi-Span, two primary sources of AWP price reporting. Under the terms of the settlements, FDB and Medi-Span have agreed, among other things to reduce the reported AWP of certain drugs by four percent, and FDB and Medi-Span also announced that they would discontinue publishing AWP within two years of the settlements. On September 3, 2009, a federal appeals court rejected challenges to the settlements, clearing the way for the AWP reductions to take effect on September 26, 2009. In response to this action, the Company, as authorized in most of the Company's standard customer contracts, adopted a revised pricing benchmark to ensure cost neutrality for the Company, its customers and pharmacies as to what they paid or received, as applicable, for prescription drug products using the AWP pricing benchmark before September 26, 2009 and what they would pay or receive on or after September 26, 2009. While that transition has been accomplished to date with no material adverse effect on the Company, there can be no assurances that customers and pharmacies, in reviewing the results of the transition may not challenge the way in which the transition occurred and/or whether it preserved cost neutrality as intended, or that the results of such challenges will not have a material adverse effect on our financial performance, results of operations and financial condition in future periods.

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

If we lose our relationship, or our relationship otherwise changes in an unfavorable manner, with one or more key pharmacy providers, or if significant changes occur within the pharmacy provider marketplace, or if other issues arise with respect to our pharmacy networks, our business could be impaired.

Our operations are dependent to a significant extent on our ability to obtain discounts on prescription purchases from retail pharmacies that can be utilized by our clients and their members. Our contracts with retail pharmacies, which are non-exclusive, are generally terminable by either party on short notice. If one or more of our top pharmacy chains elects to terminate its relationship with us, or if we are only able to continue our relationship on terms less favorable to us, access to retail pharmacies by our clients and their health plan members, and consequently our business, results of operations, financial condition or cash flows could suffer. In addition, several large retail pharmacy chains either own or have strategic alliances with PBMs or could attempt to acquire or enter into these kinds of relationships in the future. Ownership of, or alliances with, PBMs by retail pharmacy chains, particularly large pharmacy chains, could have material adverse effects on our relationships with those retail pharmacy chains, particularly the discounts they are willing to make available, and on our business, results of operations, financial condition and cash flows.

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

•	we lose relationships with one or more key pharmaceutical manufacturers;

•	we are unable to finalize rebate contracts with one or more key pharmaceutical manufactures in the future, or are unable to negotiate interim arrangements;

•	rebates decline due to the failure of our health plan sponsors to meet market share or other thresholds;

•	legal restrictions are imposed on the ability of pharmaceutical manufacturers to offer rebates or purchase our program services;

•	pharmaceutical manufacturers choose not to offer rebates or purchase our programs or services; or

•	rebates decline to contract branded products losing their patients
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

The healthcare industry is highly regulated and is subject to changing political, economic, and regulatory influences. For example, the Balanced Budget Act of 1997 (Public Law 105-32) contained significant changes to Medicare and Medicaid and had an impact for several years on healthcare providers' ability to invest in capital intensive systems. In addition, [HIPAA] [define], as amended by the [HITECH Act] [define], and Canadian privacy statutes directly impact the healthcare industry by requiring various security and privacy measures in order to ensure the protection of patient health information. More recently, increased government involvement in healthcare, such as the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Public Law 108-173) (“Medicare Modernization Act” or “MMA”), which introduced the Medicare Part D benefit, effective January 1, 2006, the Deficit Reduction Act of 2005 (Public Law 109-171) (“DRA”), the Medicare Improvements for Patients and Providers Act of 2008 (Public Law 110-275) (“MIPPA”), the American Recovery and Reinvestment Act of 2009, the Patient Protection and Affordable Care Act (Public Law 111-148) (“PPACA”) and the Health Care and Education Reconciliation Act of 2010 (Public Law 111-152), which amends the PPACA (collectively, the “Health Care Reform Laws”), and other U.S. initiatives at both the federal and state level could lower reimbursement rates and otherwise change the business environment of our customers and the other entities with which we have a business relationship. Further, existing laws and regulations are subject to changing interpretation by courts, regulatory agencies, and agency officials. PBMs have also increasingly become the target of federal and state litigation over practices relating to drug switching, handling of rebates, and fiduciary duties.

These factors affect PBMs directly, as well as impacting the purchasing practices and operation of healthcare organizations. For example, the Health Care Reform Laws impose new transparency requirements on PBMs, and CMS issued a proposed rule implementing these requirements in October 2011. Among other requirements, the new transparency regulations propose to require PBMs to report certain data to the Secretary of the U.S. Department of Health and Human Services (the “DHHS”), including, for example, aggregate rebates and discounts received by the PBM, the percentage of prescriptions that were provided through retail pharmacies compared to mail order pharmacies, and the aggregate amount of the rebates that are received by the PBM and passed through to a Medicare Part D plan, a Medicare Advantage Prescription Drug Plan, or a state exchange. The Health Care Reform Laws also contain programs to reform or amend the U.S. healthcare system and to change healthcare financing and reimbursement systems. These reforms are expected to increase the number of individuals who have health insurance coverage and expand the market for pharmaceutical products. However, healthcare industry participants may also respond by reducing their investments or postponing investment decisions, including investments in our product offerings. The healthcare industry is expected to continue to undergo significant changes for the foreseeable future, and we cannot predict the effect of possible future legislation and regulation on our business, financial condition and results of operations.

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

We are subject to potential lawsuits under ERISA and the potential liabilities associated with being found to be a fiduciary of a health plan governed by ERISA.

As a service provider to ERISA plans, we are subject to potential litigation under ERISA claims and could face potential liabilities if we are found to be acting as a fiduciary of a plan in carrying out the services for which we are under contract. While we do not believe that the general conduct of our business subjects us to the fiduciary obligations set forth by ERISA, except when we have specifically contracted with an ERISA plan sponsor to accept fiduciary responsibility and be named as a fiduciary for certain functions, recent litigation has revealed uncertainties with respect to whether, and under what circumstances, courts will find PBMs to be acting as plan fiduciaries.

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

MMA created a new, voluntary prescription drug benefit for Medicare beneficiaries entitled to Medicare benefits under Medicare Part A or enrolled in Medicare Part B effective January 1, 2006. We currently participate in the administration of the Medicare drug benefit: (i) through the provision of PBM services to our health plan customers and other customers that have qualified as a prescription drug plan (“PDP”) or a “Medicare Advantage” prescription drug plan, (ii) by assisting employers, unions and other health plan customers that qualify for the retiree drug subsidy available under Medicare Part D by collecting and submitting eligibility and/or drug cost data to CMS for them in order to obtain the subsidy, and (iii) by operating as a CMS approved Employer/Union Group Waiver PDP contract with CMS (S8841). Our existing PBM business could be adversely affected if our customers decide to discontinue providing prescription drug benefits altogether to their Medicare-eligible members. We are not yet able to assess the impact that Medicare Part D will have on our customers' decisions to continue to offer a prescription drug benefit to their Medicare-eligible members.

In addition, as an approved PDP sponsor, we are a direct contractor to the federal government and are subject to the rules, regulations, and enforcement authority of the federal government over its contractors. Under regulations established by CMS governing participation in the Medicare Part D program, one of our subsidiaries, a former risk-bearing entity regulated under state insurance laws, must obtain licensure as a domestic insurance company. Our subsidiary has been approved to operate as a risk-bearing entity in its domicile state, Delaware, as required by CMS, and has obtained approval from all but two state insurance departments that it is not required to maintain a risk bearing license in such states. We did not continue to provide our PDP to individual Medicare Part D enrollees in 2009 and CMS has acknowledged our intent to provide the PDP Medicare benefits solely to employer groups. In addition, as of January 1, 2008, we only provide non-risk bearing Medicare benefits to employer groups that will reimburse us directly for any prescription drug costs. We do not intend at this time to offer our PDP to employer groups in instances where we could be subject to risk. Consider whether this paragraph needs to be updated to reflect Catalyst Ohio insurance subsidiary as well.

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

Continuing economic challenges and uncertainties have affected, and are likely to continue to affect, our business, results of operations, financial condition and cash flows.

Unprecedented national and global market and economic conditions that began in 2008 have been and continue to be challenging because of high unemployment, tighter credit conditions and minimal economic recovery in most major economies. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, non-U.S. government debt, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for the U.S. and many other economies. These factors have lead to a decrease in spending by businesses and consumers alike, which may adversely affect our business, results of operations, financial condition and cash flows, to the extent they impact the liquidity and financial condition of our customers, reduces the extent to which employers are able to offer pharmacy benefits or reduces the number of employees receiving pharmacy benefits through their employer

Our software products are susceptible to undetected errors or similar problems, which may cause our systems to fail to perform properly.

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

The length of the sales cycle for our healthcare software solutions is difficult to predict, as it depends on a number of factors, including the nature and size of the potential customer and the extent of the commitment being made by the potential customer. Our sales and marketing efforts with respect to pharmaceutical providers and payors generally involve a lengthy sales cycle due to these organizations' complex decision-making processes. Additionally, in light of increased government involvement in healthcare and related changes in the operating environment for healthcare organizations, our current and potential customers may react by curtailing or deferring investments, including those for our services. In many cases, our acquisition of new business is dependent on us successfully bidding pursuant to a competitive bidding process. If potential customers take longer than we expect to decide whether to purchase our solutions, our selling expenses could increase and our revenues could decrease or be delayed, which could materially harm our business, financial condition and results of operations.

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

In addition, we may have to engage in litigation in the future to enforce or protect our intellectual property rights, and we may incur substantial costs and the diversion of management's time and attention as a result.

We may become subject to claims that we infringe the intellectual property rights of others, which, even if not successful, could have a material adverse impact on our business.

We could be subject to intellectual property infringement claims from third parties as the number of our competitors grows and our applications' functionality overlaps with their products. There has been a substantial amount of intellectual property litigation in the information technology industries. While we do not believe that we have infringed or are infringing on any proprietary rights of third parties, we cannot assure that infringement claims will not be asserted against us or that those claims will be unsuccessful. Even if a claim brought against us is ultimately unsuccessful, we could incur substantial costs and diversion of management resources in defending any infringement claims. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages as well as injunctive or other equitable relief that could effectively block our ability to develop and market our products and services. We may be required to license intellectual property from third parties in order to continue using our products, and we cannot assure that we will be able to obtain such licenses on commercially reasonable terms, or at all.

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

In December 2011, we entered into a five-year $350 million unsecured revolving credit facility (the “2011 Revolving Facility”), of which $100 million in borrowings were drawn in January 2012 to finance in part the acquisition of HealthTran LLC. In July, 2012, we terminated our 2011 Revolving Facility and entered into a $1.8 billion credit agreement (the “2012 Credit Agreement”). Concurrently with the Merger with Catalyst, we borrowed $1.4 billion under the 2012 Credit Agreement to partially finance the Merger. Our indebtedness under our credit facilities could adversely affect our financial condition. We will be required to devote a portion of our cash flows from operating activities to service our indebtedness, and such cash flows therefore will not be available for other corporate purposes. If we are unable to generate sufficient cash flow from operations in the future to service our debt obligations, we may be required to refinance all or a portion of our existing debt facilities, or to obtain additional financing and facilities. However, we may not be able to obtain such refinancing or additional facilities on favorable terms or at all.

The operating and financial restrictions and covenants contained in the agreements governing our outstanding and future indebtedness may limit our ability to finance future operations or capital needs, borrow additional funds for development and make certain investments. For example, our 2012 Credit Agreement restricts our ability to, among other things: incur certain additional debt or issue guarantees; incur or permit certain liens to exist; make certain investments, acquisitions or other restricted payments; dispose of assets; engage in certain types of transactions with affiliates; and merge, consolidate or transfer all or substantially all of our assets.

We may experience fluctuations in our financial results because of timing issues associated with our revenue recognition policy.

A portion of our revenue is derived from system sales, where we recognize revenue upon execution of a license agreement and shipment of the software, as long as all vendor obligations have been satisfied and collection of license fees is probable. As the costs associated with system sales are minimal, revenue and income may vary significantly based on the timing of recognition of revenue. Given that revenue from certain projects is recognized using the percentage-of-completion method, our revenue from these projects can vary substantially on a monthly and quarterly basis. In addition, certain contracts may contain undelivered elements or multiple deliverables, which may cause the applicable revenue to be deferred over multiple periods. Accordingly, the timing and delivery requirements of customers' orders may have a material effect on our operations and financial results during any reporting period. In addition, to the extent that the costs required to complete a fixed price contract exceed the price quoted by us, our results may be materially adversely affected.

If we are required to write off goodwill or other intangible assets, our financial position and results of operations would be adversely affected.

We have significant goodwill and other intangible assets as of December 31, 2011, and we will generate significant additional goodwill as a result of the Merger with Catalyst. Based on Catamaran management's preliminary fair value estimates, which are subject to change, at March 31, 2012, Catamaran management estimated $3.9 billion of goodwill and $1.3 billion of customer relationship intangible assets resulting from the Catalyst Merger on an unaudited pro forma consolidated basis. We are required to periodically evaluate goodwill and other intangible assets for impairment. In the future we may take charges against earnings resulting from impairment. Any determination requiring the write-off of a significant portion of our goodwill or other intangible assets could adversely affect our results of operations and our financial condition.

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

Catalyst Merger Risk Factors

In addition to the risk factors above, investors should consider the following risk factors arising from the recently completed Merger transaction with Catalyst. The risk factors below should be read in conjunction with the risk factors above and the other information contained in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011 as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.

The anticipated benefits of the Merger with Catalyst may not be realized fully and may take longer to realize than expected.

The success of the Merger will depend, in part, on our ability to successfully combine the businesses of Catamaran and Catalyst and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the combination. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected and the value of our common stock may be harmed.
The Merger involves the integration of Catalyst's businesses with Catamaran's business, which is a complex, costly and time-consuming process. We have not previously completed a transaction comparable in size or scope to the Merger with Catalyst. The integration of two companies may result in material challenges, including, without limitation:

•	the diversion of management's attention from ongoing business concerns and performance shortfalls at the combined company as a result of the devotion of management's attention to the integration;

•	managing a larger company

•	maintaining employee morale and retaining key management and other employees

•	integrating two unique corporate cultures, which may prove to be incompatible

•	the possibility of faulty assumptions underlying expectations regarding the integration process

•	retaining existing clients and attracting new clients on profitable terms

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations

•	coordinating geographically separate organizations

•	unanticipated issues in integrating information technology, communications and other systems

•	unanticipated changes in applicable laws and regulations

•	managing tax costs or inefficiencies associated with integrating the operations of the combined company

•	unforeseen expenses associated with the Merger

•	making any necessary modifications to internal financial control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder

Some of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially impact our business, financial condition and results of operations.

The integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Delays or issues encountered in the integration process could have a material adverse effect on the revenues, expenses, operating results and financial condition of the combined company. Although we expect significant benefits, such as synergies, cost savings, innovation and operational efficiencies, to result from the Merger, there can be no assurance that we will actually realize any of these anticipated benefits.

We have incurred, and will continue to incur, significant transaction and Merger related costs.

We have incurred, and will continue to incur, significant costs in connection with the transaction and integration process. The substantial majority of these costs will be non-recurring expenses related to the facilities and systems consolidation costs. We may incur additional costs to maintain employee morale and to retain key employees. We will also incur transaction fees and costs related to formulating and revising integration plans. Additional unanticipated costs may be incurred in the integration of Catalyst's businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to more than offset incremental transaction and Merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

The market price of our common stock may decline as a result of the Merger.

The market price of the common stock of the combined company may decline as a result of the Merger if, among other things, we are unable to achieve the expected growth in earnings, or if our operational cost savings estimates are not realized, or if the transaction costs related to the Merger and integration are greater than expected. The market price also may decline if we do not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the Merger on our financial results is not consistent with the expectations of financial or industry analysts.

The combined company's financial results will depend in substantial part on its ability to maintain the combined company's present relationships with customers.

A substantial portion of revenues for the Company is generated from a small number of customers. However, competitors of the Company may attempt to persuade present customers to take their business elsewhere. Contracts with many of these customers permit the customer to terminate the contract for convenience on relatively short notice or upon completion of a transaction such as the Merger. The combined company's success will depend in part on its ability to maintain these customer relationships. If the combined company is unable to maintain relationships with its customers, or is required to modify the financial terms of those relationships to the detriment of the combined company, the combined company's business, financial condition and results of operations could be adversely affected.

To be successful, the combined company must retain and motivate key employees, and failure to do so could seriously harm the combined company.

The success of the combined company largely depends on the skills, experience and continued efforts of the management team and other key personnel. As a result, to be successful, the combined company must retain and motivate executives and other key employees. Employees may experience uncertainty about their future roles with the combined company until or after strategies for the combined company are announced or executed. These circumstances may adversely affect the combined company's ability to retain key personnel. The combined company also must continue to motivate employees and keep them focused on the strategies and goals of the combined company, which effort may be adversely affected as a result of the uncertainty and difficulties with integrating the merged companies. If the combined company is unable to retain executives and other key employees, the roles and responsibilities of such executive officers and employees will need to be filled either by existing or new officers and employees, which may require the combined company to devote time and resources to identifying, hiring and integrating replacements for the departed executives and employees that could otherwise be used to integrate the businesses or otherwise pursue business opportunities. If any key personnel were to join an existing competitor or form a competing company, some clients could choose to use the services of that competitor instead of the services of the combined company. There can be no assurance that the combined company will be able to retain and motivate its employees in the same manner as the merged companies previously did.

If the combined company is unable to manage its growth, its business and financial results could suffer.

The combined company's future financial results will depend in part on its ability to profitably manage its core businesses, including any growth that the combined company may be able to achieve. Over the past several years, each of the merged companies has engaged in the identification of, and competition for, growth and expansion opportunities. In order to achieve those initiatives, the combined company will need to, among other things, recruit, train, retain and effectively manage employees and expand its operations and financial control systems. If the combined company is unable to manage its businesses effectively and profitably, its business and financial results could suffer.

The Company incurred substantial indebtedness to finance the Merger, which may decrease business flexibility and adversely affect financial results.

The Company incurred debt of approximately $1.4 billion to finance a portion of the cash component of the Merger consideration and to refinance existing indebtedness and to pay related fees and expenses. The financial and other covenants to which the Company has agreed in connection with the incurrence of such debt, and the combined company's increased indebtedness and higher debt-to-equity ratio in comparison to that on a recent historical basis may have the effect, among other things, of reducing the combined company's flexibility to respond to changing business and economic conditions, thereby placing the combined company at a competitive disadvantage compared to competitors that have less indebtedness and making the combined company more vulnerable to general adverse economic and industry conditions. The increased indebtedness will also increase borrowing costs and the covenants pertaining thereto may also limit the combined company's ability to obtain additional financing to fund working capital, capital expenditures, acquisitions or general corporate requirements. The combined company will also be required to dedicate a larger portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow for other purposes, including working capital, capital expenditures and general corporate purposes. In addition, the combined company's borrowings are at variable rates of interest, therefore exposing the combined company to interest rate risk.

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

The Company currently anticipates that the Merger will be accretive to non-GAAP earnings per share in 2013. This expectation is based on preliminary estimates which may materially change. The combined company could also encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the Merger. All of these factors could cause dilution to the combined company's earnings per share or decrease or delay the expected accretive effect of the Merger and cause a decrease in the price of the combined company's common stock.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
As previously disclosed, in connection with the Merger, certain unexpired and unexercised Catalyst warrants issued pursuant to a stock purchase agreement, dated as of June 18, 2004 were assumed by us and, pursuant to the terms of the Merger Agreement, became warrants to purchase 242,576 shares of our common stock at an exercise price of $16.24 per share.
In addition, pursuant to the terms of the Merger Agreement, at the effective time of the Merger, certain unexpired and unexercised Catalyst warrants issued pursuant to a stock purchase agreement, dated as of August 25, 2010 were cancelled and converted into the right to receive, upon payment of the aggregate exercise price of such warrants, 66,060 shares of our common stock and $2.8 million cash merger consideration (without interest, and subject to deduction for any required withholding taxes). On July 5, 2012, the $4.5 million aggregate exercise price of such warrants was paid to us and such shares and cash merger consideration were promptly remitted to the holder of such warrants.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.    Exhibits

Exhibit Number	Description of Document	Reference
2.1	Stock Purchase Agreement dated as of March 8, 2011 between Walgreen Co. and Catalyst Health Solutions, Inc.	Incorporated by reference to Exhibit 2.1 to Catalyst Health Solutions Inc.'s Form 8-K Current Report filed on March 14, 2011.
2.2	Agreement and Plan of Merger, dated as of April 17, 2012, among the Company, US Corp., Merger Sub, Merger LLC and Catalyst	Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 20, 2012.

2.3	Amendment to Agreement and Plan of Merger, dated as of June 29, 2012, among the Company, US Corp., Merger Sub, Merger Sub LLC and Catalyst	Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 29, 2012.

3.1	Articles of Continuance, as amended through July 3, 2012, of Catamaran Corporation (formerly named SXC Health Solutions Corp. and Systems Xcellence Inc.)	Filed herewith.

3.2	Amended and Restated Bylaws of Catamaran Corporation, as amended through July 3, 2012	Filed herewith.

10.1
Credit Agreement, dated as of July 2, 2012, among the Company, JPMCB, as administrative agent, the lenders party thereto, Bank of America, N.A., Barclays and SunTrust Bank, as co-syndication agents, Fifth Third Bank, PNC Bank, National Association and Royal Bank of Canada, as co-documentation agents, JPMorgan and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays, as joint bookrunners and joint lead arrangers.
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 6, 2012.

10.2	Subsidiary Guaranty, dated as of July 2, 2012, made by the Subsidiary Guarantors in favor of JPMCB, as administrative agent.	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 6, 2012.

10.3	Security Agreement, dated as of July 2, 2012, among the Company, the Subsidiary Guarantors and JPMCB, as collateral agent.	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 6, 2012.

10.4	Pledge Agreement, dated as of July 2, 2012, among the Company, the Subsidiary Guarantors and JPMCB, as collateral agent.	Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 6, 2012.

10.5	2003 HealthExtras, Inc. Equity Incentive Plan	Incorporated by reference to Exhibit A to Catalyst's Schedule 14A Definitive Proxy Statement filed on April 30, 2003.

10.6	Amendment to the 2003 HealthExtras, Inc. Equity Incentive Plan.	Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on July 6, 2012.

10.7	Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan, as Amended and Restated on April 8, 2010.	Incorporated by reference to Appendix A to Catalyst's Schedule 14A Definitive Proxy Statement filed on April 23, 2010.

10.8	Amendment to the Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on July 6, 2012.

10.9	SXC Health Solutions Corp. Restricted Stock Unit Award Agreement relating to the Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on July 6, 2012.

Exhibit Number	Description of Document	Reference
10.10	SXC Health Solutions Corp. Performance-Based Restricted Stock Unit Award Agreement relating to the Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on July 6, 2012.

10.11	Amendment to the SXC Health Solutions Corp. Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K filed on July 6, 2012.

10.12	Employment Agreement by and between Catalyst Health Solutions, Inc. and Richard A. Bates.	Incorporated by reference to Exhibit 10.1 to Catalyst's Form 8-K Current Report filed on August 7, 2009.

10.13	Amendment to Employment Agreement by and between Catalyst Health Solutions, Inc. and Richard A. Bates, effective June 22, 2010.	Incorporated by reference to Exhibit 10.1 to Catalyst's Form 10-Q Quarterly Report filed on August 6, 2010.

10.14	Agreement, dated as of July 2, 2012, by and among the Company, Catalyst and Richard A. Bates.	Incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K filed on July 6, 2012.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Shareholder's Equity for the six months ended June 30, 2012 and 2011, and (v) the notes to the Unaudited Consolidated Financial Statements.
Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Catamaran Corporation
August 2, 2012	By:	/s/ Jeffrey Park
Jeffrey Park
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document	Reference
2.1	Stock Purchase Agreement dated as of March 8, 2011 between Walgreen Co. and Catalyst Health Solutions, Inc.	Incorporated by reference to Exhibit 2.1 to Catalyst Health Solutions Inc.'s Form 8-K Current Report filed on March 14, 2011.
2.2	Agreement and Plan of Merger, dated as of April 17, 2012, among the Company, US Corp., Merger Sub, Merger LLC and Catalyst	Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 20, 2012.

2.3	Amendment to Agreement and Plan of Merger, dated as of June 29, 2012, among the Company, US Corp., Merger Sub, Merger Sub LLC and Catalyst	Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 29, 2012.

3.1	Articles of Continuance, as amended through July 3, 2012, of Catamaran Corporation (formerly named SXC Health Solutions Corp. and Systems Xcellence Inc.)	Filed herewith.

3.2	Amended and Restated Bylaws of Catamaran Corporation, as amended through July 3, 2012	Filed herewith.

10.1
Credit Agreement, dated as of July 2, 2012, among the Company, JPMCB, as administrative agent, the lenders party thereto, Bank of America, N.A., Barclays and SunTrust Bank, as co-syndication agents, Fifth Third Bank, PNC Bank, National Association and Royal Bank of Canada, as co-documentation agents, JPMorgan and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays, as joint bookrunners and joint lead arrangers.
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 6, 2012.

10.2	Subsidiary Guaranty, dated as of July 2, 2012, made by the Subsidiary Guarantors in favor of JPMCB, as administrative agent.	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 6, 2012.

10.3	Security Agreement, dated as of July 2, 2012, among the Company, the Subsidiary Guarantors and JPMCB, as collateral agent.	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 6, 2012.

10.4	Pledge Agreement, dated as of July 2, 2012, among the Company, the Subsidiary Guarantors and JPMCB, as collateral agent.	Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 6, 2012.

10.5	2003 HealthExtras, Inc. Equity Incentive Plan	Incorporated by reference to Exhibit A to Catalyst's Schedule 14A Definitive Proxy Statement filed on April 30, 2003.

10.6	Amendment to the 2003 HealthExtras, Inc. Equity Incentive Plan.	Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on July 6, 2012.

10.7	Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan, as Amended and Restated on April 8, 2010.	Incorporated by reference to Appendix A to Catalyst's Schedule 14A Definitive Proxy Statement filed on April 23, 2010.

10.8	Amendment to the Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on July 6, 2012.

10.9	SXC Health Solutions Corp. Restricted Stock Unit Award Agreement relating to the Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on July 6, 2012.

Exhibit Number	Description of Document	Reference
10.10	SXC Health Solutions Corp. Performance-Based Restricted Stock Unit Award Agreement relating to the Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on July 6, 2012.

10.11	Amendment to the SXC Health Solutions Corp. Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K filed on July 6, 2012.

10.12	Employment Agreement by and between Catalyst Health Solutions, Inc. and Richard A. Bates.	Incorporated by reference to Exhibit 10.1 to Catalyst's Form 8-K Current Report filed on August 7, 2009.

10.13	Amendment to Employment Agreement by and between Catalyst Health Solutions, Inc. and Richard A. Bates, effective June 22, 2010.	Incorporated by reference to Exhibit 10.1 to Catalyst's Form 10-Q Quarterly Report filed on August 6, 2010.

10.14	Agreement, dated as of July 2, 2012, by and among the Company, Catalyst and Richard A. Bates.	Incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K filed on July 6, 2012.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Shareholder's Equity for the six months ended June 30, 2012 and 2011, and (v) the notes to the Unaudited Consolidated Financial Statements.
Filed herewith.