Form 10-Q
period 2012-09-30
Catamaran Corp
filed 2012-11-02
CIK 1363851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2012, there were 205,137,882 of the Registrant’s common shares, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CATAMARAN CORPORATION
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$393,032	$341,382
Restricted cash	52,389	12,017
Accounts receivable, net of allowance for doubtful accounts of $5,956 (2011 — $2,725)	676,111	240,425
Rebates receivable	248,215	33,834
Other current assets	140,376	35,605
Total current assets	1,510,123	663,263
Property and equipment, net of accumulated depreciation of $56,759 (2011 — $43,304)	80,090	21,658
Goodwill	4,471,582	291,045
Other intangible assets, net of accumulated amortization of $118,782 (2011 — $48,072)	1,258,397	69,777
Other long-term assets	53,016	4,564
Total assets	$7,373,208	$1,050,307

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$633,675	$219,380
Accrued expenses and other current liabilities	268,401	66,729
Pharmacy benefit management rebates payable	248,536	59,235
Current portion - long-term debt	27,500	—
Total current liabilities	1,178,112	345,344
Deferred income taxes	343,332	18,361
Long-term debt	1,244,425	—
Other long-term liabilities	54,462	15,564
Total liabilities	2,820,331	379,269
Commitments and contingencies (Note 12)
Shareholders’ equity
Common shares: no par value, unlimited shares authorized; 205,137,882 shares issued and outstanding, September 30, 2012 (December 31, 2011 — 124,767,322 shares)	4,177,804	394,769
Additional paid-in capital	67,795	37,936
Retained earnings	312,462	238,333
Accumulated other comprehensive income	(2,504)	—
Total shareholders' equity	4,555,557	671,038
Non-controlling interest	(2,680)	—
Total equity	4,552,877	671,038
Total liabilities and equity	$7,373,208	$1,050,307

See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Revenue	$3,190,780	$1,287,290	$6,610,580	$3,596,981
Cost of revenue	2,955,889	1,204,948	6,142,796	3,376,859
Gross profit	234,891	82,342	467,784	220,122
Expenses:
Selling, general and administrative	133,716	37,371	255,088	104,064
Depreciation of property and equipment	5,717	1,588	10,552	4,764
Amortization of intangible assets	51,380	3,899	70,710	11,125
	190,813	42,858	336,350	119,953
Operating income	44,078	39,484	131,434	100,169
Interest expense	11,668	435	14,544	1,382
Other expense, net	175	671	520	594
Income before income taxes	32,235	38,378	116,370	98,193
Income tax expense (benefit):
Current	30,816	14,289	62,004	34,587
Deferred	(17,988)	(1,177)	(18,693)	(1,496)
	12,828	13,112	43,311	33,091
Net income	$19,407	$25,266	$73,059	$65,102
Less: Net loss attributable to non-controlling interest	(1,070)	—	(1,070)	—
Net income attributable to the Company	$20,477	$25,266	$74,129	$65,102
Earnings per share attributable to the Company:
Basic	$0.10	$0.20	$0.48	$0.52
Diluted	$0.10	$0.20	$0.48	$0.52
Weighted average number of shares used in computing earnings per share:
Basic	203,505,355	124,542,534	153,850,043	124,101,146
Diluted	204,439,048	126,141,038	154,977,182	125,814,128
See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Net income	$19,407	$25,266	$73,059	$65,102
Other comprehensive income, net of tax
Unrealized loss on cash flow hedge	(2,504)	—	(2,504)	—
Comprehensive income	$16,903	$25,266	$70,555	$65,102
Less: Comprehensive loss attributable to non-controlling interest	(1,070)	$—	(1,070)	$—
Comprehensive income attributable to the Company	$17,973	$25,266	$71,625	$65,102
See accompanying notes to the unaudited interim consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2012	2011
	(unaudited)
Cash flows from operating activities:
Net income	$73,059	$65,102
Items not involving cash:
Stock-based compensation	13,161	6,507
Depreciation of property and equipment	12,945	6,815
Amortization of intangible assets	70,710	11,125
Deferred lease inducements and rent	1,409	(397)
Deferred income taxes	(18,693)	(1,496)
Tax benefit on stock-based compensation plans	(17,214)	(9,322)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(86,160)	(93,838)
Rebates receivable	6,681	4,616
Restricted cash	9,338	(1,181)
Other current assets	29,494	16,358
Accounts payable	59,477	88,504
Accrued expenses and other current liabilities	(24,459)	(1,308)
Pharmacy benefit management rebates payable	10,336	(5,304)
Other	7,430	(1,469)
Net cash provided by operating activities	147,514	84,712
Cash flows from investing activities:
Acquisition, net of cash acquired	(1,564,385)	(12,421)
Purchases of property and equipment	(12,901)	(3,073)
Net cash used by investing activities	(1,577,286)	(15,494)
Cash flows from financing activities:
Proceeds from public offering, net of issuance costs	518,813	—
Proceeds from issuance of debt	1,470,448	—
Repayment of debt	(511,993)	—
Tax benefit on stock-based compensation plans	17,214	9,322
Proceeds from exercise of options	5,738	5,291
Debt issuance costs	(18,806)	—
Net cash provided by financing activities	1,481,414	14,613
Effect of foreign exchange on cash balances	8	(4)
Increase in cash and cash equivalents	51,650	83,827
Cash and cash equivalents, beginning of period	341,382	321,284
Cash and cash equivalents, end of period	$393,032	$405,111

See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Equity
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest
	Shares	Amount					Total
Balance at December 31, 2011	124,767,322	$394,769	$37,936	$238,333	$—	$—	$671,038
Activity during the period (unaudited):
Net income	—	—	—	74,129	—	—	74,129
Net loss attributable to non-controlling interest	—	—	—	—	—	(1,070)	(1,070)
Issuance of common shares from public offering	11,960,000	518,813	—	—	—	—	518,813
Issuance of common shares for acquisition	66,779,940	3,238,144	—	—	—	—	3,238,144
Issuance of warrants and stock options for acquisition	—	—	19,824	—	—	—	19,824
Non-controlling interest assumed from acquisition	—	—	—	—	—	(1,610)	(1,610)
Exercise of stock options	1,163,624	8,155	(2,417)	—	—	—	5,738
Vesting of restricted stock units	466,996	17,923	(17,923)	—	—	—	—
Tax benefit on options exercised	—	—	17,214	—	—	—	17,214
Stock-based compensation	—	—	13,161	—	—	—	13,161
Other comprehensive income, net of tax	—	—	—	—	(2,504)	—	(2,504)
Balance at September 30, 2012 (unaudited)	205,137,882	$4,177,804	$67,795	$312,462	$(2,504)	$(2,680)	$4,552,877

Balance at December 31, 2010	123,205,994	$381,736	$24,973	$146,547	$—	$—	$553,256
Activity during the period (unaudited):
Net income	—	—	—	65,102	—	—	65,102
Exercise of stock options	1,211,134	7,530	(2,239)	—	—	—	5,291
Vesting of restricted stock units	158,304	4,350	(4,350)	—	—	—	—
Tax benefit on options exercised	—	—	9,322	—	—	—	9,322
Stock-based compensation	—	—	6,507	—	—	—	6,507
Balance at September 30, 2011 (unaudited)	124,575,432	$393,616	$34,213	$211,649	$—	$—	$639,478
See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Catamaran Corporation (“Catamaran” or the “Company”) is a leading provider of pharmacy benefits management (“PBM”) services and healthcare information technology (“HCIT”) solutions to the healthcare benefits management industry. The Company’s product offerings and solutions combine a wide range of PBM services, software applications, application service provider (“ASP”) processing services and professional services designed for many of the largest organizations in the pharmaceutical supply chain, such as federal, provincial, state and local governments, unions, corporations, pharmacy benefit managers, managed care organizations, retail pharmacy chains and other healthcare intermediaries. The Company is headquartered in Lisle, Illinois with several locations in the U.S. and Canada.

In July 2012, following the recent completion of its merger (the “Merger”) with Catalyst Health Solutions, Inc. (“Catalyst”), SXC Health Solutions Corp. unveiled a new name and brand for the combined company. The new name, Catamaran Corporation, reflects the union of two of the industry's fastest-growing PBM companies to create a PBM with a nimble and flexible approach to helping clients navigate today's turbulent healthcare environment in order to contain costs and enhance the well-being of its members. The Company trades on the Toronto Stock Exchange under ticker symbol “CCT” and on the Nasdaq Global Select Market under ticker symbol “CTRX.” For more information, please visit www.catamaranrx.com.

2.	Basis of Presentation

Basis of presentation:
The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting on Form 10-Q, and following accounting policies consistent with the Company’s audited annual consolidated financial statements for the year ended December 31, 2011. The unaudited consolidated financial statements of the Company include its wholly-owned subsidiaries and all significant intercompany transactions and balances have been eliminated in consolidation. Amounts in the unaudited consolidated financial statements and notes thereto are expressed in U.S. dollars, except where indicated. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Certain reclassifications have been made to conform the prior year's consolidated financial statements to the current year's presentation, which includes reclassifying pharmacy claims payable to accounts payable. The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012. As of the issuance date of the Company’s financial statements, the Company has assessed whether subsequent events have occurred that require adjustment to or disclosure in these unaudited consolidated financial statements in accordance with Financial Accounting Standards Board’s (“FASB”) guidance.
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

a) Recent accounting standards implemented
No new standards have been implemented by the Company during the three and nine month periods ended September 30, 2012.

b) Recent accounting standards issued
In July 2012, FASB issued an update to the indefinite-lived intangible assets impairment testing standard. The revised standard is intended to reduce the cost and complexity of the annual impairment test by providing entities an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; however, an entity can choose to early adopt provided that the entity has not yet performed its 2012 annual impairment test or issued its financial statements. The Company does not expect the implementation of the amendments to have a significant impact on its financial results or in the presentation and disclosure of its financial statements.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Stock Split

On September 6, 2012, the Company announced that its board of directors had declared a nominal dividend on the issued and outstanding common shares of the Company to effect a two-for-one stock split. Shareholders of record at the close of business on September 20, 2012 were issued one additional common share for each share owned as of that date. The additional common shares were distributed on October 1, 2012. All share and per share data presented in this report have been retroactively adjusted to reflect this stock split.

5. Business Combinations

Catalyst Health Solutions, Inc. Merger

On July 2, 2012, the Company completed its previously announced Merger with Catalyst, a full-service PBM. Each share of Catalyst common stock outstanding immediately prior to the effective time of the Merger (other than shares owned by the Company or Catalyst or any of their respective wholly-owned subsidiaries or shares with respect to which appraisal rights have been properly exercised) was converted in the Merger into the right to receive 1.3212 of a Company common share and $14.00 in cash. This resulted in the Company issuing approximately 66.8 million common shares, issuing 0.5 million warrants, and paying $1.4 billion in cash to Catalyst stockholders to complete the Merger. The results of Catalyst have been included in the Company's results since July 2, 2012. The consolidated statement of operations for the three and nine month periods ended September 30, 2012 includes Catalyst's total revenues of $1.5 billion following consummation of the Merger.

The Merger was accounted for under the acquisition method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The carrying values for current assets and liabilities were deemed to approximate their fair values due to the short-term nature of their maturities. The fair values for acquired customer relationships intangible asset was valued using an excess earnings model based on expected future revenues derived from the customers acquired. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill.
All of the assets and liabilities recorded for the Merger are included within the Company's PBM segment. Goodwill is non-amortizing for financial statement purposes. Goodwill of $525 million related to the Catalyst Merger is tax deductible. The goodwill recognized by the Company represents many of the synergies and business growth opportunities that may be realized from this Merger. The synergies include improved pricing from the Company's suppliers due to the increased volume of prescription drug purchases, pull through opportunities of the combined companies' mail and specialty service offerings, and a more efficient leveraging of resources to achieve operating profits.
The purchase price of the acquired Catalyst operations was comprised of the following (in thousands):

Cash paid to Catalyst shareholders	$1,415,276
Fair value of common shares issued (a)	3,238,141
Fair value of warrants and stock options issued (b)	19,824
Total purchase price	$4,673,241

(a)	Valued based on the number of outstanding shares immediately prior to the Merger multiplied by the exchange ratio of 1.3212, multiplied by the closing market price of Catamaran shares on July 2, 2012.

(b)	The Black-Scholes pricing model was used to calculate the fair value of the replacement warrants and stock options issued.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the preliminary fair values assigned to the assets acquired and liabilities assumed at the acquisition date and are subject to change as the valuation processes are not complete. Final determination of the fair values may result in further adjustments to the amounts presented below (in thousands):

Initial Amounts Recognized at Acquisition Date
Cash and cash equivalents	$93,775
Other current assets	695,888
Total current assets	789,663
Property and equipment	55,659
Goodwill	4,010,235
Customer relationships intangible	1,184,800
Other long-term assets	31,515
Total assets acquired	6,071,872

Accounts Payable	338,819
Pharmacy benefit management rebates payable	176,202
Accrued expenses and other current liabilities	187,851
Long-term debt	311,994
Other long-term liabilities	385,375
Total liabilities assumed	1,400,241
Non-controlling interest	(1,610)
Net assets acquired	$4,673,241
During the three and nine month periods ended September 30, 2012, the Company recognized $43.0 million of amortization expense from intangible assets acquired in the Catalyst Merger. Amortization associated with the Catalyst Merger for the remainder of 2012 is expected to be $43.0 million. The estimated fair value of the customer relationship intangible asset is $1.2 billion with a useful life of 9 years. The intangible asset acquired will not have any residual value at the end of the amortization period. There were no in-process research and development assets acquired.
Separate Transactions and Preexisting Relationships

During the three and nine months ended September 30, 2012, the Company incurred transaction and integration expenses related to the Merger, exclusive of debt financing costs, totaling $19.8 million and $26.4 million, respectively. Included in this amount are $17.2 million and $22.5 million in transaction expenses, for the three and nine month periods ended September 30, 2012, respectively. These costs are included in selling, general and administrative ("SG&A") expenses in each period. Additionally, during the three and nine months ended September 30, 2012, the Company recorded $16.3 million in charges to selling, general and administrative expenses due to transactions recognized separately from the acquisition of assets and assumptions of liabilities from the Merger. The charges recorded related to $3.5 million in contract settlements and terminations made by Catalyst prior to the acquisition that had future benefit to the Company, $3.1 million for payments made to Catalyst employees based on contractual arrangements which had future benefit to the Company, and $9.7 million in severance charges incurred subsequent to the close of the Merger.

Due to the previous contractual relationship between the Company and Catalyst, there were pre-existing transactions between the entities which resulted in approximately $4.1 million in accounts receivable due to the Company from Catalyst, mainly for HCIT transaction processing services provided. No gain or loss was generated from the subsequent settlement of these pre-existing balances.

HealthTran LLC Acquisition

In January 2012, the Company completed the acquisition of all of the outstanding equity interests of HealthTran LLC (“HealthTran”), a full-service PBM, in exchange for $250 million in cash, subject to certain customary post-closing adjustments, in each case upon the terms and subject to the conditions contained in the HealthTran purchase agreement. HealthTran was an existing HCIT client and utilizes a Company platform for its claims adjudication services. The acquisition provides the opportunity to create new revenues from HealthTran's customer base and generate cost savings through purchasing and SG&A synergies. Costs related to the HealthTran acquisition of $0.9 million were included in selling, general and administrative expenses for the year ended December 31, 2011. The results of HealthTran have been included in the Company's results since January 1, 2012.
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

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following summarizes the preliminary fair values assigned to the assets acquired and liabilities assumed at the acquisition date and are subject to change as the valuation processes are not complete. Final determination of the fair values may result in further adjustments to the amounts presented below (in thousands):

	Initial Amounts Recognized at Acquisition Date (a)	Measurement Period Adjustments (b)	Current Amounts Recognized at Acquisition Date
Current assets	$30,654	$233	$30,887
Property and equipment	2,787	—	2,787
Goodwill	173,642	2,300	175,942
Intangible assets	77,130	(2,600)	74,530
Total assets acquired	284,213	(67)	284,146
Current liabilities	36,784	(776)	36,008
Total liabilities assumed	36,784	(776)	36,008
Net assets acquired	$247,429	$709	$248,138
(a) As previously reported in the Company's Form 10-Q for the period ended March 31, 2012.
(b) These measurement period adjustments were recorded to reflect an additional $1.0 million due to the former HealthTran owners for the working capital reconciliation and changes in the estimated fair values of the associated assets acquired and liabilities assumed based on factors existing as of the acquisition date.
During the three and nine month periods ended September 30, 2012, the Company recognized $4.2 million and $14.6 million, respectively, of amortization expense from intangible assets acquired in the HealthTran acquisition. Amortization associated with the HealthTran acquisition for the remainder of 2012 is expected to be $4.3 million.
The estimated fair values and useful lives of intangible assets acquired are as follows (dollars in thousands):

	Fair Value	Useful Life
Trademarks/Trade names	$1,750	6 months
Customer relationships	69,800	4-9 years
Non-compete agreements	2,600	5 years
License	380	3 years
Total	$74,530
None of the acquired intangible assets will have any residual value at the end of the amortization periods. There were no in-process research and development assets acquired.
PTRX and SaveDirectRx Acquisitions
On October 3, 2011, the Company completed the acquisitions of PTRX, Inc. (“PTRX”), a full-service PBM, and its exclusive mail-order pharmacy provider and SaveDirectRx, Inc. (“SaveDirectRx”), both based in San Antonio, Texas. The combined purchase price was $77.2 million in cash, subject to certain customary post-closing adjustments, with an opportunity for the former owners of SaveDirectRx to earn an additional $4.5 million, subject to the achievement of certain performance targets through 2012. The results of operations of these businesses have been included in the Company's consolidated statements of operations from the date of their acquisition.
The purchase price of the acquired PTRX and SaveDirectRx operations was comprised of the following (in thousands):

Cash payment to PTRX shareholders	$77,181
Fair value of contingent purchase price	4,225
Total purchase price	$81,406

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The SaveDirectRx purchase agreement includes contingent purchase price consideration in the form of an earn-out payment of up to $4.5 million contingent upon the SaveDirectRx book of business meeting or exceeding certain gross profit and revenue targets for the 2012 fiscal year. The $4.2 million fair-value of the contingent purchase price was accrued at the date of acquisition as part of the total consideration transferred. The Company utilized a probability weighted discounted cash flow method based on the expected future performance of SaveDirectRx and its ability to meet the target performance objectives to arrive at the fair value of the contingent consideration. The Company will continue to reassess the fair value of the contingent purchase price until the applicable earn-out period has lapsed. Any future changes to the fair value of the contingent purchase price will be recognized in earnings of the Company. As the fair value measurement for the contingent consideration is based on inputs not observed in the market, the measurement is classified as a level 3 measurement as defined by the fair value hierarchy. Refer to Note 14— Fair Value for further detail.
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
The following summarizes the fair values assigned to the assets acquired and liabilities assumed at the acquisition date. The Company does not anticipate further material adjustments to the fair value of the assets acquired and liabilities assumed.

(in thousands)	Initial Amounts Recognized at Acquisition Date (a)	Measurement Period Adjustments (b)	Current Amounts Recognized at Acquisition Date
Current assets	$19,063	$(771)	$18,292
Property and equipment	573	—	573
Goodwill	61,450	(1,054)	60,396
Intangible assets	25,380	—	25,380
Total assets acquired	106,466	(1,825)	104,641
Current liabilities	19,476	(1,825)	17,651
Deferred income taxes	5,584	—	5,584
Total liabilities assumed	25,060	(1,825)	23,235
Net assets acquired	$81,406	$—	$81,406
(a) As previously reported in the Company's annual report on Form 10-K for the year ended December 31, 2011.

(b) These measurement period adjustments were recorded to reflect changes in the estimated fair values of the associated assets acquired and liabilities assumed based on factors existing as of the acquisition date. These adjustments were not recast in the 2011 consolidated financial statements as they were not deemed material.

During the three and nine month periods ended September 30, 2012, the Company recognized $1.2 million and $3.7 million, respectively, of amortization expense from intangible assets acquired in the PTRX and SaveDirectRx acquisitions. Amortization related to these acquisitions for the remainder of 2012 is expected to be $1.1 million.

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

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined historical results of operations of the Company, PTRX, SaveDirectRx, HealthTran and Catalyst as if the acquisitions had occurred on January 1, 2011. The unaudited pro forma financial information includes certain adjustments related to the acquisitions, such as increased amortization from the fair value of intangible assets acquired, and consequential income tax effects from the acquisition. Unaudited pro forma results of operations are as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Revenue	$3,199,249	$2,791,875	$9,609,204	$7,598,335
Gross profit	$227,025	$186,212	$638,586	$491,831
Net income	$36,775	$27,269	$92,608	$55,108
Earnings per share:
Basic	$0.18	$0.13	$0.45	$0.27
Diluted	$0.18	$0.13	$0.45	$0.27
Weighted average shares outstanding:
Basic	203,505,355	203,282,474	204,350,013	202,841,086
Diluted	204,439,048	204,880,978	205,477,142	204,554,068
This unaudited pro forma financial information is not intended to represent or be indicative of what would have occurred if these transactions had taken place on the date presented and is not indicative of what the Company's actual results of operations would have been had the acquisitions been completed at the beginning of the period indicated above. Further, the pro forma combined results do not reflect one-time costs to fully integrate and operate the combined organization more efficiently or anticipated synergies expected to result from the combinations and should not be relied upon as being indicative of the future results that the Company will experience.

6. Variable Interest Entity
Catalyst entered into a purchase agreement on December 16, 2011, and made an initial capital contribution of $5.0 million to Script Relief LLC,("Script Relief"), a Delaware limited liability company, in exchange for a 19.9% ownership interest. On March 1, 2012 Catalyst made an additional $5.0 million capital contribution to Script Relief due to its achievement of certain milestones, thereby increasing Catalyst's ownership interest to 47%. Script Relief operates a direct to consumer pharmacy benefit business including discount card offerings and associated activities. The Company evaluated this transaction and determined that Script Relief is a variable interest entity with Catamaran being the primary beneficiary, as the Company's underlying PBM and pharmacy contracts represent Script Relief's key business operations and the Company has the power to direct these activities. As a result, Script Relief is consolidated in the Company's consolidated financial statements and with the amounts attributable to the non-controlling interests disclosed. The assets and liabilities of Script Relief were recorded at fair value as of the date of the Merger with Catalyst. The carrying amount of the assets and liabilities, and the impact of the operating results of this consolidated variable interest entity are not material to our consolidated financial statements.
Beginning in December 2012, and through April 2016, the Company has the right to purchase all of the outstanding interests owned by the other equity member of Script Relief. The purchase of the outstanding interests is at our sole discretion and is subject to a contractually-defined purchase price. If the Company elects to exercise this call option, it contains a minimum purchase price of $50.0 million, which could be increased based on operating performance. Conversely, if the right to purchase is not exercised in three years, Script Relief has the right to purchase the Company's ownership interest in Script Relief at original cost plus the rate of a defined dividend. There are no terms that would require the Company to provide additional financial support to the variable interest entity.

7. Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or more frequently if impairment indicators arise. The Company allocates goodwill to both the PBM and HCIT segments. There were no impairments of goodwill or indefinite-lived intangible assets during the three or nine months ended September 30, 2012 and 2011.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the carrying amounts of goodwill by reportable segment for the nine months ended September 30, 2012 are as follows (in thousands):

	PBM	HCIT	Total
Balance at December 31, 2011	271,380	19,665	291,045
HealthTran acquisition (a)	173,642	—	173,642
Catalyst merger (b)	4,010,235	—	4,010,235
Separate transactions (c)	(4,607)	—	(4,607)
Measurement period adjustments (d)	1,267	—	1,267
Balance at September 30, 2012	4,451,917	19,665	4,471,582

a)	Initial goodwill recorded for the the acquisition of HealthTran in January 2012.

b)	Initial goodwill recorded in connection with the Merger with Catalyst in July 2012.

c)	Adjustments to goodwill for transactions entered into and executed by Catalyst prior to the Merger deemed to have future benefit to the Company and not recorded as part of purchase accounting.

d)
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

Definite-lived intangible assets are amortized over the useful lives of the related assets. The components of intangible assets were as follows (in thousands):

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,329,874	$104,849	$1,225,025	$92,274	$39,158	$53,116
Acquired software	3,765	3,710	55	3,765	3,522	243
Trademarks/Tradenames	14,070	5,808	8,262	12,320	2,831	9,489
Non-compete agreements	6,990	3,796	3,194	7,810	2,226	5,584
Licenses	22,480	619	21,861	1,680	335	1,345
Total	$1,377,179	$118,782	$1,258,397	$117,849	$48,072	$69,777

Total amortization associated with intangible assets at September 30, 2012 is estimated to be $51.4 million for the remainder of 2012, $195.2 million in 2013, $179.9 million in 2014, $164.8 million in 2015, $143.5 million in 2016, and $523.6 million in total for years after 2016 through 2023.

8. Debt

The following table sets forth the components of our long-term debt (in thousands) as of September 30, 2012. At December 31, 2011, the Company did not have any outstanding long-term debt.

Senior secured term loan facility with an interest rate of 2.25% at September 30, 2012	$1,071,925
Senior secured revolving credit facility due July 2, 2017 with an interest rate of 2.25% at September 30, 2012	200,000
Less current maturities	(27,500)
Long-term debt	$1,244,425

(a) 2012 Credit Agreement

Concurrent with the consummation of the Merger on July 2, 2012, the Company executed a $1.8 billion credit agreement consisting of (i) a five-year senior secured term loan facility in the amount of $1.1 billion (the “Term A Facility”) and (ii) a five-year senior secured revolving credit facility in the amount of $700 million (the “Revolving Facility,” and, together with the Term A Facility, the “ 2012 Credit Agreement”). In July 2012, the Company borrowed $1.4 billion under the 2012 Credit Agreement consisting of $1.1 billion under the Term A Facility and $300 million under the Revolving Facility to fund in part the aggregate cash consideration payable to Catalyst stockholders in the Merger, repay and discharge existing indebtedness of the Company and Catalyst and pay related transaction fees and expenses. Net proceeds received under the Term A Facility were $1.1 billion less $29.6 million in debt discount. The debt discount related to the Term A Facility is presented on the consolidated balance sheet as a reduction to long-term debt and is being amortized to interest expense over the life of the Term A Facility using the straight-line method as this method does not result in a materially different interest expense than the effective interest rate method. Additionally, the Company paid $18.8 million in debt issuance costs related to the Revolving Facility. The financing costs related to the Revolving Facility are presented on the consolidated balance sheet as other assets and are being amortized to interest expense over the life of the Revolving Facility

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

using the straight-line method. The amortization related to financing costs and debt discounts totaled $2.5 million and $2.7 million for the three and nine month periods ended September 30, 2012, respectively.

In August 2012, the Company repaid $100 million of the amount borrowed under the Revolving Facility. As of September 30, 2012, the Company had $500 million of remaining available borrowing capacity under the Revolving Credit Facility.

Principal amounts outstanding under the Revolving Facility of the 2012 Credit Agreement are due and payable in full on July 2, 2017. Principal repayments on the Term A Facility will be due as follows (in thousands):

Year	Amount due
2013	$41,250
2014	75,625
2015	123,750
2016	199,375
2017	660,000
Total	$1,100,000

The interest rates applicable to the Term A Facility and the Revolving Facility are based on a fluctuating rate of interest measured by reference to either, at the Company’s option, (i) a base rate, plus an applicable margin, or (ii) an adjusted LIBOR, plus an applicable margin. The initial applicable margin for all borrowings is 1.00% per annum with respect to base rate borrowings and 2.00% per annum with respect to LIBOR borrowings. The applicable margin, in each case, will be adjusted from time to time based on the Company’s consolidated leverage ratio for the previous fiscal quarter. During an event of default, default interest is payable at a rate that is 2.00% higher than the rate otherwise applicable.
The interest rate on the amounts drawn under the 2012 Credit Agreement at September 30, 2012 was 2.25%.

All existing and future, direct and indirect, material subsidiaries are required to become guarantors of all of the Company’s obligations under the 2012 Credit Agreement. Pursuant to a Subsidiary Guaranty dated July 2, 2012, made by the subsidiary guarantors party thereto in favor of JPMorgan Chase Bank, N.A. (“JPMCB”), as administrative agent, the Subsidiary Guarantors guarantee all obligations of the Company under the 2012 Credit Agreement. Pursuant to a Security Agreement dated July 2, 2012 (the “Security Agreement”), among the Company, the Subsidiary Guarantors and JPMCB, as collateral agent and a Pledge Agreement dated July 2, 2012, among the Company, the Subsidiary Guarantors and JPMCB, as collateral agent, the Company and each Subsidiary Guarantor pledged substantially all of their assets, subject to certain exceptions, to secure the Company’s obligations under the 2012 Credit Agreement.

The 2012 Credit Agreement also requires the Company to maintain a consolidated leverage ratio at all times less than or equal to 3.75 to 1 initially, with step-downs to (i) 3.50 to 1 beginning with the fiscal quarter ending December 31, 2012, (ii) 3.25 to 1 beginning with the fiscal quarter ending December 31, 2013 and (iii) 3.00 to 1 beginning with the fiscal quarter ending December 31, 2014. The Company’s consolidated leverage ratio is defined as the ratio of (1) consolidated total debt to (2) consolidated EBITDA (with add-backs permitted to consolidated EBITDA for (a) fees and expenses related to the Merger, the closing of the 2012 Credit Agreement, a specified historic acquisition and future permitted acquisitions, (b) synergies projected by the Company in good faith to be realized as a result of the Merger in an aggregate amount not to exceed a specified threshold and (c) fees and expenses and integration costs related to historical acquisitions of Catalyst and its subsidiaries in an aggregate amount not to exceed a specified threshold). The Company is also required to maintain an interest coverage ratio greater than or equal to 4.00 to 1, where the interest coverage ratio is defined as the ratio of (1) consolidated EBIT (with add-backs permitted to consolidated EBIT for (x) fees and expenses related to the Merger, the closing of the 2012 Credit Agreement, a specified historic acquisition and future permitted acquisitions, (y) synergies projected by the Company in good faith to be realized as a result of the Merger in an aggregate amount not to exceed a specified threshold and (z) fees and expenses and integration costs related to historical acquisitions of Catalyst and its subsidiaries in an aggregate amount not to exceed a specified threshold) to (2) consolidated interest expense, tested at the end of each fiscal quarter for the rolling four fiscal quarter period then most recently ended. As of September 30, 2012, the Company was in compliance with the covenants of the 2012 Credit Agreement.

The carrying value of the Company's debt at September 30, 2012 approximates its fair value.

(b) 2011 Credit Agreement

On December 16, 2011, the Company entered into a Credit Agreement (the “2011 Credit Agreement”) with JPMCB, as a lender and as administrative agent, and other financial institutions within the syndication, with respect to a five-year senior unsecured revolving credit facility. The 2011 Credit Agreement provided that, upon the terms and subject to the conditions set forth therein, the lenders will make loans to the Company from time to time, with an initial aggregate revolving commitment of $350 million, subject to increase from time to time up to a maximum aggregate revolving commitment of $450 million. On January 3, 2012, the Company borrowed $100 million under the 2011 Credit Agreement to pay a portion of the consideration in connection with the acquisition of HealthTran and certain transaction fees and expenses related to the acquisition. In connection with the 2011 Credit Agreement, the Company incurred approximately $1.6 million in financing costs. The financing costs were presented on the consolidated balance sheet as other assets and were amortized to interest expense over the life of the 2011 Credit Agreement using the straight-line method. In connection with the Merger, the Company terminated its 2011 Credit Agreement after

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

repaying the outstanding balance in July 2012 and executed a new credit agreement as discussed above.

9. Common Shares and Stock-Based Compensation
(a) Issuance of common shares

On May 16, 2012, the Company completed a public offering of 12.0 million of its common shares at a price to the public of $45.30 per share. The net proceeds to the Company from the offering were approximately $518.8 million, after deducting the underwriting discounts and commissions and offering expenses. The Company used part of the net proceeds from the offering to pay a portion of the cash component of the Merger consideration and other related fees and expenses in connection with the Merger and the balance for general corporate purposes.

On July 2, 2012, the Company issued 66.8 million common shares and 0.5 million warrants in connection with the Catalyst Merger. See Note 5 — Business Combinations for further information related to the Merger.

(b) Equity incentive plans

In July 2012, the maximum common shares of the Company allowed to be issued under the Catamaran Corporation Long-Term Incentive Plan (“LTIP”) was increased by 5 million, after the Company's shareholders approved an amendment to the LTIP at a Special Meeting of Shareholders of the Company on July 2, 2012.

In connection with the closing of the Merger with Catalyst on July 2, 2012, the Company assumed the 2003 HealthExtras, Inc. Equity Incentive Plan (the “2003 Plan”) and the Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan (the “2006 Plan” and, together with the 2003 Plan, the "Catalyst Plans”), each as amended and adjusted for the purpose of granting awards to certain employees of Catalyst who continue their employment with the Company subsequent to the close of the Merger or to newly hired employees of the Company who were not employed with the Company as of the close of the Merger. The maximum common shares of the Company allowed to be issued under the assumed Catalyst Plans is 1,492,014.

(c) Stock-based compensation

During the three-month periods ended September 30, 2012 and 2011, the Company recorded stock-based compensation expense of $6.3 million and $2.4 million, respectively. During the nine-month periods ended September 30, 2012 and 2011, the Company recorded stock-based compensation expense of $13.2 million and $6.5 million, respectively. There were 7,783,940 and 1,113,129 stock-based awards available for grant under the LTIP and Catalyst Plans, respectively as of September 30, 2012.

(i) Stock options

The Black-Scholes option-pricing model was used to estimate the fair value of the stock options issued in each period at the grant date. Below is a summary of options granted and the assumptions utilized to derive fair value of the stock options under the Black-Scholes option-pricing model:

	Nine Months Ended September 30,
	2012	2011
Total stock options granted	404,652	439,108
Volatility	47.2%-49.2%	48.6%-49.5%
Risk-free interest rate	0.65% - 0.83%	0.9%-2.2%
Expected life (in years)	4.5	4.5
Dividend yield	—	—
Weighted-average grant date fair value	$29.40	$10.81

As of September 30, 2012, stock options outstanding consisted of 48,292 Canadian dollar stock options at a weighted-average exercise price of Canadian $3.51 and 1,676,982 U.S. dollar stock options at a weighted-average exercise price of $19.13. In total there was $8.6 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.9 years.

(ii) Restricted stock units

During the nine months ended September 30, 2012, the Company granted 653,100 time-based restricted stock units (“RSUs”) and 268,912 performance-based RSUs to its employees and non-employee directors with a weighted-average grant date fair value of $38.46 per share. The grant date fair value is established for RSUs based on the market price at the grant date. Time-based RSUs vest on a straight-line basis over a range of two to four years and performance-based RSUs cliff vest based upon the achievement of certain agreed upon three-year cumulative performance conditions.

At September 30, 2012, there were 957,638 time-based RSUs and 683,596 performance-based RSUs outstanding, with a total of $35.9 million

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of unrecognized compensation cost expected to be recognized over a weighted-average period of 2.9 years.

The number of outstanding performance-based RSUs as of September 30, 2012 assumes the associated performance targets will be met at the maximum level.

10. Segment Information

The Company reports in two operating segments: PBM and HCIT. The Company evaluates segment performance based upon revenue and gross profit. Financial information by segment is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
PBM:
Revenue	$3,150,755	$1,256,369	$6,493,029	$3,511,148
Cost of revenue	2,940,060	1,188,197	6,094,664	3,330,886
Gross profit	$210,695	$68,172	$398,365	$180,262
Total assets at September 30	$7,146,899	$690,445
HCIT:
Revenue	$40,025	$30,921	$117,551	$85,833
Cost of revenue	15,829	16,751	48,132	45,973
Gross profit	$24,196	$14,170	$69,419	$39,860
Total assets at September 30	$226,309	$306,653
Consolidated:
Revenue	$3,190,780	$1,287,290	$6,610,580	$3,596,981
Cost of revenue	2,955,889	1,204,948	6,142,796	3,376,859
Gross profit	$234,891	$82,342	$467,784	$220,122
Total assets at September 30	$7,373,208	$997,098

11. Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2012 and 2011 was 39.8% and 34.2%, respectively. The Company's effective tax rate for the nine months ended September 30, 2012 and 2011 was 37.2% and 33.7%, respectively. The Company and its subsidiaries file income tax returns in Canadian and U.S. federal jurisdictions, and various provincial, state and local jurisdictions. With a few exceptions, the Company is no longer subject to tax examinations by tax authorities for years prior to 2007. The Company's effective tax rate increased during the three and six months ended September 30, 2012, primarily due to expenses incurred during 2012 related to the Merger that are not tax deductible.

12. Commitments and Contingencies

A number of lawsuits were filed by alleged Catalyst stockholders challenging our proposed merger transaction with Catalyst following our announcement on April 18, 2012 that we had entered into a definitive merger agreement with respect to the Merger.  The complaints in the actions name as defendants Catalyst, Catalyst's directors, the Company and certain wholly-owned subsidiaries of the Company (collectively, “the defendants”).  Five complaints were filed in two different venues:  four complaints in the Court of Chancery of the State of Delaware and one in the Circuit Court for Montgomery County of the State of Maryland.  The plaintiffs in the purported class action complaints generally alleged, among other things, that (i) the Catalyst directors violated their fiduciary duties in connection with their negotiation of and agreement to the merger agreement and the Merger by, among other things, agreeing to allegedly inadequate consideration and preclusive terms, (ii) the Company and certain of its wholly-owned subsidiaries allegedly aided and abetted the Catalyst directors' alleged breaches of fiduciary duties and (iii) the joint proxy statement/prospectus of the Company and Catalyst relating to the Merger allegedly included certain materially misleading disclosures and omissions. The plaintiffs sought, among other things, to enjoin the defendants from consummating the Merger and unspecified compensatory damages, together with the costs and disbursements of the action.  On May 25, 2012, the Delaware Court of Chancery issued a decision and order consolidating the Delaware cases. On June 25, 2012, the defendants entered into a memorandum of understanding with respect to a settlement with the remaining parties to the action in the Court of Chancery in the State of Delaware.  Without agreeing that any of the plaintiffs' claims have merit, the defendants agreed, pursuant to the terms of the memorandum of understanding, to make additional disclosures described in the Company's Current Report on Form 8-K filed June 25, 2012, which supplemented and formed part of the joint proxy statement/prospectus of the Company and Catalyst dated June 1, 2012. In July 2012, the Maryland case was voluntarily dismissed by the plaintiff in that action. On October 24, 2012, the parties to the remaining Delaware cases filed a stipulation of settlement, which is subject to approval by the Delaware Court of Chancery following notice to the Catalyst stockholders. The hearing with respect to such approval by the Delaware Court of Chancery is currently scheduled for February 5, 2013. There can be no assurance that the Delaware Court of Chancery will approve the settlement. The

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

settlement terms provide that the Delaware cases will be dismissed with prejudice against all defendants. The settlement did not affect the amount of the merger consideration paid to the stockholders of Catalyst in the Merger. As of September 30, 2012, the Company had recorded an immaterial liability in the consolidated financial statements relating to the settlement of this matter.

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

13. Financial Instruments

The Company used variable rate debt to assist in financing its Merger with Catalyst. The Company is subject to interest rate risk related to the variable rate debt. When interest rates increase, interest expense could increase. Conversely, when interest rates decrease, interest expense could also decrease.

In order to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rates the Company entered into 3-year interest rate swap agreements with a total notional amount of $500 million to fix the variable LIBOR rate on the Company's term loan to 0.52%, resulting in an effective rate of 2.52% after adding the 2.00% margin per the 2012 Credit Agreement. Under the interest rate swap, the Company receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent to fixed-rate debt. These interest rate contract derivative instruments were designated as cash flow hedges upon inception in September 2012.

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

The fair value of the interest rate swap liability as of September 30, 2012 was $2.6 million. Interest expense for the three and nine months ended September 30, 2012 includes $0.1 million of interest expense reclassified from other comprehensive income into current earnings. As of September 30, 2012, approximately $1.4 million of deferred expenses related to the derivative instruments accumulated in other comprehensive income is expected to be reclassified as interest expense during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions.

14. Fair Value

Fair value measurement guidance defines a three-level hierarchy to prioritize the inputs to valuation techniques used to measure fair value into three broad levels, with Level 1 considered the most reliable. During the nine-month period ended September 30, 2012, there were no movements of fair value measurements between Levels 1, 2 and 3. For assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets, the table below categorizes fair value measurements across the three levels as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Restricted investments	$—	$4,710	$—	$4,710

Liabilities:
Contingent purchase price consideration	$—	$—	$48,103	$48,103
Derivative	$—	$2,616	$—	$—

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2011
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent purchase price consideration	$—	$—	$9,406	$9,406

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

Restricted investments

Pursuant to regulations governing one of the Company's subsidiaries, Catamaran maintains statutory deposits as required by state Medicaid authorities and other agencies of $4.7 million at September 30, 2012. These restricted investments consist primarily of U.S. Treasury notes and are designated as held-to-maturity and are carried at amortized cost, which approximates fair value. The use of these funds is limited to specific purposes as required by each state, or as protection against the insolvency of capitated providers. The Company has the ability to hold these restricted investments until maturity and, as a result, the Company does not expect the value of these investments to decline significantly due to sudden change in market interest rates. As the fair value measurement for the restricted investments are based on quoted prices for similar assets in an active market, these measurements are classified as Level 2 measurements as defined by fair value measurements guidance.
Contingent purchase price consideration
The contingent purchase price consideration liability reflects the fair values of potential future payments related to the acquisitions of SaveDirectRx, MedfusionRx and Walgreens Health Initiatives (acquired by Catalyst in 2011). The potential future payments are contingent upon the acquired entities meeting or exceeding certain revenue, gross profit or client retention targets. The measurement periods of the targets range from 2012 to 2014. As of September 30, 2012, the fair value of the contingent purchase price consideration was $48.1 million, of which, $28.9 million is classified as accrued expenses and other current liabilities in the consolidated balance sheet and $19.2 million is recorded in other long-term liabilities in our balance sheet. The contingent purchase price for Walgreens Health Initiatives has a maximum payout of $40 million. The maximum payout for the SaveDirectRx and MedfusionRx contingent consideration is $4.5 million and $5.5 million, respectively.
The change in the present value of the amount expected to be paid in the future for the contingent purchase price consideration was $0.3 million and $0.6 million for the three and nine months ended September 30, 2012 and was recorded as interest expense in the consolidated income statement. The Company utilized a probability weighted discounted cash flow method to arrive at the fair value of the contingent consideration based on the expected results or the achievement of client retention milestones.
As the fair value measurement for the contingent consideration is based on inputs not observed in the market, these measurements are classified as Level 3 measurements as defined by fair value measurements guidance.
Derivatives
Derivative liabilities relate to the interest rate swap (refer to Note 13 — Financial instruments for further information), which had a fair value of $2.6 million as of September 30, 2012. The fair value adjustment for the three and nine months ended September 30, 2012 is $0.1 million and was recognized as interest expense in the consolidated statements of operations. As the fair value measurement for the derivative instruments are based on quoted prices from a financial institution, these measurements are classified as Level 2 measurements as defined by fair value measurements guidance.
15. Earnings Per Share

The Company calculates basic EPS using the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the same method as basic EPS, but the Company adds the number of additional common shares that would have been outstanding for the period if the potential dilutive common shares had been issued. The following is the reconciliation between the number of weighted average shares used in the basic and diluted EPS calculations for the three and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average number of shares used in computing basic EPS	203,505,355	124,542,534	153,850,043	124,101,146
Add dilutive common stock equivalents:
Outstanding stock options and restricted stock units (a)	933,693	1,598,504	1,127,139	1,712,982
Weighted average number of shares used in computing diluted EPS	204,439,048	126,141,038	154,977,182	125,814,128

(a) Excludes 1,212,910 and 395,508 common stock equivalents for the three-month periods ended September 30, 2012 and 2011, and 1,021,501 and 612,106 common stock equivalents for the nine-month periods ended September 30, 2012 and 2011 because their effect was anti-dilutive.

16. Concentration Risk

For the three-month periods ended September 30, 2012 and 2011, one customer accounted for 24% and 39% of total revenues, respectively. For the nine-month periods ended September 30, 2012 and 2011, one customer accounted for 35% and 40% of total revenue, respectively.

At September 30, 2012, one customer accounted for 10% of the outstanding accounts receivable balance. At December 31, 2011, one customer accounted for 16% of the outstanding accounts receivable balance.

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

Caution Concerning Forward-Looking Statements

Certain information in this MD&A, in various filings with regulators, in reports to shareholders and in other communications is forward-looking within the meaning of certain securities laws and is subject to important risks, uncertainties and assumptions. This forward-looking information includes, among other things, information with respect to the Company’s anticipated operating results and the Company's objectives and the strategies to achieve those objectives, as well as information with respect to the Company’s beliefs, plans, expectations, anticipations, estimates and intentions. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including without limitation, our ability to achieve increased market acceptance for our product offerings and penetrate new markets; our dependence on and ability to retain key customers; consolidation in the healthcare industry; our ability to identify and complete acquisitions, manage our growth, integrate acquisitions and achieve expected synergies from acquisitions; our ability to maintain relationships with one or more key pharmaceutical manufacturers and providers; compliance with existing laws, regulations and industry initiatives and future changes in laws or regulations in the healthcare industry; breach of our security by third parties; the existence of undetected errors or similar problems in our software products; our ability to compete successfully; potential liability for the use of incorrect or incomplete data; the length of the sales cycle for our healthcare software solutions; interruption of our operations due to outside sources; maintaining our intellectual property rights and litigation involving intellectual property rights; our ability to obtain, use or successfully integrate third-party licensed technology; our dependence on the expertise of our key personnel; our access to sufficient capital to fund our future requirements; potential write-offs of goodwill or other intangible assets; and the outcome of any legal proceeding that has been or may be instituted against us. This list is not exhaustive of the factors that may affect any of our forward-looking statements and is subject to change.

In addition, numerous factors could cause actual results with respect to the merger with Catalyst Health Solutions, Inc. ("Catalyst" or the "Merger") to differ materially from those in the forward-looking statements, including without limitation, the possibility that the expected efficiencies and cost savings from the Merger will not be realized, or will not be realized within the expected time period; the risk that the Company's and Catalyst's businesses will not be integrated successfully; potential disruption from the Merger making it more difficult to maintain business and operational relationships; the risk of customer attrition; and the impact on the availability of funds for other business purposes due to our debt service obligations and funds required to integrate Catalyst.

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

Overview

Catalyst Merger

On April 17, 2012, the Company entered into a definitive merger agreement (the "Merger Agreement") to combine the Company and Catalyst Health Solutions, Inc. ("Catalyst") in a cash and stock merger transaction. The Merger was completed on July 2, 2012, following the approval by shareholders of the Company and Catalyst. For financial reporting and accounting purposes, the Company was the acquirer of Catalyst. The unaudited consolidated financial statements reflect the results of operations of Catalyst since the acquisition date.

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

Flexible, customized and independent services: The Company believes a key differentiator between itself and its competitors is not only the Company’s ability to provide innovative PBM services, but also to deliver these services on an à la carte basis. This suite offers the flexibility of broad product choice along the entire PBM continuum, enabling enhanced customer control, solutions tailored to the customers’ specific requirements and flexible pricing.

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

Selected Trends and Highlights for the Three and Nine Months Ended September 30, 2012 and 2011

Business trends

Our results for the three and nine months ended September 30, 2012 reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics and low-cost brands, as well as our mail and specialty pharmacies. The positive trends we saw in 2011, including drug purchasing improvements from increased scale due to acquisitions and growth in our customer base and increased generic usage, have continued to offset the negative impact of various marketplace forces affecting pricing and plan structure, among other items, and thus continue to generate improvements in our results of operations. Additionally, as the regulatory environment evolves, we will continue to make significant investments designed to keep us ahead of the competition.

During the recent quarter, we began integrating Catalyst and we continued to successfully integrate our recent acquisition of HealthTran LLC (“HealthTran”) into our business. The continued integration of Catalyst and HealthTran, as well as new client implementations during 2012, have driven overall growth in our top line revenue as well as overall operating results. We also continue to benefit from better management of drug ingredient costs through increased competition among generic manufacturers. The average generic dispensing rate (GDR) or the number of generic prescriptions as a percentage of the total number of prescriptions dispensed for our PBM clients reached 81.7% for the nine months ended September 30, 2012, a 3.6% increase from the same period in 2011. This increase was achieved through a broad range of plan design solutions, helped considerably by a continuing wave of major generic releases. This trend is expected to continue throughout 2012.

Financial results

Total revenue for the three months ended September 30, 2012 was $3.2 billion as compared to $1.3 billion for the same period in 2011. Total revenue for the nine months ended September 30, 2012 was $6.6 billion compared to $3.6 billion for the same period in 2011. The increases are largely attributable to the recent Merger with Catalyst, which was completed on July 2, 2012 and contributed $1.5 billion in revenue since the closing of the Merger, as well as the successful implementation of new customer contracts in 2012. As a result of these items, the Company's adjusted prescription claim volume increased 174.7% to 64.0 million for the third quarter of 2012, as compared to 23.3 million for the third quarter of 2011. Adjusted prescription claim volume increased 94.5% to 131.3 million for the nine months ended September 30, 2012 as compared to 67.5 million for the nine months ended September 30, 2011. Adjusted prescription claim volume equals the Company's retail and specialty prescriptions, plus mail pharmacy prescriptions multiplied by three. The mail pharmacy prescriptions are multiplied by three to adjust for the fact that they typically include approximately three times the amount of product days supplied compared with retail and specialty prescriptions.

Operating income increased $4.6 million, or 11.6%, for the three months ended September 30, 2012, to $44.1 million as compared to $39.5 million for the same period in 2011. Operating income increased $31.3 million, or 31.2%, for the nine months ended September 30, 2012, to $131.4 million as compared to $100.2 million for the same period in 2011. These increases are largely attributable to the recent Merger with Catalyst, which was completed on July 2, 2012, as well as the successful implementation of new customer contracts in 2012. Partially offsetting the growth in operating income during 2012 were transaction and integration expenses related to the Merger. These costs totaled $19.8 million, which includes $17.2 million in acquisition costs, for the three months ended September 30, 2012, and $26.4 million, which includes $22.5 million in acquisition costs, for the nine months ended September 30, 2012.

The Company reported net income attributable to the Company of $20.5 million, or $0.10 per share (fully-diluted), for the three months ended September 30, 2012, as compared to $25.3 million, or $0.20 per share (fully-diluted), for the same period in 2011. Net income attributable to the Company decreased during the three-month period ended September 30, 2012 as compared to the same period in 2011 due to an increase in interest expense as a result of the Company's borrowings utilized to partially finance the Merger with Catalyst, costs incurred to complete the Merger and an increase in amortization expense as a result of intangible assets acquired in the Merger. These additional expenses were offset by increased revenues and operating income as a result of the addition of the Catalyst and HealthTran businesses and other new customer implementations during the year.

Earnings per share attributable to the Company fell in the three-month period ended September 30, 2012 as compared to the same period in 2011 primarily due to the decrease in net income attributable to the Company as previously noted, as well as an increase in common shares of the Company outstanding primarily due to the Company's issuance of approximately 12 million common shares in May 2012 in a public offering and the issuance of 66.8 million shares to complete the Merger with Catalyst. Net income attributable to the Company for the nine months ended September 30, 2012 was $74.1 million or $0.48 per share (fully-diluted), as compared to $65.1 million or $0.52 per share (fully-diluted) for the same period in 2011. The increase in net income is driven by an increase in revenues due to the recent Merger with Catalyst, acquisition of HealthTran, as well as new customer implementations, offset by an increase in SG&A expense, increased amortization of intangibles due to acquisitions and transaction expenses related to the Merger. Earnings per share fell in the nine-month period ended September 30, 2012 as compared to the same period in 2011 primarily due to the increase in common shares of the Company outstanding as noted previously.

Amortization expense included in net income was $51.4 million for the three months ended September 30, 2012 as compared to $3.9 million for the same period in 2011. For the nine months ended September 30, 2012, amortization expense included in net income was $70.7 million as compared to $11.1 million for the same period in 2011.

Business combinations

On July 2, 2012, the Company completed the previously disclosed Merger with Catalyst, a full-service PBM serving more than 18 million lives in the United States and Puerto Rico. The transaction creates the fourth largest PBM in the U.S. by prescription volume, with an annual prescription volume of more than 250 million adjusted PBM scripts and combined annual revenues of approximately $13 billion. Each share of Catalyst common stock outstanding immediately prior to the effective time of the Merger (other than shares held by the Company, Catalyst or any of their respective wholly-owned subsidiaries, or shares with respect to which appraisal rights have been properly exercised) was converted in the Merger into the right to receive 1.3212 of a Company common share and $14.00 in cash. This resulted in the Company issuing approximately 66.8 million shares of common stock, issuing approximately 0.5 million warrants and paying $1.4 billion in cash to Catalyst shareholders to complete the Merger.

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

On October 3, 2011, the Company completed its acquisitions of PTRX, a full-service PBM, and its exclusive mail-order pharmacy provider and

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

Recent developments

On September 6, 2012, the Company announced that its board of directors had declared a nominal dividend on the issued and outstanding common shares of the Company to effect a two-for-one stock split. Shareholders of record at the close of business on September 20, 2012 were issued one additional common share for each share owned as of that date. The additional common shares were distributed on October 1, 2012. All share and per share data presented in this report have been adjusted to reflect this stock split.

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

Concurrent with the consummation of the Merger on July 2, 2012, the Company executed a $1.8 billion credit agreement consisting of (i) a five-year senior secured term loan facility in the amount of $1.1 billion (the “Term A Facility”) and (ii) a five-year senior secured revolving credit facility in the amount of $700 million (the “Revolving Facility,” and, together with the Term A Facility, the “2012 Credit Agreement”). In July, 2012, the Company borrowed $1.4 billion under the 2012 Credit Agreement and utilized the proceeds to partially finance the aggregate cash consideration payable to Catalyst stockholders in the Merger, repay and discharge existing indebtedness of the Company and Catalyst and pay related transaction fees and expenses.  All obligations of the Company with respect to the 2012 Credit Agreement will be guaranteed by certain of its material direct and indirect subsidiaries. Refer to Note 8 — Debt in the notes to the unaudited consolidated financial statements for more information regarding the 2012 Credit Agreement.

On May 16, 2012, the Company announced that it successfully completed its public offering of 11,960,000 of its common shares at a price to the public of $45.30 per share. The net proceeds to the Company from the offering were approximately $518.8 million, after deducting the underwriting discounts and commissions and offering expenses. The Company used the net proceeds from the offering to pay a portion of the cash component of the Merger consideration and to pay certain related fees and expenses and the balance for general corporate purposes.

Results of Operations
Three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2012	2011	2012	2011
Revenue	$3,190,780	$1,287,290	$6,610,580	$3,596,981
Cost of revenue	2,955,889	1,204,948	6,142,796	3,376,859
Gross profit	234,891	82,342	467,784	220,122
SG&A	133,716	37,371	255,088	104,064
Depreciation of property and equipment	5,717	1,588	10,552	4,764
Amortization of intangible assets	51,380	3,899	70,710	11,125
Operating income	44,078	39,484	131,434	100,169
Interest expense	11,668	435	14,544	1,382
Other expense, net	175	671	520	594
Income before income taxes	32,235	38,378	116,370	98,193
Income tax expense	12,828	13,112	43,311	33,091
Net income	19,407	25,266	73,059	65,102
Less: Net loss attributable to non-controlling interest	(1,070)	—	(1,070)	—
Net income attributable to the Company	$20,477	$25,266	$74,129	$65,102
Diluted earnings per share	$0.10	$0.20	$0.48	$0.52

Revenue

Revenue increased $1.9 billion, or 147.9%, to $3.2 billion for the three months ended September 30, 2012 as compared to $1.3 billion for the three months ended September 30, 2011. Revenue increased $3.0 billion, or 83.8%, to $6.6 billion for the nine months ended September 30, 2012 as compared to $3.6 billion for the nine months ended September 30, 2011. The increase in revenue for both periods is primarily due to the recent Merger with Catalyst, which was completed on July 2, 2012 and contributed $1.5 billion in additional revenue for the three and nine month periods ended September 30, 2012, as well as additional revenues from the acquisition of HealthTran in January 2012 and implementations of new customer contracts in 2012. As a result of the new customer contract implementations and the integration of Catalyst and HealthTran customers, adjusted prescription claim volume increased 174.7% to 64.0 million for the three months ended September 30, 2012 as compared to 23.3 million for the three months ended September 30, 2011. Adjusted prescription claim volume for the PBM segment increased 94.5% to 131.3 million for the nine months ended September 30, 2012 as compared to 67.5 million for the nine months ended September 30, 2011.

Cost of Revenue

Cost of revenue increased $1.8 billion, or 145.3%, to $3.0 billion for the three months ended September 30, 2012, while the cost for the nine months ended September 30, 2012 increased $2.8 billion, or 81.9%, to $6.1 billion. The increase is primarily due to the recent Merger with Catalyst along with increased PBM transaction volumes in 2012 as noted above in the revenue discussion. During the three and nine months ended September 30, 2012, the cost of prescriptions dispensed from the Company's PBM segment accounted for 99% of the cost of revenue. The cost of prescriptions dispensed is substantially comprised of the actual cost of the prescription drugs sold, plus any applicable shipping or dispensing costs.

Gross Profit

Gross profit increased $152.5 million, or 185.3%, to $234.9 million for the three months ended September 30, 2012 as compared to the same period in 2011. Gross profit increased $247.7 million, or 112.5%, to $467.8 million for the nine months ended September 30, 2012 as compared to $220.1 million for the same period in 2011. The increase is mostly due to incremental PBM revenues generated from the recent Merger with Catalyst, new customer implementations in 2012 and the integration of HealthTran customers. Gross profit has increased from 6.4% of revenue to 7.4% of revenue during the three months ended September 30, 2012 as compared to the same period in 2011. Gross profit has increased from 6.1% of revenue to 7.1% of revenue during the nine months ended September 30, 2012 as compared to the same period in 2011. The gross profit percentage increased in both periods primarily as a result of synergies realized from the integrations of Catalyst and HealthTran customers during 2012.

SG&A Costs

SG&A costs for the three months ended September 30, 2012 were $133.7 million as compared to $37.4 million for the three months ended September 30, 2011, an increase of $96.3 million, or 257.8%. SG&A cost increased by $151.0 million, or 145.1% to $255.1 million for the nine months ended September 30, 2012 compared to $104.1 million for the same period in 2011. SG&A costs consist primarily of employee costs in addition to professional services costs, facilities and costs not related to revenue. SG&A costs have increased due to the addition of operating costs related to the Company's recent Merger with Catalyst, prior acquisitions of HealthTran, PTRX and SaveDirectRx that were not present during the three and nine months ended September 30, 2011, as well as additional resources added to support the growth of the PBM segment. SG&A expenses also increased due to transaction and integration expenses related to the Merger totaling $19.8 million for the three months ended September 30, 2012, and $26.4 million for the nine months ended September 30, 2012. Additionally, the Company recorded $16.3 million of expenses related to the Merger which were comprised of $6.6 million for transactions entered into by Catalyst prior to the Merger that were deemed to have future benefit to the Company and $9.7 million in severance charges incurred subsequent to the close of the Merger. In addition, SG&A costs include stock-based compensation cost of $6.1 million and $12.6 million for the three and nine months ended September 30, 2012, respectively.

Depreciation

Depreciation expense relates to property and equipment used in all areas of the Company, except for those depreciable assets directly related to the generation of revenue, which is included in cost of revenue in the consolidated statements of operations. Depreciation expense was $5.7 million and $1.6 million for the three months ended September 30, 2012 and 2011, respectively. Depreciation expense was $10.6 million and $4.8 million for the nine months ended September 30, 2012 and 2011, respectively. Depreciation expense will fluctuate based on the level of new asset purchases, as well as the timing of assets becoming fully depreciated. Depreciation expense increased mainly as a result of fixed assets acquired from the Catalyst Merger, HealthTran acquisition, as well as new asset purchases made by the Company in 2012 and 2011.

Amortization

Total amortization expense for the three months ended September 30, 2012 and 2011 was $51.4 million and $3.9 million, respectively, an increase of $47.5 million. Amortization expense for the nine months ended September 30, 2012 and 2011 was $70.7 million and $11.1 million, an increase of $59.6 million. The increase in amortization expense was driven mainly by the amortization of intangible assets acquired in the recent Merger with Catalyst as well as prior acquisitions of HealthTran, PTRX and SaveDirectRx. Amortization expense on all the Company’s intangible assets held as of September 30, 2012 is expected to be approximately $51.4 million for the remainder of 2012. Refer to Note 7 — Goodwill and Other Intangible Assets in the notes to the unaudited consolidated financial statements for more information on amortization expected in future years.

Interest Expense

Interest expense increased to $11.7 million for the three months ended September 30, 2012 from $0.4 million for the same period in 2011. Interest expense increased $13.2 million for the nine months ended September 30, 2012 from $1.4 million for the same period in 2011.The increase for both periods is primarily due to additional interest expense related to the $1.8 billion credit facility entered into in connection to the Merger with Catalyst. The Company utilized $1.4 billion of its credit facility to partially finance the Merger with Catalyst. Refer to Note 8 — Debt in the notes to the unaudited consolidated financial statements for more information related to the Company's credit facility.

Income Taxes

The Company recognized income tax expense of $12.8 million for the three months ended September 30, 2012, representing an effective tax rate of 39.8%, as compared to $13.1 million, representing an effective tax rate of 34.2%, for the same period in 2011. The Company recognized income tax expense of $43.3 million for the nine months ended September 30, 2012, representing an effective tax rate of 37.2%, as compared to $33.1 million, representing an effective tax rate of 33.7%, for the same period in 2011. The Company's effective tax rate increased during the three and nine months ended September 30, 2012 primarily due to expenses incurred during 2012 related to the Merger that are not tax deductible, as well as other taxes recognized as a result of the completion of the Merger.

Segment Analysis

The Company reports in two operating segments: PBM and HCIT. The Company evaluates segment performance based on revenue and gross profit. Below is a reconciliation of the Company’s business segments to the unaudited consolidated financial statements.

Three months ended September 30, 2012 as compared to the three months ended September 30, 2011 (in thousands)

	PBM		HCIT		Consolidated
	2012	2011	2012	2011	2012	2011
Revenue	$3,150,755	$1,256,369	$40,025	$30,921	$3,190,780	$1,287,290
Cost of revenue	2,940,060	1,188,197	15,829	16,751	2,955,889	1,204,948
Gross profit	$210,695	$68,172	$24,196	$14,170	$234,891	$82,342
Gross profit %	6.7%	5.4%	60.5%	45.8%	7.4%	6.4%

Nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 (in thousands)

	PBM		HCIT		Consolidated
	2012	2011	2012	2011	2012	2011
Revenue	$6,493,029	$3,511,148	$117,551	$85,833	$6,610,580	$3,596,981
Cost of revenue	6,094,664	3,330,886	48,132	45,973	6,142,796	3,376,859
Gross profit	$398,365	$180,262	$69,419	$39,860	$467,784	$220,122
Gross profit %	6.1%	5.1%	59.1%	46.4%	7.1%	6.1%

PBM

Revenue was $3.2 billion for the three months ended September 30, 2012, an increase of $1.9 billion, or 150.8%, as compared to the same period in 2011. Revenue was $6.5 billion for the nine months ended September 30, 2012, an increase of $3.0 billion, or 84.9%, as compared to the same period in 2011. The increase in revenue for both periods is primarily due to the recent Merger with Catalyst, which was completed on July 2, 2012, other previous acquisitions, including HealthTran, as well as the implementation of new customer contracts in 2012. As a result of these customer additions, adjusted prescription claim volume for the PBM segment was 64.0 million for the third quarter of 2012 as compared to 23.3 million for the third quarter of 2011. Adjusted prescription claim volume was 131.3 million for the nine months ended September 30, 2012 as compared to 67.5 million for the same period in 2011.

Cost of revenue was $2.9 billion for the three months ended September 30, 2012 as compared to $1.2 billion for the same period in 2011. Cost of revenue was $6.1 billion for the nine months ended September 30, 2012 as compared to $3.3 billion for the same period in 2011. Cost of revenue has increased in line with the increase in PBM revenue and is driven by the increase in prescriptions processed. Cost of revenue in the PBM segment is predominantly comprised of the cost of prescription drugs from retail network transactions, and the cost of prescriptions dispensed at the Company's mail and specialty pharmacies.

Gross profit was $210.7 million for the three months ended September 30, 2012 as compared to $68.2 million for the same period in 2011. Gross profit was $398.4 million for the nine months ended September 30, 2012 as compared to $180.3 million for the same period in 2011. Gross profit increased during the three and nine months ended September 30, 2012 as compared to the same period in 2011 due to the the integration of Catalyst customers acquired as of July 2, 2012 as well as incremental revenue as a result of the HealthTran acquisition and new customer contract implementations. Gross profit percentage was 6.7% and 5.4% for the three months ended September 30, 2012 and 2011, respectively. Gross profit percentage was 6.1% and 5.1% for the nine months ended September 30, 2012 and 2011, respectively. As noted previously, the gross profit percentage has increased for the three and nine months ended September 30, 2012 as compared to the same period in 2011 primarily as a result of synergies realized from the integration of Catalyst and HealthTran customers during 2012.

HCIT

HCIT revenue consists of transaction processing, professional services, system sales and maintenance contracts on system sales. Total HCIT revenue increased $9.1 million, or 29.4%, to $40.0 million for the three months ended September 30, 2012, as compared to $30.9 million for the same period in 2011. HCIT revenue increased $31.7 million, or 37.0%, to $117.6 million for the nine months ended September 30, 2012, as compared to $85.8 million for the same period in 2011. The increase was primarily due to an increase in revenues earned from transaction processing as a result of increased volume or rates from existing customers and additional revenues earned from Catalyst and HealthTran customers included in the HCIT segment. These increases in revenue were slightly offset by a decrease in transaction processing revenues as a result of the Merger with Catalyst due to Catalyst being a former HCIT customer. There is not a net profit impact of this lost revenue stream on the Company's consolidated results since Catalyst no longer has an associated cost from the HCIT services provided.
Cost of revenue was $15.8 million and $16.8 million for the three months ended September 30, 2012 and 2011, respectively. Cost of revenue was $48.1 million and $46.0 million for the nine months ended September 30, 2012 and 2011, respectively. Cost of revenue includes the direct support costs for the HCIT business, as well as depreciation expense of $0.9 million and $0.6 million for the three-month periods ended September 30, 2012 and 2011, respectively. Depreciation expense included in cost of revenue was $2.4 million and $2.1 million for the nine months ended September 30, 2012 and 2011, respectively. Cost of revenue increased for the three and nine month periods ended September 30, 2012 as compared to the same periods in 2011, primarily due to costs associated with HealthTran customers as a result of the Company's acquisition of HealthTran completed in January 2012.

Gross profit increased by $10.0 million, or 70.8%, to $24.2 million for the three months ended September 30, 2012 as compared to $14.2 million for the same period in 2011. The gross profit percentage was 60.5% for the three months ended September 30, 2012 as compared to 45.8% for the three months ended September 30, 2011. Gross profit increased by $29.6 million, or 74.2%, to $69.4 million for the nine months ended September 30, 2012 as compared to $39.9 million for the same period in 2011. The gross profit percentage was 59.1% for the nine months ended September 30, 2012 as compared to 46.4% for the nine months ended September 30, 2011. The increases in gross profit and gross profit percentage are attributable to revenue increases from transaction processing sales from existing customers as a result of increased volumes and pricing, as well as an increase in system sales, both which carry high gross profit percentages as compared to the Company's other HCIT products.

Non-GAAP Measures
The Company reports its financial results in accordance with GAAP, but Company management also evaluates and makes operating decisions using EBITDA and Adjusted EPS. The Company's management believes that these measures provide useful supplemental information regarding the performance of business operations and facilitate comparisons to its historical operating results. The Company also uses this information internally for forecasting and budgeting as it believes that the measures are indicative of the Company's core operating results. Note however, that these items are performance measures only, and do not provide any measure of the Company's cash flow or liquidity. Non-GAAP financial measures should not be considered as a substitute for measures of financial performance in accordance with GAAP, and investors and potential investors are encouraged to review the reconciliations of EBITDA and Adjusted EPS.

EBITDA Reconciliation

EBITDA is calculated as income prior to interest and other expense, net, income taxes, depreciation and amortization. Management believes it is useful to exclude depreciation, amortization, interest and other expense, net, as these are essentially fixed amounts that cannot be influenced by management in the short term. Note, the add back for depreciation is net of depreciation recorded for the non-controlling interest for the three and nine month periods ended September 30, 2012.

Below is a reconciliation of the Company's reported net income to EBITDA for the three and nine month periods ended September 30, 2012 and 2011.

EBITDA Reconciliation	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
	(unaudited)		(unaudited)
Net income attributable to the Company (GAAP)	$20,477	$25,266	$74,129	$65,102
Add:
Depreciation of property and equipment	6,632	2,235	12,928	6,815
Amortization of intangible assets	51,380	3,899	70,710	11,125
Interest expense	11,668	435	14,544	1,382
Other expense, net	175	671	520	594
Income tax expense	12,828	13,112	43,311	33,091
EBITDA	$103,160	$45,618	$216,142	$118,109

EBITDA for the three months ended September 30, 2012 was $103.2 million, compared to $45.6 million for the same period of 2011. EBITDA for the nine months ended September 30, 2012 was $216.1 million, compared to $118.1 million for the same period of 2011. The EBITDA growth in both periods was primarily due to additional business generated from the recent Merger with Catalyst, prior acquisitions, as well as new customer contract implementations during 2012. This was partially offset by increased costs incurred to support the Company's business growth and recent Merger with Catalyst as well as prior acquisitions.

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

Below is a reconciliation of the Company's reported net income to Adjusted EPS for the three and nine month periods ended September 30, 2012 and 2011.

Adjusted EPS Reconciliation
(in thousands, except per share data)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Operational Results	Per Diluted Share	Operational Results	Per Diluted Share	Operational Results	Per Diluted Share	Operational Results	Per Diluted Share
	(unaudited)				(unaudited)
Net income attributable to the Company (GAAP)	$20,477	$0.10	$25,266	$0.20	$74,129	$0.48	$65,102	$0.52
Amortization of intangible assets	51,380	0.25	3,899	0.03	70,710	0.45	11,125	0.09
Tax effect of reconciling item	(20,449)	(0.10)	(1,333)	(0.01)	(26,304)	(0.17)	(3,749)	(0.03)
Non-GAAP net income attributable to the Company	$51,408	$0.25	$27,832	$0.22	$118,535	$0.76	$72,478	$0.58

Adjusted EPS for the three months ended September 30, 2012 was $0.25 as compared to $0.22 in the same period of 2011. Adjusted EPS for the nine months ended September 30, 2012 was $0.76 as compared to $0.58 in the same period of 2011. Increased gross profit as a result of new customer contract implementations, as well as increased business due to the recent acquisitions, helped improve the Company's Adjusted EPS during 2012. This was partially offset by increased costs incurred to support the Company's business growth and recent acquisitions along with an increase in the number of diluted shares during 2012 as compared to 2011, primarily due to the Company's issuance of 12.0 million common shares in May 2012 and the issuance of 66.8 million shares to complete the Merger with Catalyst.

Liquidity and Capital Resources
The Company’s sources of liquidity have primarily been cash provided by operating activities, proceeds from its public offerings, proceeds from credit facilities and stock option exercises. On July 2, 2012, the Company completed its previously disclosed Merger with Catalyst. To complete the Merger, the Company issued approximately 66.8 million shares of its common stock, and paid $1.4 billion in cash to Catalyst shareholders. To raise the capital required to complete the Merger, the Company entered into the 2012 Credit Agreement in July 2012, as discussed previously, and in May 2012, issued 12.0 million of its common shares in a public offering. The Company utilized $1.4 billion of the available $1.8 billion under the 2012 Credit Agreement in July 2012, to partially finance the aggregate cash consideration payable to Catalyst stockholders in the Merger, repay and discharge existing indebtedness of the Company and Catalyst and pay related transaction fees and expenses. Concurrently, the Company terminated its credit agreement it entered into in December 2011 with JPMCB and the other lenders named therein (the" 2011 Credit Agreement") after repaying its outstanding balance in July 2012. As a result of the borrowings from the 2012 Credit Agreement in July 2012, the Company incurred a significant increase in its interest expense during the three months ended September 30, 2012 and expects this expense and the related payments to continue for the remainder of 2012 and throughout the term of the 2012 Credit Agreement. As part of the Merger with Catalyst, the Company assumed approximately $312 million in debt from Catalyst. The Company repaid this outstanding debt in July 2012. Additionally, during September 2012, the Company repaid $100 million of its revolving debt. As of September 30, 2012, the Company had approximately $1.3 billion of outstanding debt under its 2012 Credit Agreement and $500 million of available borrowing capacity thereunder. Refer to Note 8 — Debt in the notes to the unaudited consolidated financial statements for more information regarding the 2012 Credit Agreement and termination of the 2011 Credit Agreement.

The May 2012 public offering of 12.0 million common shares raised approximately $518.8 million in net proceeds. Refer to Note 9 — Common Shares and Stock-Based Compensation in the notes to the unaudited consolidated financial statements for more information regarding the May 2012 public offering.

At September 30, 2012 and December 31, 2011, the Company had cash and cash equivalents totalling $393.0 million and $341.4 million, respectively. As disclosed previously, the Company completed its acquisition of HealthTran in January 2012 and disbursed approximately $243.9 million, net of cash acquired, from cash on hand and borrowings from a draw on the Company's 2011 Credit Agreement. In July 2012, the Company disbursed approximately $1.4 billion from cash on hand and proceeds from the Company's 2012 Credit Agreement to complete the

Merger, and additionally disbursed $412.7 million from cash on hand and proceeds from the Company's 2012 Credit Agreement to repay the outstanding balance on the 2011 Credit Agreement and the outstanding Catalyst debt assumed by the Company in the Merger. The Company believes that its cash on hand, together with cash generated from operating activities and cash available through the 2012 Credit Agreement, will be sufficient to support planned operations for the foreseeable future, service our outstanding debt obligations, and support the completion of the Merger and integration of Catalyst. At September 30, 2012, cash and cash equivalents consist of cash on hand, deposits in banks, and bank term deposits with original maturities of 90 days or less.

As of September 30, 2012, all of the Company’s cash and cash equivalents were exposed to market risks, primarily changes in U.S. interest rates. Declines in interest rates over time would reduce interest income related to these balances.

Consolidated Balance Sheets

Selected balance sheet highlights at September 30, 2012 are as follows:

•
Accounts receivable are comprised of trade accounts receivable from both the PBM and HCIT segments' customers. Accounts receivable increased $435.7 million to $676.1 million at September 30, 2012, from $240.4 million at December 31, 2011, driven by increases in revenue during 2012, largely attributable to the Merger with Catalyst, as well as the implementation of new customer contracts and the integration of HealthTran customers on January 1, 2012. The accounts receivable balance is impacted by changes in revenues, as well as the timing of collections, and is continually monitored by the Company to ensure timely collections and to assess the need for any changes to the allowance for doubtful accounts. The increase in accounts receivable corresponds to the increase in pharmacy benefit claims payable.

•
Rebates receivable of $248.2 million relate to billed and unbilled PBM receivables from pharmaceutical manufacturers and third party administrators in connection with the administration of the rebate program where the Company is the principal contracting party. The receivable and related payable are based on estimates, which are subject to final settlement. Rebates receivable increased $214.4 million from $33.8 million at December 31, 2011. The increase in the rebate receivable balance was mostly attributable to Merger with Catalyst, as well as the timing of receipts from pharmaceutical manufacturers and third party administrators.

•
As of September 30, 2012, goodwill and other intangible assets were $4.5 billion and $1.3 billion, respectively, increasing $4.2 billion and $1.2 billion, respectively, from December 31, 2011 to September 30, 2012. Goodwill and other intangible assets increased primarily as a result of the Company's Merger with Catalyst. Amortization expense related to the other intangible assets recorded on the Company's balance sheet as of September 30, 2012 is expected to be $51.4 million for the remainder of 2012.

•
Accounts payable predominantly relates to amounts owed to retail pharmacies for prescription drug costs and dispensing fees in connection with prescriptions dispensed by the retail pharmacies to the members of the Company’s customers when the Company is the principal contracting party with the pharmacy. Accounts payable increased $414.3 million to $633.7 million, from $219.4 million at December 31, 2011, due to increased prescription claim transactions driven by the Merger with Catalyst, the acquisition of HealthTran and new customer contracts implemented in 2012.

•
Pharmacy benefit management rebates payable represents amounts owed to customers for rebates from pharmaceutical manufacturers and third party administrators where the Company administers the rebate program on the customer’s behalf, and the Company is the principal contracting party. The payable is based on estimates, which are subject to final settlement. Pharmacy benefit management rebates payable increased $189.3 million to $248.5 million from $59.2 million at December 31, 2011, primarily as a result of the rebates due to customers acquired in the Catalyst and HealthTran acquisitions.

•
Accrued liabilities are mainly comprised of customer deposits, salaries and wages payables, contingent consideration and other accrued liabilities related to operating expenses of the Company. Accrued liabilities have increased to $268.4 million at September 30, 2012 from $66.7 million at December 31, 2011. The increase was driven primarily by liabilities assumed from the Merger with Catalyst, the HealthTran acquisition, contingent consideration that became a current liability in the first quarter of 2012, as well as increased operating expenses of the Company.

Cash flows from operating activities
For the nine months ended September 30, 2012, the Company generated $147.5 million of cash from operating activities, an increase of $62.8 million as compared to the amount of cash provided from operations for the same period in 2011. Cash from operating activities has increased during the nine months ended September 30, 2012 as compared to the same period in 2011 mainly due to an increase in items that decrease net income that do not involve cash, driven by an increase in amortization expense. Additionally, net income increased $9.0 million from the prior year to help increase operating cash flow. Although revenues have increased year over year as a result of increased transaction volume, driven by the Merger with Catalyst and the HealthTran acquisition, the Company's focus on timely customer payments yielded a significant improvement in cash flow impact from accounts receivable as compared to the prior year. Partially offsetting the positive impacts on cash flow during 2012 as compared to 2011 was the change in accounts payables and accrued expenses, due to the timing of when payments are made related to these accounts.
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
Cash flows from investing activities

For the nine months ended September 30, 2012, the Company used $1.6 billion of cash for investing activities. This included $1.6 billion used in connection with the Catalyst Merger as well as the acquisition of HealthTran. Additionally, the Company utilized $12.9 million for purchases of property and equipment to support growth in the business. As the Company grows, it continues to purchase capital assets to support increases in network capacity and personnel. The Company monitors and budgets these costs to ensure that the expenditures aid in its strategic growth plan.
Cash flows from financing activities

For the nine months ended September 30, 2012, the Company generated $1.5 billion of cash from financing activities, which consisted primarily of proceeds from the Company's $1.4 billion draw on the 2012 Credit Agreement to finance the Merger as well as the issuance of 12 million common shares in May 2012, which resulted in net proceeds of $518.8 million. Offsetting these proceeds was $18.8 million in fees the Company paid to lenders related to the 2012 Credit Agreement executed in July 2012 as well as the repayment of $512.0 million of debt to extinguish the Company's and Catalyst's previous debt agreements.

Cash flows from financing activities generally fluctuate based on payments for acquisitions, proceeds from or payments on debt borrowings and the timing of option exercises by the Company’s employees.

Future Capital Requirements

The Company’s future capital requirements depend on many factors, including servicing our outstanding debt and the integration of its recent acquisitions. The Company expects to fund its operating and working capital needs, and business growth requirements through cash flow from operations, its cash and cash equivalents on hand and its 2012 Credit Agreement. Refer to Note 8 — Debt in the notes to the unaudited consolidated financial statements for more information on the 2012 Credit Agreement.

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
If adequate funds are not available to finance the Company's business growth goals, the Company may have to substantially reduce or eliminate expenditures for expanding operations, marketing, and research and development, or obtain funds through arrangements with partners that require the Company to relinquish rights to certain of its technologies or products. There can be no assurance that the Company will be able to raise additional capital if its capital resources are exhausted. A lack of liquidity and an inability to raise capital when needed may have a material adverse impact on the Company’s ability to continue its operations or expand its business.

Contingencies

For information on legal proceedings and contingencies, refer to Note 12 — Commitments and Contingencies in the notes to the unaudited consolidated financial statements.

Contractual Obligations

For the nine months ended September 30, 2012, there have been no significant changes to the Company’s contractual obligations as disclosed in its 2011 Annual Report on Form 10-K other than as disclosed below with respect to the required principal payments under the 2012 Credit Agreement, and additional leases assumed in the Merger with Catalyst or entered into by the Company.

	Payments due by period (in millions)
	Total	Less than one year	1-3 years	3-5 years*	More than 5 years
Long-Term Debt Obligations**	$1,300.0	$—	$116.8	$1,183.2	$—
Leases	$130.0	$9.5	$23.6	$24.0	$72.9

* The Revolving Credit Facility is due on the 2012 Credit Agreement's maturity date, July 2, 2017. The amount noted contains the amount borrowed under the Revolving Credit Facility as of September 30, 2012 by the Company. This amount will fluctuate based on the principal outstanding under the Revolving Credit Facility.

**The commitment amounts are exclusive of interest payments. Currently, the Company's long-term debt obligations carry an annual interest rate of 2.52% on $500 million which has been fixed through the Company's interest rate swap agreements and 2.25% on the remaining $800 million of its long-term debt obligations. The interest rate applicable to the Company's long-term debt may fluctuate in the future based on changes in the LIBOR rate. See Note 8 — Debt for further information on the terms of the Company's long-term debt obligations.

Outstanding Securities

As of October 31, 2012, the Company had 205,137,882 common shares outstanding, 1,725,274 stock options outstanding, and 1,641,234 RSUs outstanding. The stock options are exercisable on a one-for-one basis into common shares. The outstanding RSUs are subject to time-based and performance-based vesting restrictions. The number of outstanding RSUs as of October 31, 2012 assumes the associated performance targets will be met at the maximum level for the performance-based RSUs. Upon vesting, the RSUs convert into common shares on a one-for-one basis.

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

In July, 2012, the Company entered into the 2012 Credit Agreement and borrowed $1.4 billion under that agreement which will increase the Company's exposure to market risks in relation to interest rate fluctuations. The 2012 Credit Agreement carries a floating interest rate based on market indexes. There have been no other material changes in the Company’s exposure to market risk during the nine months ended September 30, 2012.

The Company is exposed to market risk in the normal course of its business operations, primarily the risk of loss arising from adverse changes in interest rates. The Company generates some revenue in Canadian dollars, and is therefore also subject to foreign exchange rate risk when those results are translated into U.S. dollars for financial reporting purposes. In addition, the Company is subject to interest rate risk related to $800 million of the $1.3 billion drawn on its 2012 Credit Agreement entered into in July 2, 2012 as $500 million is not impacted due to the interest rate swaps the Company has in place. As of September 30, 2012, assuming a hypothetical 1% fluctuation in the interest rate of the loan, the Company's pre-tax income would vary by $8 million on an annual basis.

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

Except as noted below, there has been no change in the Company’s internal controls over financial reporting (as such term is defined in Exchange

Act Rules 13a-15(f)) during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

On July 2, 2012, the Company completed its Merger with Catalyst. We are currently integrating policies, processes, technology and operations and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans. Until the companies are fully integrated, we will maintain the operational integrity of each company's legacy internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

For information on legal proceedings, refer to Note 12 —Commitments and Contingencies in the notes to the unaudited consolidated financial statements.

ITEM 1A. Risk Factors

In the three months ended September 30, 2012, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 as updated by the risk factors presented in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the three months ended March 31, 2012 and six months ended June 30, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
As previously disclosed, in connection with the Merger, certain unexpired and unexercised Catalyst warrants issued pursuant to a stock purchase agreement, dated as of June 18, 2004 were assumed by us and, pursuant to the terms of the Merger Agreement, became warrants to purchase 485,160 shares of our common stock at an exercise price of $8.12 per share.
In addition, pursuant to the terms of the Merger Agreement, at the effective time of the Merger, certain unexpired and unexercised Catalyst warrants issued pursuant to a stock purchase agreement, dated as of August 25, 2010 were cancelled and converted into the right to receive, upon payment of the aggregate exercise price of such warrants,132,120 shares of our common stock and $2.8 million cash merger consideration (without interest, and subject to deduction for any required withholding taxes). On July 5, 2012, the $4.5 million aggregate exercise price of such warrants was paid to us and such shares and cash merger consideration were promptly remitted to the holder of such warrants.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.    Exhibits

Exhibit Number	Description of Document	Reference
2.1	Stock Purchase Agreement dated as of March 8, 2011 between Walgreen Co. and Catalyst Health Solutions, Inc.	Incorporated by reference to Exhibit 2.1 to Catalyst Health Solutions Inc.'s Form 8-K Current Report filed on March 14, 2011.
2.2	Agreement and Plan of Merger, dated as of April 17, 2012, among the Company, US Corp., Merger Sub, Merger LLC and Catalyst	Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 20, 2012.

2.3	Amendment to Agreement and Plan of Merger, dated as of June 29, 2012, among the Company, US Corp., Merger Sub, Merger Sub LLC and Catalyst	Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 29, 2012.

3.1	Articles of Continuance, as amended through July 3, 2012, of Catamaran Corporation (formerly named SXC Health Solutions Corp. and Systems Xcellence Inc.)	Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2012.

3.2	Amended and Restated Bylaws of Catamaran Corporation, as amended through July 3, 2012	Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2012.

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
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 6, 2012.

10.2	Subsidiary Guaranty, dated as of July 2, 2012, made by the Subsidiary Guarantors in favor of JPMCB, as administrative agent.	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 6, 2012.

10.3	Security Agreement, dated as of July 2, 2012, among the Company, the Subsidiary Guarantors and JPMCB, as collateral agent.	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 6, 2012.

10.4	Pledge Agreement, dated as of July 2, 2012, among the Company, the Subsidiary Guarantors and JPMCB, as collateral agent.	Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 6, 2012.

10.5+	2003 HealthExtras, Inc. Equity Incentive Plan	Incorporated by reference to Exhibit A to Catalyst's Schedule 14A Definitive Proxy Statement filed on April 30, 2003.

10.6+	Amendment to the 2003 HealthExtras, Inc. Equity Incentive Plan.	Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on July 6, 2012.

10.7+	Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan, as Amended and Restated on April 8, 2010.	Incorporated by reference to Appendix A to Catalyst's Schedule 14A Definitive Proxy Statement filed on April 23, 2010.

10.8+	Amendment to the Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on July 6, 2012.

10.9+	SXC Health Solutions Corp. Restricted Stock Unit Award Agreement relating to the Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on July 6, 2012.

Exhibit Number	Description of Document	Reference
10.10+	SXC Health Solutions Corp. Performance-Based Restricted Stock Unit Award Agreement relating to the Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on July 6, 2012.

10.11+	Amendment to the SXC Health Solutions Corp. Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K filed on July 6, 2012.

10.12+	Employment Agreement by and between Catalyst Health Solutions, Inc. and Richard A. Bates.	Incorporated by reference to Exhibit 10.1 to Catalyst's Form 8-K Current Report filed on August 7, 2009.

10.13+	Amendment to Employment Agreement by and between Catalyst Health Solutions, Inc. and Richard A. Bates, effective June 22, 2010.	Incorporated by reference to Exhibit 10.1 to Catalyst's Form 10-Q Quarterly Report filed on August 6, 2010.

10.14+	Agreement, dated as of July 2, 2012, by and among the Company, Catalyst and Richard A. Bates.	Incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K filed on July 6, 2012.

10.15+	Amendment No. 3 to the Catamaran Corporation 2007 Employee Stock Purchase Plan, dated September 5, 2012.	Filed herewith

10.16	Amendment No. 1 to Credit Agreement, dated as of October 24, 2012, among the Company, JPMCB, individually and as administrative agent, and the other financial institutions signatory thereto.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, (v) the Consolidated Statements of Shareholder's Equity for the nine months ended September 30, 2012 and 2011, and (vi) the notes to the Unaudited Consolidated Financial Statements.
Filed herewith.

+	Indicates management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Catamaran Corporation
November 2, 2012	By:	/s/ Jeffrey Park
Jeffrey Park
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document	Reference
2.1	Stock Purchase Agreement dated as of March 8, 2011 between Walgreen Co. and Catalyst Health Solutions, Inc.	Incorporated by reference to Exhibit 2.1 to Catalyst Health Solutions Inc.'s Form 8-K Current Report filed on March 14, 2011.
2.2	Agreement and Plan of Merger, dated as of April 17, 2012, among the Company, US Corp., Merger Sub, Merger LLC and Catalyst	Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 20, 2012.

2.3	Amendment to Agreement and Plan of Merger, dated as of June 29, 2012, among the Company, US Corp., Merger Sub, Merger Sub LLC and Catalyst	Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 29, 2012.

3.1	Articles of Continuance, as amended through July 3, 2012, of Catamaran Corporation (formerly named SXC Health Solutions Corp. and Systems Xcellence Inc.)	Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2012.

3.2	Amended and Restated Bylaws of Catamaran Corporation, as amended through July 3, 2012	Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2012.

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
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 6, 2012.

10.2	Subsidiary Guaranty, dated as of July 2, 2012, made by the Subsidiary Guarantors in favor of JPMCB, as administrative agent.	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 6, 2012.

10.3	Security Agreement, dated as of July 2, 2012, among the Company, the Subsidiary Guarantors and JPMCB, as collateral agent.	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 6, 2012.

10.4	Pledge Agreement, dated as of July 2, 2012, among the Company, the Subsidiary Guarantors and JPMCB, as collateral agent.	Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 6, 2012.

10.5+	2003 HealthExtras, Inc. Equity Incentive Plan	Incorporated by reference to Exhibit A to Catalyst's Schedule 14A Definitive Proxy Statement filed on April 30, 2003.

10.6+	Amendment to the 2003 HealthExtras, Inc. Equity Incentive Plan.	Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on July 6, 2012.

10.7+	Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan, as Amended and Restated on April 8, 2010.	Incorporated by reference to Appendix A to Catalyst's Schedule 14A Definitive Proxy Statement filed on April 23, 2010.

10.8+	Amendment to the Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on July 6, 2012.

10.9+	SXC Health Solutions Corp. Restricted Stock Unit Award Agreement relating to the Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on July 6, 2012.

Exhibit Number	Description of Document	Reference
10.10+	SXC Health Solutions Corp. Performance-Based Restricted Stock Unit Award Agreement relating to the Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on July 6, 2012.

10.11+	Amendment to the SXC Health Solutions Corp. Long-Term Incentive Plan.	Incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K filed on July 6, 2012.

10.12+	Employment Agreement by and between Catalyst Health Solutions, Inc. and Richard A. Bates.	Incorporated by reference to Exhibit 10.1 to Catalyst's Form 8-K Current Report filed on August 7, 2009.

10.13+	Amendment to Employment Agreement by and between Catalyst Health Solutions, Inc. and Richard A. Bates, effective June 22, 2010.	Incorporated by reference to Exhibit 10.1 to Catalyst's Form 10-Q Quarterly Report filed on August 6, 2010.

10.14+	Agreement, dated as of July 2, 2012, by and among the Company, Catalyst and Richard A. Bates.	Incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K filed on July 6, 2012.

10.15+	Amendment No. 3 to the Catamaran Corporation 2007 Employee Stock Purchase Plan, dated September 5, 2012.	Filed herewith

10.16	Amendment No. 1 to Credit Agreement, dated as of October 24, 2012, among the Company, JPMCB, individually and as administrative agent, and the other financial institutions signatory thereto.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, (v) the Consolidated Statements of Shareholder's Equity for the nine months ended September 30, 2012 and 2011, and (vi) the notes to the Unaudited Consolidated Financial Statements.
Filed herewith.