Form 10-K
period 2012-12-31
Catamaran Corp
filed 2013-03-01
CIK 1363851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
CATAMARAN CORPORATION
(Exact name of registrant as specified in its charter)

Yukon Territory, Canada (State or other jurisdiction of incorporation or organization)	000-52073 (Commission File Number)	75-2578509 (I.R.S. Employer Identification Number)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No   ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012 was $6,844,973,484 based on the closing price of $49.61 as reported on the NASDAQ Stock Market. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates.
As of January 31, 2013, there were 205,473,502 shares outstanding of the Registrant’s no par value common stock.
DOCUMENTS INCORPORATED BY REFERENCE
 As permitted by General Instruction G of Form 10-K, the information required by Part III of this Form 10-K is incorporated by reference, and will be included either in a definitive proxy statement or an amendment to this Form 10-K, which must be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K.

TABLE OF CONTENTS

		Page
PART I
Item 1.	Business	4
Item 1A.	Risk Factors	18
Item 1B.	Unresolved Staff Comments	28
Item 2.	Properties	28
Item 3.	Legal Proceedings	29
Item 4.	Mine Safety Disclosures	29

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	30
Item 6.	Selected Consolidated Financial Data	32
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	51
Item 8.	Financial Statements and Supplementary Data	52
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	84
Item 9A.	Controls and Procedures	84
Item 9B.	Other Information	84

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	85
Item 11.	Executive Compensation	85
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	85
Item 13.	Certain Relationships and Related Transactions, and Director Independence	86
Item 14.	Principal Accountant Fees and Services	86

PART IV
Item 15.	Exhibits and Financial Statement Schedules	87
Signatures		88
EX-4.1
EX-12.1
EX-21.1
EX-23.1
EX-10.25
EX-10.29
EX-10.38
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABEL LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains certain forward-looking statements, including without limitation, statements concerning Catamaran Corporation's operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are developed by combining currently available information with Catamaran Corporation’s beliefs and assumptions and are generally identified by the words “believe,” “expect,” “anticipate” and other similar expressions. Forward-looking statements do not guarantee future performance, which may be materially different from that expressed in, or implied by, any such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.
These forward-looking statements are based largely on Catamaran Corporation’s current expectations and are subject to a number of risks and uncertainties, including, without limitation, those identified under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Actual results could differ materially from results referred to in the forward-looking statements. In addition, important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in Catamaran Corporation’s business or growth strategy or an inability to execute its strategy due to changes in its industry or the economy in general. In light of these risks and uncertainties, there can be no assurances that the results referred to in the forward-looking statements contained in this Annual Report on Form 10-K will in fact occur. Catamaran Corporation undertakes no obligation to, and expressly disclaims any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, changes to future results over time or otherwise.

PART I
THE COMPANY

ITEM 1.	BUSINESS

The following description of the business should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2012. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

In July 2012, following the completion of its merger (the “Merger”) with Catalyst Health Solutions, Inc. (“Catalyst”), SXC Health Solutions Corp. unveiled a new name and brand for the combined company. The new name, Catamaran Corporation, reflects the union of two of the industry's fastest-growing pharmacy benefit management (“PBM”) companies. In conjunction with the name change, Catamaran Corporation's common shares began trading under the ticker "CTRX" on the NASDAQ Stock Market and as "CCT" on the Toronto Stock Exchange. References in this Annual Report on Form 10-K to “we,” “our,” “us,” "Catamaran" or the “Company” refer to Catamaran Corporation and its directly and indirectly owned subsidiaries as a combined entity.

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

The Company’s PBM services, which are marketed under the Catamaran PBM brand, include electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail pharmacy claims management, specialty pharmacy claims management, Medicare Part D services, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, data access, and reporting and information analysis. The Company's PBM services include owning and operating a network of mail and specialty pharmacies. In addition, the Company is a national provider of drug benefits to its customers under the federal government’s Medicare Part D program.

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

The Company conducts business in both the United States and Canada. For the years ended December 31, 2012, 2011 and 2010, the Company recognized revenue of $9.9 billion, $5.0 billion, and $1.9 billion, respectively, in the the United States, and $12.5 million, $7.5 million and $4.1 million, respectively, in Canada.

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

On April 17, 2012, the Company entered into a definitive merger agreement (the "Merger Agreement") to combine the Company and Catalyst in a cash and stock merger transaction. On July 2, 2012, the Company completed the Merger with Catalyst, a full-service PBM serving more than 18 million lives in the United States and Puerto Rico. The transaction creates a combined PBM company with an annual prescription volume of more than 250 million adjusted PBM prescription claims. Adjusted prescription claim volume equals the Company's retail and specialty pharmacy prescriptions, plus mail pharmacy prescriptions multiplied by three. The mail pharmacy prescriptions are multiplied by three to adjust for the fact that they typically include approximately three times the amount of product days supplied compared with retail and specialty prescriptions. Each share of Catalyst common stock outstanding immediately prior to the effective time of the Merger (other than shares held by the Company, Catalyst or any of their respective wholly-owned subsidiaries, was converted in the Merger into the right to receive 1.3212 Company common shares (0.6606 of a Company common share prior to the October 2012 two-for-one stock split) and $28.00 in cash. This resulted in the Company issuing approximately 66.8 million shares of common stock, issuing approximately 0.5 million warrants and paying $1.4 billion in cash to Catalyst shareholders to complete the Merger.

In January 2012, the Company completed its acquisition of HealthTran LLC (“HealthTran”), a middle market PBM based in Denver, Colorado, in exchange for $250 million in cash, subject to certain customary post-closing adjustments. HealthTran was an existing HCIT customer of the Company and utilizes a Company platform for its claims adjudication services.

On October 3, 2011, the Company completed the acquisition of PTRX, Inc. (“PTRX”), a full-service PBM, and its exclusive mail-order pharmacy provider, SaveDirectRx, Inc. (“SaveDirectRx”), both based in San Antonio, Texas. The aggregate purchase price was $77.2 million in cash, subject to certain customary post-closing adjustments, with an opportunity for the former owners of SaveDirectRx to earn an additional $4.5 million, subject to the achievement of certain financial performance targets through 2012. The acquisitions of PTRX and SaveDirectRx continue upon the Company's strategy to acquire assets that currently utilize the Company's technology platform in order to ease the integration into the Company's business.

The Company completed its acquisition of MedfusionRx, LLC (“MedfusionRx"), a leading independent specialty pharmacy provider, on December 28, 2010. The purchase price for MedfusionRx was $101.5 million in cash with an additional $5.5 million potential earn-out payment subject to the achievement of certain financial performance targets through 2012 fiscal year. The acquisition has helped expand the Company's specialty pharmacy business and enhance its capabilities in this rapidly growing sector of the PBM industry.

The Company is a corporation continued under the Business Corporations Act of the Yukon Territory, Canada. The Company’s principal executive offices are located at 2441 Warrenville Road, Suite 610, Lisle, Illinois 60532, and the telephone number for the Company’s principal executive office is 800-282-3232. The Company maintains a website at www.catamaranrx.com. The information contained in, or that can be accessed through, the Company’s website is not part of, and is not incorporated into, this Annual Report on Form 10-K or other filings the Company makes with the Securities and Exchange Commission (the “SEC”). The Company will make available free of charge on its website this Annual Report on Form 10-K, future quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

Products, Solutions and Services

The Company’s solutions address the challenges faced by payors in the pharmaceutical supply chain. The Company provides comprehensive PBM systems and services, pharmacy dispensing operations and related prescription management services focused on reducing overhead pharmacy costs and providing members with excellent care. The Company believes it is unique in that it can deploy its solutions as:

•	PBM solutions — pharmacy network management, clinical and member programs to manage drug costs using the Company’s own system software and services;

•	Web-enabled technology — the Company provides on-line transaction processing and clinical solutions through web-enabled, real-time technology; and

•	Software solutions — licensed software products can be sold in addition to systems implementation and consulting services and maintenance.

Payor Products and Services Offered by the Company

PBM Services

The Company’s PBM service offering consists of a broad suite of customizable services that provide a flexible and cost-effective alternative to traditional PBM offerings typically employed by health plans, government agencies and employers. The Company provides a broad range of pharmacy spend management solutions and information technology capabilities to managed care organizations, self-insured employer groups, unions, third party health care plan administrators, worker's compensation payors and state and federal government entities. The Company’s customers have gained increased control of their pharmacy benefit dollars and maximized cost control and quality of care through a full range of pharmacy spend management services, including:

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

Pharmacy Network Management — A wide range of retail network options, including supporting existing networks or assisting customers in developing proprietary networks that meet specific geographic access requirements, desired price discounts, or other service requirements. A proprietary national retail network, which consists of pharmacies in all 50 states and in Puerto Rico, Guam and the Virgin Islands, provides excellent access to the Company’s customers. We anticipate that our proprietary preferred retail network combined with targeted member communications will facilitate deeper discounts for payers to achieve increased savings on retail prescriptions.

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

Clinical Services and Consulting — Clinical and technical expertise are used to develop, deploy, and support the Company's clinical programs. Customers have the option of using selected or the full suite of the Company's clinical programs, which incorporate complete prescription drug information to reduce prescription drug costs and increase the quality of care and member safety. These programs incorporate real-time risk prediction profiling technology, giving forward-looking insights needed to improve member outcomes and better manage utilization trends. The Company offers comprehensive clinical management strategies which help reduce undesirable events, increase medication compliance, decrease medication waste, and promote plan member well-being.

Reporting and Information Analysis Solutions — Providing two main levels of reporting: A comprehensive reporting package (which includes a large menu of unique reports), and an online analytical decision support tool, RxTRACK®, designed to provide flexibility for customized reporting. The Company uses customer plan data and industry benchmark data to drive proactive discussions regarding opportunities to increase savings.

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

Specialty service offers customers the ability to control spending on specialty medications and ensure patients receive the necessary, personalized support for complex medication, in one of the fastest growing sectors of pharmaceutical spending. The Company’s specialty therapy medication management program uses a highly-trained and specialized clinical staff organized in disease pods, a patient-centric approach and evidence-based clinical treatment protocols. The patient care team communicates with the patient, patient’s physician, and other caregivers as needed to obtain a complete medical and pharmacy history and then craft an individualized treatment plan including patient education, counseling and expected therapy outcomes. Plan savings are achieved as the cost for specialty medication using this program is generally lower than retail pricing.

Web Services - A suite of web-based services that enables customers to interact with the claims processing system using a standardized protocol in a secure environment. This method of access provides the Company's clients with the freedom to build products, tools, and reports that utilize data throughout their enterprises. Once the raw data is collected in house, it can be used by the customer as appropriate, thus providing far greater flexibility and return on investment.

A member website, RxPORTAL™, invites members to learn more about their prescription benefit programs, medication histories, drug information and related industry news. This site also features a real-time trial adjudication program that gives members the information they need to make informed, cost-effective choices regarding their prescription therapy. This site can be customized with a customer's logo and name, and links to the organization's internal website.

A member mobile application enables members to make smart prescription choices.  The application is a member-focused application that includes functionality similar to the member website and is available for multiple mobile device platforms. The application also extends standard website features possible with a GPS-enabled device.

RxPROVIDER PORTALTM is a web-based interface that allows pharmacists and physicians to obtain information from RxCLAIM® on a member's plan to assist in providing more cost effective prescription medications. The portal gives providers the ability to view claim details, remittance advice and eligibility, and perform prior authorizations online.

Healthcare IT

The Company's HCIT offerings deliver applications on a license, ASP, or fee-for-service basis to customers who administer and manage pharmacy benefits. Catamaran has achieved a broad industry footprint by deploying technology to help healthcare companies manage the rising prescription drug costs and enhance the level of care they provide.

HCIT products and services serve a diversified group of payor customers that include health plans, federal, state and provincial government programs, pharmacy benefit managers, workers' compensation programs, and long-term and/or chronic care facility operators. In addition, Catamaran's robust and flexible technology serves as the engine for the Company's full-service PBM solutions.

Technology Products and Services

RxCLAIM® is an on-line transaction processing system designed to provide real-time on-line adjudication of third-party prescription drug claims at the point of service, including claims management and cost-effective review, as well as payment and billing support and real-

time functionality for updating benefit, price, member, provider and drug details. RxCLAIM® is designed to provide the Company’s customers with automation efficiencies, flexibility and control by facilitating the real-time processing of pharmacy claims and payments against eligibility, plan benefits, formularies, price, drug utilization review, prior authorization, and rebates in addition to many other features.

Other products

•
RxBUILDERTM is a web-based interface for formulary creation and maintenance utilizing a Medi-Span® based product file. This rules-based approach minimizes the work of list building and maintenance operations and captures efficiencies in sharing formulary information between lines of business.

•
RxPORTALTM allows customers to interact with the patient's formulary and drug history in a secure environment allowing patients and health plans to access industry leading tools and the most recently available information.

•
RxAUTHTM is a prior authorization (“PA”) management solution which offers flexibility and efficiency in automating the PA process from end-to-end. Built upon the powerful PA capabilities housed in RxCLAIM®, RxAUTHTM supports the entire PA lifecycle, from receipt of the request, through rules adjudication, to execution of the resulting decision. RxAUTHTM is also available in a web-based application.

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

The Industry

The Company believes the key market factors that influence spending on information technology solutions and services by participants in the pharmaceutical supply chain are the amount spent on prescription drugs and the associated volume of prescription drugs dispensed and insurance claims processed each year. According to IMS Health (“IMS”), approximately 4.4 billion pharmacy prescriptions were written and filled in the United States during 2011 — representing a retail value in excess of $320 billion. Based on the factors described below, the Company expects drug utilization rates to continue to rise in the future. The Company estimates that the current market opportunity for its information technology and services in its industry is significant, and is growing at a rate in excess of the drug utilization rate alone due to the following factors:
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

Rising drug prices.  According to Canadian Imperial Bank of Commerce ("CIBC"), healthcare costs in the U.S. are projected to increase at a compounded annual growth rate of 5.5% from $2.6 trillion in 2010 to $4.6 trillion in 2020. Retail prescription prices have increased on average 3.6% annually between 2000 and 2009, according to Kaiser, a rate which is higher than the average inflation rate during that same period of 2.5%. Prescription drug costs are expected to rise at a compounded annual growth rate of 6.4% over the next 10 years. Industry solutions to counter rising drug prices include tools to identify clinically appropriate cost-savings opportunities, supporting clinical programs that help promote generic and clinically equivalent, lower-cost preferred drug products, utilization management programs, such as PA and step-therapy, to help ensure that patients who can benefit from therapies are identified and that cost-effective treatment is encouraged, and tools to identify clinically appropriate, cost-saving opportunities.

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

Health care reform.  The Company is focused on three pillars of healthcare reform:

1.Delivery Reforms - access, adequacy, consumer -centric care and choice, accountable partnering of providers, organization and care delivery teams. The Company is developing new paradigms for pharmacy benefit management and technology as  tools to assist with delivery reform. Examples of delivery reforms are Accountable Care Organizations, Consumer Oriented and Operated Health Plans and Dual Demonstration Projects.

2.Reimbursement Reforms - consumers will select insurance through private and public health insurance exchanges. All Americans will be eligible. The public sector will be the largest payer. As such, we anticipate that the government will set the 'floor' for benefits and regulate standards of care and fee for service will increasingly yield to pay for performance. The Company is examining emerging reimbursement reforms and is developing new approaches to make pharmacy benefits affordable, manageable and performance oriented.

3.Outcomes or Evidenced Based Practice Reforms - the Company will be helping to design, manage and price pharmacy benefits along a continuum with multiple payers including the federal, state, employer and the individual employee/citizen, in an effort to manage and document the results of effective pharmacy management.

Health care reform creates opportunities for growth for the Company and cost-effective options for its clients.

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

Growth in Specialty Drug Class.  During 2011, specialty drug spend continued to grow at a double digit pace and according to Health Industries Research Company ("HIRC"), specialty drug spend will increase from $49 billion, or 18%, of the prescription drug spend in 2006 to $162 billion or 40% of the prescription drug spend by 2016. There is a move to shift coverage of these drugs from the medical benefit to the pharmacy benefit. The Company believes this movement presents opportunities for its specialty pharmacy program. In addition, we believe growth in new medications and development of biosimilars will create market share and rebate opportunities.

Generic Pipeline. According to IMS, products representing approximately $7 billion in annual sales that are currently subject to patent protection in the U.S. are expected to expire and face the prospect of generic competition in 2013. Also according to IMS, over the next five years, branded drugs representing approximately $39 billion in annual sales that are currently subject to patent protection in the U.S. are expected to expire, fueling growth in the availability of generic equivalents. Key drugs with patents expiring between 2013 and 2016 include Cymbalta, Abilify, Nexium, Copaxone, Celebrex, Gleevec and Crestor. The Company believes that this presents an opportunity for cost savings for the Company and its customers.

Competition

The Company competes with numerous companies that provide the same or similar services. Its competitors range from large publicly traded companies to several small and privately owned companies which compete for a significant part of the market. The principal competitive factors are quality of service, scope of available services, and price. The ability to be competitive is influenced by the Company's ability to negotiate prices with pharmacies, drug manufacturers, and third party rebate administrators. Market share for PBM services in the United States is highly concentrated, with a few national firms, such as Express Scripts, Inc., CVS/Caremark Corporation and OptumRx, a UnitedHealth Group Company, controlling a significant share of prescription volume. Some of the Company's competitors have been in existence for longer periods of time and are better established. Some of them also have broader public recognition and substantially greater financial and marketing resources. In addition, some of the Company's customers and potential customers may find it desirable to perform for themselves those services now being rendered by the Company.

The Company's ability to attract and retain customers is substantially dependent on its capability to provide competitive pricing, efficient and accurate claims management, utilization review services and related reporting and consulting services.

The payer and pharmaceutical supply chain markets require solutions which address the unique needs of each constituent. The Company's customers require robust and scalable technology solutions, as well as the ability to ensure cost efficiency for themselves and their customers. The Company's product offerings include a wide range of PBM services and software products for managing prescription drug programs and for drug prescribing and dispensing. The Company's payer suite of products includes a wide range of pharmacy benefits management and claims adjudication systems.

Competitive Strengths

The Company believes that the following competitive strengths are the keys to its success:

Flexible, customized and independent services:  The Company believes a key differentiator between itself and its competitors is not only the Company's ability to provide innovative PBM services, but also to deliver these services on an à la carte basis. The Catamaran suite offers the flexibility of broad product choice along the entire PBM continuum, enabling enhanced customer control, solutions tailored to the Company's customers’ specific requirements, and flexible pricing. The market for the Company's products is divided between large customers that have the sophisticated technology infrastructure and staff required to operate a 24-hour data center and other customers that are not able or willing to operate these sophisticated systems.

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

The Company’s technology platform allows it to provide more comprehensive PBM services by offering customers a selection of services to choose from to meet their unique needs versus requiring them to accept a one-size-fits-all solution. The Company believes this à la carte offering is a key differentiator from its competitors.

Measurable cost savings for customers:  The Company provides its customers with increased control over traditional and specialty prescription drug costs and drug benefit programs. The Company’s pricing model and flexible product offerings are designed to deliver measurable cost savings to the Company’s customers. The Company believes its pricing model is a key differentiator from its competitors for the Company’s customers who want to gain control of their prescription drug costs. For customers who select the Company’s pharmacy network and manufacturer rebate services on a fixed fee per transaction basis, there is clarity to the rebates and other fees payable by the pharmaceutical manufacturer or third party rebate administrator to the customer. The Company believes that its pricing model together with the flexibility to select from a broad range of customizable services helps the customers realize measurable results and cost savings.

Business Strategy

The Company seeks to enhance its position as a leading provider of technology-enabled PBM services to the pharmaceutical supply chain in North America. The Company’s primary strategies are:

•
Expand the breadth of the Company’s PBM services for health plans, self-insured employers and government agencies that sponsor pharmacy benefit plans:  Within the Company’s suite of products, several key initiatives are underway which the Company believes will help it to expand its revenue per claim and make the Company more competitive in the broader market. The Company combines its scale and its claims processing capabilities with a full suite of PBM services to offer competitively priced pharmacy networks, specialty drug and mail order programs, manufacturer rebate contracts and clinical programs to enable the Company’s customers to have more control over their drug spending. With the Company’s diversified product portfolio and the market demand for greater transparency in pricing of prescription drugs, the Company believes it is in an attractive market environment to prosper.

•
Target Fortune 500 employers: With the consolidation of the PBM industry, these employers have fewer choices and often have the need for customized solutions. The Company believes that its scale and flexible approach make this an attractive market.

•
Provide additional PBM services to the Company’s existing payer customer base:  Based on the success the Company has had to date, the Company intends to cross-sell additional services to the Company’s existing customers through its suite of PBM products which include the Company’s mail and specialty pharmacy services, as well as the Company’s competitive pharmacy network and clinical offerings. The Company may also make capital investments in technology to further improve the quality of its products. By providing a broader range of services, the Company believes that it can increase its customer base and the breadth of products utilized by each customer, thereby increasing the Company’s revenue base.

•
Target HCIT clients for "pull-through" PBM sales opportunities: The Company has been successful in working with current HCIT clients to provide PBM services, such as the retail pharmacy network and formulary administration. The Company will continue to pursue "pull-through" opportunities with existing HCIT clients as part of its organic growth strategy.

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

•
Continue to target Medicare Part D opportunities: The Company has expanded its presence in the Medicare Part D market and continues to develop compliance, clinical and information technology capabilities to effectively manage the dynamic nature of this market.

•
Aggressively pursue large health plan technology upgrades:  The Company’s goal is to be the industry’s leading provider of tools, technology and services to help its customers better manage pharmacy programs, and in turn, to reduce the cost of drug delivery and enhance the healthcare experience for their plan members.

•
Pursue strategic acquisition opportunities:  The Company actively evaluates opportunities to expand its product offerings and customer base through strategic acquisitions, such as the recent Merger with Catalyst, as well as the recent acquisition of HealthTran. The Company’s acquisition strategy focuses on identifying acquisition opportunities that expand its core footprint in the PBM market, add new products and services in potential high growth areas and provide additional scale in areas such as specialty pharmacy management, oncology or public sector pharmacy (including state Medicaid). The Company believes that its management team’s proven ability to successfully identify acquisition opportunities that are complementary and synergistic to its business and to integrate them into its existing operations with minimal disruption has played, and will continue to play, an important role in the expansion of its business.

•
Continue to expand and adapt capabilities to create opportunities related to healthcare reform: The Company is developing new paradigms to support healthcare delivery reform, which include accountable care organizations, Health Plan Co-ops and dual demonstration projects. The Company is also examining emerging reimbursement reforms and adapting new approaches that make pharmacy benefits affordable, manageable and performance-oriented. Finally, the Company will continue to develop the technology and other resources to track consumers across public and private insurance exchanges, to manage requirements and to document the pharmacy performance against payment and quality standards. The Company believes that healthcare reform will create expansion opportunities.

•
Continue to evolve and expand the specialty offering: The Company will continue to invest in development of effective cost management programs for its specialty pharmacy services. In addition, the Company will continue to develop clinical and reporting capabilities to help drive pharmacy and physician referrals.

•
Broaden the Company’s services, technology and markets through next generation growth opportunities:  The Company continues to pursue next generation growth opportunities through proprietary development of new technology applications and new PBM services. The Company currently has a number of tools that are available to its HCIT customers to facilitate coordination of benefits, e-prescribing and other electronic health record keeping. The Company believes that this market will continue to grow and offers an excellent opportunity to complement the Company’s PBM services and further enhance its product offerings. In addition, the Company believes that the healthcare reform law, which contemplates an expansion of coverage and emphasis on technology improvements in healthcare services (such as e-prescribing), offers a number of potential growth opportunities.

Government Regulation
Various aspects of our business are governed by federal and state laws and regulations. Because sanctions may be imposed for violations of these laws, compliance is a significant operational requirement. We believe that we are in substantial compliance with all existing legal requirements material to the operation of our businesses. There are, however, significant uncertainties involving the application of many of these legal requirements to our business. In addition, there are numerous proposed health care laws and regulations at the federal and state levels, many of which could adversely affect our business, results of operations, and financial condition. We are unable to predict what additional federal or state legislation, regulations or enforcement initiatives may be enacted or taken in the future relating to our business or the health care industry in general, or what effect any such legislation, regulations or actions might have on us. We cannot provide any assurance that federal or state government authorities will not impose additional restrictions or adopt interpretations of existing laws or regulations that could have a material adverse effect on our business or consolidated results of operations, financial position or cash flow from operations.
Federal Laws and Regulations Affecting Our PBM Business
The following descriptions identify various federal laws and regulations that affect or may affect aspects of our PBM business:
Legislation and Litigation Affecting Drug Prices. Average wholesale price, or AWP, is a standard pricing metric published by third party data sources and currently used throughout the pharmacy benefits industry as the basis for determining drug pricing under contracts with clients, pharmacies, and pharmaceutical manufacturers. The calculation and reporting of AWP have been the subject of investigations by federal and state governments and litigation brought against pharmaceutical manufacturers, as well as data services that report AWP. While we are not responsible for calculations, reports or payments of AWP, investigations or lawsuits involving AWP could affect our business because many of our customer contracts, pharmaceutical purchase agreements, retail network contracts and other agreements use AWP as a pricing benchmark.

In March 2009, a federal district court gave final approval to the settlement of class action lawsuits brought against First DataBank, or FDB, and Medi-Span, two primary sources of AWP reporting. Under the terms of the settlement, FDB and Medi-Span agreed to reduce the reported AWP of certain prescription drugs by four percent, effective September 26, 2009. In response to this action, we, as authorized in most of our standard customer contracts, adopted a revised pricing benchmark to assure cost neutrality for us, our customers, and pharmacies as to what they paid or received, as applicable, for prescription drug products using the AWP pricing benchmark before September 26, 2009 and what they would pay or receive on or after September 26, 2009. In addition, FDB discontinued the publishing of AWP in September 2011. Although Medi-Span continues to publish AWP, it is possible that the pharmaceutical industry may evaluate or develop an alternative pricing reference to replace AWP. We will continue to work with our PBM clients and other payers to anticipate and mitigate the impact of possible future changes to applicable references for pricing pharmaceuticals.
Legislation and Regulation of Medicare Advantage and Medicare Part D. The Medicare voluntary outpatient prescription drug benefit, known as Part D, established under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, became effective on January 1, 2006. The MMA also created new guidelines for Medicare health maintenance organizations, or HMOs, termed Medicare Advantage Plans (“MA-PDs”), which offer both an outpatient prescription drug benefit and health care coverage.
Medicare beneficiaries who elect Medicare Part D coverage pay a monthly premium for the covered outpatient drug benefit. Assistance with premiums and cost sharing for outpatient drugs are provided to eligible low-income beneficiaries. The voluntary outpatient prescription drug benefit requires coverage of essentially the same pharmaceuticals that are approved for the Medicaid program, although selection may be restricted through a formulary. Beneficiaries can enroll in the outpatient prescription drug benefit through standalone Prescription Drug Plans (“PDPs”), available in 34 regions across the United States and the District of Columbia, as well as five separate regions for the U.S. territories, or through MA-PDs that offer integrated drug coverage with other health care coverage in 26 regions across the United States.
As a PDP sponsor and in our capacity as a subcontractor with certain PDP sponsor clients (including employer group waiver plans, or “EGWPs”) and MA-PD sponsor clients (collectively, “Part D Plans”) to provide PBM services, we are subject to certain federal rules, regulations, and sub-regulatory guidance pertaining to the operation of Medicare Part D. If CMS determines that we have not performed satisfactorily as a subcontractor, CMS may request our Part D Plan client to revoke its Medicare Part D activities or responsibilities. While we believe that we provide an appropriate level of service under our respective contract and subcontracts, we can give no assurances that CMS or a Part D Plan will not terminate our business relationships insofar as they pertain to Medicare Part D.
Among other things, Part D Plans are subject to provisions of the MMA intended to deter “fraud, waste and abuse” and are strictly monitored by CMS and its Medicare Drug Integrity Contractors to ensure that Part D program funds are not spent inappropriately. In addition, the fraud, waste and abuse provisions of CMS Medicare Prescription Drug Benefit Manual cite, among others, the following examples of potential PBM fraud, waste and abuse risks in connection with Part D: prescription drug switching, unlawful remuneration, inappropriate formulary decisions, prescription drug splitting or shorting, and failure to offer negotiated prices. CMS has offered additional sub-regulatory guidance regarding some of these risk areas, particularly with respect to the Part D formulary decision making process which is highly regulated by CMS. No assurance can be given that we will not be subject to scrutiny or challenge under one or more of the underlying laws by the government enforcers or private litigants.
CMS requires Part D Plans to report 100% of all price concessions received for PBM services, and Part D Plans must use the amount paid to a pharmacy as the basis for determining cost sharing for beneficiaries and for reporting a plan's drug costs to CMS. This CMS guidance suggests that best practices would mandate Part D Plans to contractually require the right to audit their PBMs, as well as require complete transparency as to manufacturer rebates paid for drugs provided under the Part D Plan, including the portion of such rebates retained by the PBM as part of the price concession for the PBM's services. Additionally, CMS requires Part D Plans to ensure through their contractual arrangements with first tier, downstream and related entities (which would include PBMs) that CMS has access to such entities' books and records pertaining to services performed in connection with Medicare Part D. CMS also suggests that Part D Plans should contractually require their first tier, downstream and related entities to comply with certain elements of the Part D Plan's compliance program.
The Patient Protection and Affordable Care Act (Public Law 111-148) (“PPACA”), as amended by the Health Care and Education Reconciliation Act of 2010 (Public Law 111-152) (collectively, the “Health Care Reform Laws”), made changes to MA-PDs that are likely to result in significant reductions in government payments to the plans and reduced enrollment numbers. Those individuals leaving an MA-PD are expected to transition into the traditional Medicare program, making the net financial effect on our activities uncertain. The Health Care Reform Laws also made changes to the Medicare Part D program that could have an impact on our business. These new provisions include changes in the way drugs are paid for under the so called “coverage gap,” creation of protected classes of drugs that have an impact on formularies and allow the government more control over formularies, reductions in the subsidies provided to higher income individuals and changes in dispensing requirements in long-term care facilities. Some of these changes may have a positive impact and others may have a negative impact on our revenues and business model.
Federal Anti-Kickback Laws. The federal Anti-Kickback Statute (the “AKS”) is a criminal law that prohibits, among other things, an individual or entity from knowingly or willfully paying or receiving, subject to certain statutory exceptions and regulatory safe harbors, any remuneration, directly or indirectly, intended to induce: (1) a referral for the furnishing of any item or service for which payment may be made in whole or in part under a federal health care program, such as Medicare, Medicaid and the Department of Defense health care program, known as the Tricare Program, or (2) the purchase, lease, order or the arranging for or recommending of the purchase, lease, or order of items or services for which payment may be made in whole or in part under federal health care programs. Penalties for violating the AKS may include imprisonment, criminal and civil fines, and exclusion from participation in the federally-funded health care programs.

The AKS has been interpreted broadly by courts; the U.S. Department of Health & Human Services (“HHS”), Office of Inspector General (the “OIG”), the agency charged with the enforcement of the AKS; and other administrative bodies. Because of the statute's broad scope and limited statutory exceptions, the OIG has established certain regulatory safe harbors which, if fully met, should immune the parties from liability under the AKS. For example, safe harbors exist for certain properly disclosed and reported discounts received from vendors, certain investment interests, certain properly disclosed payments made by vendors to group purchasing organizations, certain personal services arrangements, and certain discount and payment arrangements between PBMs and HMO risk contractors serving Medicaid and Medicare members. A practice that does not fall within a statutory exception or a regulatory safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. Some, though not all, court opinions interpreting the AKS have focused primarily on the law's intent requirement and have held that an arrangement will violate the AKS if any one purpose of the arrangement is to induce referrals or purchases, even if the payments at issue are also intended for a legitimate purpose. Thus, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases of products or services that are reimbursed by federal health care programs. Among the practices that have been identified by the OIG as potentially improper under the statute are certain product conversion programs in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription, or recommending or requesting such a change, from one drug to another. The AKS has been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies and to PBMs in connection with such programs.
In May 2003, the OIG issued the “Final OIG Compliance Program Guidance for Pharmaceutical Manufacturers” (the “Compliance Guidance”). The Compliance Guidance provides the OIG's views on the fundamental elements of pharmaceutical manufacturer compliance programs. The Compliance Guidance also highlights several potentially risky arrangements involving pharmaceutical manufacturers, including the provision of grants, “prebates” and “upfront payments” to PBMs to support disease management programs and therapeutic interchanges. In addition, the Compliance Guidance indicates that the provision of rebates or other payments to PBMs by pharmaceutical manufacturers may potentially trigger liability under the AKS, if not properly structured and disclosed.
The Health Care Reform Laws made two important clarifications that significantly strengthen the government's ability to enforce the AKS. First, the Health Care Reform Laws clarified that a person need not have actual knowledge of or specific intent to violate the AKS. Second, the Health Care Reform Laws made clear that a claim resulting from an AKS violation constitutes a false claim under the federal False Claims Act (the “FCA”). The provision codifies what some federal district courts had already held and significantly heightens the civil penalties we could face for any alleged AKS violation.
Additionally, it is a crime under the Public Contract Anti-Kickback Act, for any person to knowingly and willfully offer or provide any remuneration to a prime contractor to the United States, including a contractor servicing federally funded health programs, in order to obtain favorable treatment in a subcontract. Violators of this law also may be subject to civil monetary penalties.
We believe that we are in substantial compliance with the legal requirements imposed by such anti-kickback laws and regulations. However, there can be no assurance that we will not be subject to scrutiny or challenge under such laws or regulations. Any such challenge could have a material adverse effect on our business, results of operations, financial condition or cash flows.
Federal Statutes Prohibiting False Claims. The FCA imposes liability for knowingly making or causing to be made false claims to the government, including federal health care programs such as Medicare and Medicaid. For example, potential false claims include claims for services not rendered, or claims that misrepresent actual services rendered in order to obtain higher reimbursement. Private individuals may bring qui tam or whistleblower lawsuits against providers under the FCA, which authorizes the payment of a portion of any recovery to the individual bringing suit. Such actions are initially required to be filed under seal, pending their review by the Department of Justice (the “DOJ”). Federal district courts have interpreted the FCA as applying to claims for reimbursement that violate the AKS or the federal physician self-referral law, commonly referred to as the “Stark Law,” under certain circumstances. The Health Care Reform Laws expanded false claims liability by clarifying that an AKS violation can be a predicate for a false claim under the FCA and by adding a provision that imposes FCA liability on an individual or entity that fails to make a timely return of any overpayments received from Medicare or Medicaid. The FCA generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed to be a separate violation of the FCA. Criminal provisions that are similar to the FCA provide that a corporation may be fined if it is convicted of presenting to any federal agency a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency. A number of qui tam cases have been brought against PBMs under the FCA and various analogous state laws, several of which have involved significant civil settlements. In recent years, federal and state government authorities have launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws, and they have conducted numerous investigations of pharmaceutical manufacturers, PBMs, pharmacies and health care providers with respect to false claims, fraudulent billing and related matters.

We directly contract with the federal government to provide services to beneficiaries of federally funded health care programs and, in that role, submit claims directly to the federal government. In addition, we contract with and provide services to entities or organizations that are federal government contractors, such as Part D Plans. There can be no assurance that the government would not potentially view one or more of our actions in providing services to federal government contractors as causing or assisting in the presentment of a false claim, particularly in light of the amendments to the FCA under the Fraud Enforcement and Recovery Act of 2009 (“FERA”). FERA expands the scope of FCA liability to include reverse false claims, which apply to anyone who knowingly conceals, or knowingly and improperly avoids or decreases an obligation to pay or transmit money or property to the government. The Health Care Reform Laws also significantly expand the reach of the FCA to include new and strengthened mechanisms for combating fraud, waste, and abuse in federal and state health care programs.

ERISA Regulation. The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), regulates certain aspects of employee pension and health benefit plans, including self-funded corporate health plans. We have agreements with self-funded corporate health plans to provide PBM services, and therefore, are a service provider to ERISA plans. ERISA imposes duties on any person or entity that is a fiduciary with respect to the ERISA plan. We administer pharmacy benefits for ERISA plans in accordance with plan design choices made by the ERISA plan sponsors. We do not believe that the general conduct of our business subjects us to the fiduciary obligations set forth by ERISA, except to the extent we have specifically contracted with an ERISA plan sponsor to accept fiduciary responsibility for the limited purpose of addressing benefit claims and appeals. However, there can be no assurance that the U.S. Department of Labor, or the DOL, or a private litigant would not assert that the fiduciary obligations imposed by ERISA apply to certain aspects of our operations.
Numerous lawsuits have been filed against various PBMs by private litigants, including Plan participants on behalf of an ERISA plan and by ERISA Plan sponsors, alleging that the PBMs are ERISA fiduciaries and that, in such capacity, they allegedly violated ERISA fiduciary duties in connection with certain business practices related to their respective contracts with retail pharmacy networks or pharmaceutical manufacturers.
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
In addition, the DOL has recently issued several regulations that impose new fee disclosure rules on certain ERISA plans and their service providers. Those regulations do not currently apply to self-funded corporate health plans and their service providers, but the DOL has held hearings to discuss extending them in the future. As a result, we are not yet able to assess the effect the regulations may have on our business.
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
Antitrust Regulation. Various federal and state antitrust laws regulate trade and commerce with the objective of protecting the competitive process. Successful plaintiffs in federal antitrust actions are entitled to recover treble damages, as well as their attorneys' fees. In addition, virtually all states have antitrust statutes analogous to the Sherman Act, often including automatic treble damages and attorneys' fees. Numerous retail pharmacies in the U.S. have filed lawsuits against pharmaceutical manufacturers, drug wholesalers and PBMs challenging certain branded drug pricing practices under federal and state antitrust laws. The complaints alleged, in part, that the manufacturers gave, and the PBMs accepted, rebates and discounts on purchases of brand name prescription drugs, in violation of the Robinson-Patman Act, which prohibits discriminating in price among different customers in different circumstances, and that the manufacturers, drug wholesalers, and PBMs conspired in violation of the Sherman Act not to provide similar rebates and discounts to the plaintiff retail pharmacies. The Sherman Act allegations have been resolved, often with substantial settlements. Certain Robinson-Patman Act claims continue to be litigated. In 2012, summary judgment was granted in favor of the remaining manufacturer and PBM defendants with respect to the Robinson-Patman Act claims of a small subset of the retail pharmacy plaintiffs, which is on appeal before the U.S. Court of Appeals for the Second Circuit. The plaintiffs seek unspecified monetary damages, including trebled damages, injunctive relief against the alleged price discrimination, and attorneys' fees.
State Laws and Regulations Affecting Our PBM Business
The following descriptions identify various state laws and regulations that affect or may affect aspects of our PBM business:
State Anti-Kickback/False Claims Laws. Many states have laws or regulations similar to the AKS and the FCA described above, while several others are currently considering passing or strengthening false claims laws. Such state laws are not necessarily limited to services or items for which government-funded health care program payments may be made. Such state laws may be broad enough to include improper payments made in connection with services or items that are paid by commercial payers. Penalties for violating these state anti-kickback and false claims laws may include injunction, imprisonment, criminal and civil fines and exclusion from participation in the state Medicaid programs. Additionally, under the Deficit Reduction Act of 2005, discussed in greater detail below, states are incentivized to pass broad false claims legislation similar to the FCA, and there has been activity in several states during the past several years to do so.
State Consumer Protection Laws. Most states have enacted consumer protection and deceptive trade practices laws that generally prohibit payments and other broad categories of conduct deemed harmful to consumers. These statutes may be enforced by states or private litigants. Such laws have been and continue to be the basis for investigations, prosecutions, and settlements of PBMs, initiated by state prosecutors as well as by private litigants.
State Comprehensive PBM Regulation. Legislation directly regulating PBM activities in a comprehensive manner has been introduced in a number of states. In addition, legislation has been proposed in some states seeking to impose fiduciary obligations or disclosure requirements on PBMs. The District of Columbia has enacted a statute imposing fiduciary and disclosure obligations on PBMs. Similarly, both North Dakota and South Dakota have relatively comprehensive PBM laws that, among other things, increase financial transparency and regulate therapeutic interchange programs. Each state that enacts such legislation requires us to adapt our operations in that state, which could materially adversely impact us.
Many states have licensure or registration laws governing certain types of ancillary health care organizations, including preferred provider organizations, third-party administrators, or TPAs, companies that provide utilization review services, and companies that engage in the practices of a pharmacy. The scope of these laws differs significantly from state to state, and the application of such laws to the activities of PBMs often is unclear.
In addition, certain quasi-regulatory organizations, including the National Association of Boards of Pharmacy, or NABP, and the National Association of Insurance Commissioners, or NAIC, have issued model regulations or may propose future regulations concerning PBMs or PBM activities, and the National Committee for Quality Assurance, or NCQA, the Utilization Review Accreditation Commission, or URAC, or other credentialing organizations may provide voluntary standards regarding PBM activities. In 2007, for example, URAC finalized PBM accreditation standards for PBMs serving the commercially insured market. Since 2009, we have been awarded full PBM accreditation from URAC. While the actions of these quasi-regulatory organizations do not have the force of law, they may influence states to adopt their requirements or recommendations as well as influence customer requirements for PBM services. Moreover, any standards established by these organizations could also impact our health plan customers or the services we provide to them.
Network Access Legislation. A majority of states now have some form of legislation affecting our ability to limit access to a pharmacy provider network, commonly referred to as “any willing provider” statutes, or removal of a network provider, known as “due process” statutes. Such legislation may require us, or our clients, to admit any retail pharmacy willing to meet the plan's price and other terms for network participation, or may provide that a provider may not be removed from a network except in compliance with certain procedures. Similarly, there are any willing pharmacy provisions applicable to Medicare Part D plans.
State Legislation Affecting Plan or Benefit Design. Some states have enacted legislation that prohibits certain types of managed care plan sponsors from implementing certain restrictive design features, and many states have legislation regulating various aspects of managed care plans, including provisions relating to the plan's pharmacy benefits. For example, some states, under so-called freedom of choice legislation, provide that members of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers. Other states have enacted legislation purporting to prohibit health plans from offering members financial incentives for use of mail service pharmacies. Legislation has been introduced in some states to prohibit or restrict therapeutic intervention, to require coverage of all FDA-approved drugs or to require coverage for off-label uses of drugs where those uses are recognized in peer-reviewed medical journals or reference compendia. Other states mandate coverage of certain benefits or conditions and require health plan coverage of specific drugs, if deemed medically necessary by the prescribing physician. Such legislation does not generally apply to us directly, but may apply to certain of our clients, such as HMOs and health insurers. If legislation were to become widely adopted, it could have the effect of limiting the economic benefits achievable through PBMs. This development could have a material adverse effect on our business, results of operations, financial condition or cash flows.
State Regulation of Financial Risk Plans. Fee-for-service prescription drug plans are generally not subject to financial regulation by the states. However, if a PBM offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing the benefit, laws in various states may regulate the plan. Such laws may require that the party at risk establish reserves or otherwise demonstrate financial responsibility. Laws that may apply in such cases include insurance laws, HMO laws or limited prepaid health service plan laws. Currently, we do not believe that our PBM business incurs financial risk of the type subject to such regulation. However, if we choose to become a regional PDP for the Medicare outpatient prescription drug benefit at some time in the future, we would need to comply with state laws governing risk-bearing entities in the states where we operate a PDP.
State Discount Drug Card Regulation. Numerous states have laws or regulations regulating the selling, marketing, promoting, advertising or distributing of commercial discount drug cards for cash purchases. Such laws and regulations provide, generally, that any person may bring an action for damages or seek an injunction for violations. We believe the administration of our commercial discount drug card program is in substantial compliance with various state laws.
Combined Federal and State Laws, Regulations and Other Standards Affecting Our PBM Business
Certain aspects of our PBM business are or may be affected by bodies of law that exist at both the federal and state levels and by other standard setting entities. Among these are the following:
Deficit Reduction Act of 2005. The Deficit Reduction Act of 2005 (“DRA”) enacted significant changes to the Medicaid program, a state and federally funded program, with respect to prescription drugs. Among other things, the DRA revises the methodology used to determine federal upper payment limits, to pharmacies, and the maximum amount a state can reimburse for generic drugs under Medicaid. In addition, the DRA permits stronger cost-sharing requirements applicable to Medicaid prescription drugs, and contains provisions intended to reduce fraud, waste and abuse in the Medicaid program. The DRA's fraud, waste and abuse provisions, among other things, incentivize states to enact their own false claims acts, mirrored on the FCA, described above, and provides for appropriate federal funding to increase oversight of the Medicaid program. The DRA's fraud, waste and abuse provisions also include a provision intended to strengthen Medicaid's status as payor of last resort relative to private health insurance by specifying that PBMs and self-insured plans may be liable third parties. The provisions in the DRA have the potential to impact the PBM industry by means of increased prosecutorial and private litigant scrutiny of the pharmaceutical industry in general, which may include PBMs. Additionally, the DRA mandates the public availability of pharmaceutical manufacturer average manufacturer prices (“AMPs”) and creates incentives to states to use AMPs for Medicaid reimbursement, potentially paving the way for a more general market shift in reimbursement mechanisms from AWP-based methodologies to AMP-based methodologies. Additionally, the third party recovery provisions in the DRA may lead to greater financial recoveries from third party PBMs in cases where Medicaid was not properly a primary payor on a drug claim, even where a PBM is not financially at risk.
Privacy and Confidentiality Legislation. Our activities involve the receipt, use and disclosure of confidential health information, including disclosure of the confidential information to a customer's health benefit plan, as permitted in accordance with applicable federal and state privacy laws. In addition, we use and disclose de-identified data for analytical and other purposes. Many state laws restrict the use and disclosure of confidential medical information, and similar new legislative and regulatory initiatives are underway at the state and federal level. To date, no such laws presently have a material adverse impact on our ability to provide our services, but there can be no assurance that federal or state governments will not enact such legislation, impose restrictions or adopt interpretations of existing laws that could have a material adverse effect on our business, results of operations, financial condition or cash flows.
The Health Insurance Portability and Accountability Act of 1996 and the regulations issued thereunder (collectively “HIPAA”) impose extensive requirements on the way in which health plans, healthcare providers that engage in certain electronic financial and administrative transactions covered by HIPAA, and healthcare clearinghouses (known as “covered entities”) and the persons or entities that create, receive, maintain, or transmit protected health information (“PHI”) to provide services to covered entities or to perform functions on their behalf (known as “business associates”), use, disclose and safeguard PHI, including requirements to protect the integrity, availability and confidentiality of electronic PHI. Many of these obligations were expanded under the Health Information Technology for Economic and Clinic Health Act (the “HITECH Act”), passed as part of the American Recovery and Reinvestment Act of 2009. In January 2013, the Office for Civil Rights (“OCR”) of HHS issued a final rule under the HITECH Act that makes sweeping changes to the privacy, security, breach notification and enforcement regulations promulgated under HIPAA (the “Final Omnibus Rule”). The Final Omnibus Rule, which also implements certain provisions under HITECH and the Genetic Information Nondiscrimination Act of 2008 (“GINA”), enhances individual privacy protections, provides individuals new rights to their health information, and strengthens the government's ability to enforce HIPAA. Generally, covered entities and business associates must come into compliance with the Final Omnibus Rule by September 23, 2013, though some exceptions exist (e.g., a later deadline for modification of certain business associate agreements, discussed herein).
The privacy regulations (the “Privacy Rule”) issued by OCR pursuant to HIPAA, give individuals the right to know how their PHI is used and disclosed, as well as the right to access, amend and obtain information concerning certain disclosures of PHI. Covered entities, such as pharmacies and health plans, are required to provide a written Notice of Privacy Practices (“NPPs”) to individuals that describes how the entity uses and discloses PHI, and how individuals may exercise their rights with respect to their PHI. For most uses and disclosures of PHI other than for treatment, payment, healthcare operations, and certain public policy purposes, HIPAA generally requires that covered entities obtain a valid written individual authorization. In most cases, use or disclosure of PHI must be limited to the minimum necessary to achieve the purpose of the use or disclosure. The Final Omnibus Rule modifies the content of NPPs in significant ways, requiring, among other things, statements informing individuals of their rights to receive notifications of any breaches of unsecured PHI and to restrict disclosures of PHI to a health plan where the individual pays out of pocket.
We are a covered entity under HIPAA in connection with our operation of mail order and specialty service pharmacies. In connection with our other PBM and some HCIT services that require access to PHI, we are not considered a covered entity. However, our health plan clients and pharmacy customers are covered entities, and are required to enter into business associate agreements with vendors, such as PBMs, that perform a function or activity for the covered entity, or provide a service to the covered entity, that involves the creation, receipt, maintenance, or transmission of individually identifiable health information. The business associate agreements mandated by the Privacy Rule create a contractual obligation for the business associate to perform our duties for the covered entity in compliance with the Privacy Rule. Additionally, effective February 2010, the HITECH Act created a statutory obligation for us, when we act as a business associate, to satisfy certain aspects of the Privacy Rule and the HIPAA security regulations. Regulations to this effect were recently implemented under the Final Omnibus Rule, imposing direct liability on business associates for, among other things, impermissible uses and disclosures of PHI; failure to implement certain administrative, physical, and technical safeguards for PHI; and failure to provide access to a copy of electronic PHI to the covered entity, the individual, or the individual's designee (whichever is specified in the business associate agreement).
The Final Omnibus Rule also extends the business associate provisions of the HIPAA Rules to subcontractors where the function, activity, or service delegated by the business associate to the subcontractor involves the creation, receipt, maintenance, or transmission of PHI. As such, business associates are required to enter into business associate agreements with subcontractors for services involving access to PHI.
Importantly, the Final Omnibus Rule greatly expands the types of product- and service-related communications to patients or enrollees that will require individual authorizations by requiring individual authorization for all treatment and health care operations communications where the covered entity receives payment in exchange for the communication from or on behalf of a third party whose product or service is being described. While OCR has established limited exceptions to this rule where individual authorization is not required, for example with regard to refill reminders when certain criteria are met, the marketing provisions finalized in the Final Omnibus Rule could potentially have an adverse impact on our business and revenues.
If we fail to comply with HIPAA or our policies and procedures are not sufficient to prevent the unauthorized disclosure of PHI, we could be subject to liability, fines and lawsuits under federal and state privacy laws, consumer protection statutes and other laws. Criminal penalties and civil sanctions may be imposed for failing to comply with HIPAA standards either as a covered entity or business associate, and these penalties and sanctions have significantly increased under the HITECH Act. Covered entities may also be excluded from federal health care programs for violating the Transaction Rule. In February 2011, OCR, the agency responsible for enforcing HIPAA and HITECH, issued the first civil monetary penalty ever imposed for a covered entity's violation of the HIPAA Privacy Rule. Moreover, the Final Omnibus Rule now also imposes civil monetary penalties on covered entities and business associates for the acts and omissions of their agents (i.e., business associates and subcontractors, respectively).

In addition to imposing potential monetary penalties, the HITECH Act also requires OCR to conduct periodic compliance audits. Furthermore, HITECH provides authority to state attorneys general to bring actions in federal court for violations of HIPAA on behalf of state residents harmed by such violations. Several such actions have already been brought against both covered entities and a business associate, and continued enforcement actions are likely to occur in the future.
If we experience a security breach, which can occur despite our best efforts to safeguard our data, we could be subject to liability, fines and lawsuits. The expenses associated with investigating and remediating a breach can be significant. Finally, a security breach can have a detrimental impact on our business reputation.
The transactions and code sets regulation (the “Transaction Rule”) promulgated under HIPAA requires that all covered entities that engage in certain electronic transactions, directly or through a third party agent, use standardized formats and code sets. We, in our role as a business associate of a covered entity, must conduct such transactions in accordance with the Transaction Rule and related regulations that require the use of operating rules in connection with HIPAA transactions. We, in our role as a specialty pharmacy, must also conduct such transactions in accordance with such regulations or engage a clearinghouse to process their covered transactions. HHS promulgated a National Provider Identifiers (“NPI”) Final Rule which requires covered entities to utilize NPIs in all Standard Transactions. NPIs replaced NABP numbers for pharmacies, Drug Enforcement Agency numbers for physicians and similar identifiers for other health care providers for purposes of identifying providers in connection with HIPAA standard transactions.
The security regulations (the “Security Rule”) issued pursuant to HIPAA mandate the use of administrative, physical, and technical safeguards to protect the confidentiality of electronic PHI. The Security Rule applies to covered entities and business associates.
We must also comply with the “breach notification” regulations, which implement provisions of the HITECH Act. In the case of a breach of “unsecured PHI,” covered entities must promptly notify affected individuals and the HHS Secretary, as well as the media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to the HHS Secretary on an annual basis. The regulations also require business associates of covered entities to notify the covered entity of such breaches by the business associate.
Final regulations governing the accounting of disclosures are expected to be issued by OCR in 2013. The applicable proposed rule, if finalized, would require covered entities to develop systems to monitor and record (1) which of their employees and business associates access an individual's electronic PHI contained in a designated record set, (2) the time and date access occurs, and (3) the action taken during the access session (e.g., modification, deletion, viewing). The final regulations could impose significant burdens on covered entities and business associates.
The Health Care Reform Laws require the Secretary of HHS to develop new health information technology standards that could require changes to our existing software products. For example, the statute requires the establishment of interoperable standards and protocols to facilitate electronic enrollment of individuals in federal and state health and human services programs and provides the government with authority to require incorporation of these standards and protocols in health information technology investments as a condition of receiving federal funds for such investments.
While new and future legal interpretations could alter our assessment of our efforts to comply with provisions of HIPAA, the HITECH Act, and the Health Care Reform Laws that govern the privacy, security and standardization of health care information and transactions, we currently believe that compliance with these legal authorities should not have a material adverse effect on our business operations.
Pursuant to HIPAA, state laws that are more protective of PHI are not pre-empted. Therefore, to the extent states continue to enact more protective legislation, we could be required to make significant changes to our business operations. In addition, independent of any regulatory restrictions, individual health plan clients could increase limitations on our use of medical information, which could prevent us from offering certain services.

The Health Care Reform Laws. In March 2010, the federal government enacted the Health Care Reform Laws, which contain a variety of provisions that could have a significant impact on us and our customers. The Health Care Reform Laws provide the opportunity for significant expansion of our PBM and health information technology activities. These potential benefits are the result of an expected increase in the number of individuals with health insurance and the potential increase in demand for pharmaceutical products and health information technology services. However, the Health Care Reform Laws also present great uncertainty for us and potential risks to our operations and financial success. The Health Care Reform Laws contain many provisions intended to reduce the government's healthcare costs through reimbursement reductions, alternative payment methods, and ongoing studies of healthcare reimbursement systems. For example, the Health Care Reform Laws establish the Independent Payment Advisory Board, or IPAB, which is designed to make proposals as early as 2014 to reduce the per capita rate of growth in Medicare spending in years when that growth exceeds established targets. Another potential source of reimbursement uncertainty is the newly established Center for Medicare and Medicaid Innovation, or CMMI, which is designed to test the cost-cutting efficacy of innovative payment service delivery systems through demonstration projects. These types of provisions could have a significant impact on our profitability and that of our customers, particularly because of the unpredictability of the proposals that could be generated by the IPAB and the CMMI.
The Health Care Reform Laws also require PBMs to disclose certain information, including discounts and rebates obtained from pharmaceutical manufacturers, to Part D Plans or qualified health benefits plans offered through an exchange. In addition, the Health Care Reform Laws change the calculation of Medicaid rebates in a way that could increase or decrease pharmaceutical manufacturers' incentives to provide discounts and rebates to PBMs. These changes could have a negative impact on our revenues or business model. Additionally, as noted above, the Health Care Reform Laws expand existing fraud and abuse provisions and significantly increase the resources available to the federal government to pursue fraud and abuse issues, which could expose us to greater scrutiny and possibly significant financial liability. For example, the Health Care Reform Laws extend the treble damages available for violations of the FCA to violations relating to the state-based health insurance exchanges created by the Health Care Reform Laws. The Health Care Reform Laws also establish new civil monetary penalties: $15,000 daily for failure to grant timely access to the OIG for the purposes of audits or investigations and $50,000 for each false record or statement knowingly submitted or caused to be submitted for payment of items furnished under a federal health care program. As a result, we may be forced to expend greater resources on monitoring and compliance programs and legal fees. Similarly, our customers may be subject to greater scrutiny and financial liability, which could indirectly put pressure on our financial relationships with those customers.
Aside from the particular provisions of the Health Care Reform Laws, there is significant uncertainty about how the Health Care Reform Laws will be implemented, likely through hundreds of new regulations, guidance documents, and other policy statements that could result in significant changes to our business model and the healthcare industry as a whole.
Laws and Regulations Specifically Related to Our Mail Order and Specialty Pharmacy Operations
We operate mail order pharmacy facilities in Colorado, Florida, Ohio and Texas and specialty pharmacies in Alabama, Georgia, Kansas, Louisiana, Maine, Massachusetts, Mississippi, Nevada, Tennessee, Texas, and West Virginia. In addition to the laws and regulations discussed above that may affect mail order and specialty pharmacy operations, we are subject to state and federal statutes and regulations governing the operation of pharmacies, repackaging of drug products and dispensing of controlled substances. Among these are the following:

Pharmacy Licensure and Regulation. We are subject to state and federal statutes and regulations governing the operation of mail order and specialty pharmacies and the dispensing of controlled substances. Our pharmacies deliver prescription drugs and supplies to individuals in all 50 states. The practice of pharmacy is generally regulated at the state level by state boards of pharmacy. Each of our pharmacies must be licensed in the state in which it is located. Also, many of the states where we deliver pharmaceuticals, including controlled substances, have laws and regulations that require out-of-state mail service pharmacies to register with that state's board of pharmacy or similar regulatory body. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. Federal controlled substance laws require us to register our pharmacies with the U.S. Drug Enforcement Administration, or DEA, and to comply with security, record keeping, inventory control and labeling standards in order to dispense controlled substances. We are also subject to certain federal and state laws affecting Internet-based pharmacies because we dispense prescription drugs pursuant to refill orders received through our websites, among other methods. Several states have proposed new laws to regulate Internet-based pharmacies, and federal regulation of Internet-based pharmacies by the FDA or another federal agency has also been proposed. Other statutes and regulations may affect our mail service operations. For example, the Federal Trade Commission, or FTC, requires mail service sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the products to be sold, to fill mail service orders within thirty days and to provide clients with refunds when appropriate. In addition, the U.S. Postal Service has statutory authority to restrict the transmission of drugs and medicines through the mail. Our pharmacists are subject to state regulation of the profession of pharmacy and employees engaged in a professional practice must satisfy applicable state licensing requirements.
Regulation of Controlled Substances. Our mail order facilities must register with the DEA and individual state-controlled substance authorities in order to dispense controlled substances. Federal law requires us to comply with the DEA's security, record keeping, inventory control and labeling standards in order to dispense controlled substances. State-controlled substance law requires registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state pharmacy licensing authority.

Other Regulations. Federal law prohibits the restocking and double billing of prescription drugs in connection with the Medicaid program. Additionally, the FTC regulates advertising by mail order pharmacies and requires such facilities to stock a sufficient inventory or have adequate sources of supply to meet the anticipated demand for an advertised product, to fill mail orders within the time stated at the time the order was placed or within 30 days if no shipment statement was made, and to provide full or partial customer refunds when an order is appropriately cancelled or cannot be filled when or as required. The FTC also has authority to protect consumer privacy and personal information, which authority it has historically exercised broadly. In addition, the FDA sets standards for the packaging of prescription drugs. Federal and state anti-kickback laws also apply to our mail order and specialty pharmacies. We believe that we are in substantial compliance with state and federal requirements pertaining to our mail order and specialty pharmacy operations.

Employees

As of December 31, 2012, the Company had approximately 3,300 employees, primarily located in Lisle, Illinois, Rockville, Maryland and Scottsdale, Arizona, whose services are devoted full time to Catamaran and its subsidiaries. The Company has never had a work stoppage. The Company’s personnel are not represented by any collective bargaining unit and are not unionized. The Company considers its relations with its personnel to be good. The Company’s future success will depend, in part, on its ability to continue to attract, retain, and motivate highly qualified technical and managerial personnel, for whom competition is intense.

Financial information about segments

The Company operates in two reportable operating segments, PBM and HCIT. Financial information about the Company’s segments is described in Note 16 — Segment Information to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Customers

The Company generates a significant portion of its revenue from a small number of customers and for the year ended December 31, 2012, HealthSpring, Inc. ("HealthSpring") accounted for 31% of total revenue. The loss of, or substantial changes in the services provided to, these significant customers, or the loss of other customers that could be significant in the aggregate, could have a material adverse effect on the Company’s results of operations. See "Item 1A. - Risk Factors - Business Risks - We are dependent on key customers" below for additional information regarding our relationship with HealthSpring and other significant customers.

ITEM 1A. RISK FACTORS

Business Risks

Our future growth is dependent on further market acceptance and increased market penetration of our products.

Our business model depends on our ability to sell our products and services. Achieving increased market acceptance of our products and services will require substantial sales and marketing efforts and the expenditure of significant financial and other resources to create awareness and demand by participants in the pharmaceutical supply chain. Additionally, payers, which may have invested substantial resources in other methods of conducting business and exchanging information, may be reluctant to purchase our products and services.

We cannot be assured that payers will purchase our products and services. If we fail to achieve broad acceptance of our products and services by payers, and other healthcare industry participants, or if we fail to position our services as a preferred method for information management and pharmaceutical healthcare delivery, our business, financial condition, and results of operations will be materially adversely affected.

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

We are dependent on key customers.

We generate a significant portion of our revenue from a small number of customers. Our largest customer, HealthSpring, accounted for approximately 31% of Catamaran's total revenue for the year ended December 31, 2012. On January 31, 2012, Cigna Corporation (“Cigna”) announced the completion of its acquisition of HealthSpring in an all-cash transaction. The Company's contract with HealthSpring (the “HealthSpring contract”) was effective on January 1, 2011 and has an initial three-year term (with two additional one-year extensions). Neither party to the HealthSpring contract has the right to terminate the agreement prior to the end of the initial term, except in the event of a material breach. While the Company does not currently anticipate any adverse impact to its financial results through the initial term of the HealthSpring contract as a result of the acquisition, we can give no assurances that we will be able to continue to generate a substantial portion of our revenues from HealthSpring for the foreseeable future, or that we will be able to extend or renew the HealthSpring contract past the initial period.

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

Many healthcare industry participants are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, thereby decreasing the number of market participants, competition to provide products and services like ours will become more intense, and the importance of establishing relationships with key industry participants will become greater. In the past, we have lost customers as a result of industry consolidation. In addition, industry participants may try to use their market power to negotiate price reductions for our products and services. Further, consolidation of management and billing services through integrated delivery systems may decrease demand for our products. If we are forced to reduce prices as a result of either an imbalance of market power or decreased demand for our products, revenue would be reduced and we could become significantly less profitable.

Our business strategy of expansion through acquisitions may result in unexpected integration costs and challenges, loss of acquired business and/or dilution to existing shareholders.

We look to the acquisition of other businesses, such as the Merger with Catalyst, and acquisitions of National Medical Health Card Systems, Inc. (“NMHC”), MedfusionRx, PTRX, SaveDirectRx, and HealthTran as a way to achieve our strategy of expanding our product offerings and customer base. The successful implementation of this acquisition strategy depends on our ability to identify suitable acquisition candidates, acquire companies on acceptable terms, integrate the acquired company's operations and technology successfully with our own, and maintain the goodwill of the acquired business. We are unable to predict whether or when we will be able to identify any suitable additional acquisition candidates or the likelihood that any potential acquisition will be completed. It is also possible that a potential acquisition will be dilutive to existing shareholders. Refer below for specific risks related to acquisitions.

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

In March 2009, a federal district court gave final approval to the settlements of class action lawsuits brought against FDB and Medi-Span, two primary sources of AWP price reporting. Under the terms of the settlements, FDB and Medi-Span agreed to reduce the reported AWP of certain drugs by four percent, effective September 26, 2009. In response to this action, the Company, as authorized in most of the Company's standard customer contracts, adopted a revised pricing benchmark to ensure cost neutrality for the Company, its customers and pharmacies as to what they paid or received, as applicable, for prescription drug products using the AWP pricing benchmark before September 26, 2009 and what they would pay or receive on or after September 26, 2009. While that transition has been accomplished to date with no material adverse effect on the Company, there can be no assurances that customers and pharmacies, in reviewing the results of the transition may not challenge the way in which the transition occurred and/or whether it preserved cost neutrality as intended, or that the results of such challenges will not have a material adverse effect on our financial performance, results of operations and financial condition in future periods.

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

If we lose relationships with one or more key pharmaceutical manufacturers or third party rebate administrators or if rebate payments we receive from pharmaceutical manufacturers and rebate processing service providers decline, our business, results of operations, financial condition or cash flows could be negatively impacted.

We receive fees from our clients for administering a rebate program with pharmaceutical manufacturers based on the use of selected drugs by members of health plans sponsored by our clients, as well as fees for other programs and services. We believe our business, results of operations, financial condition or cash flows could suffer if:

•	we lose relationships with one or more key pharmaceutical manufacturers or third party rebate administrators;

•	we are unable to finalize rebate contracts with one or more key pharmaceutical manufactures in the future, or are unable to negotiate interim arrangements;

•	rebates decline due to the failure of our health plan sponsors to meet market share or other thresholds;

•	legal restrictions are imposed on the ability of pharmaceutical manufacturers to offer rebates or purchase our program services;

•	pharmaceutical manufacturers choose not to offer rebates or purchase our programs or services; or

•	rebates decline to contract branded products losing their patients
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

The healthcare industry is highly regulated and is subject to changing political, economic, and regulatory influences. For example, the Balanced Budget Act of 1997 (Public Law 105-32) contained significant changes to Medicare and Medicaid and had an impact for several years on healthcare providers' ability to invest in capital intensive systems. In addition, the Health Insurance Portability and Accountability Act of 1996 (Public Law 104-191) (“HIPAA”), as amended by the 2009 Health Information Technology for Economic and Clinical Health Act (Public Law 111-5) (“HITECH”), and Canadian privacy statutes directly impact the healthcare industry by requiring various security and privacy measures in order to ensure the protection of patient health information. Over the years, the government has become increasingly involved in healthcare issues, and healthcare related legislation continues to impact the industry, including, for example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Public Law 108-173) (“Medicare Modernization Act” or “MMA”), which introduced the Medicare Part D benefit, effective January 1, 2006; the Deficit Reduction Act of 2005 (Public Law 109-171) (“DRA”); the Medicare Improvements for Patients and Providers Act of 2008 (Public Law 110-275) (“MIPPA”); the American Recovery and Reinvestment Act of 2009; the Patient Protection and Affordable Care Act (Public Law 111-148) (“PPACA”); and the Health Care and Education Reconciliation Act of 2010 (Public Law 111-152), which amended the PPACA (collectively, the “Health Care Reform Laws”). In addition, other U.S. initiatives at both the federal and state levels could lower reimbursement rates and otherwise change the business environment of our customers and the other entities with which we have a business relationship. Further, existing laws and regulations are subject to changing interpretation by courts, regulatory agencies, and agency officials. PBMs have also increasingly become the target of federal and state litigation over alleged practices relating to prescription drug switching, soliciting and receiving unlawful remuneration, handling of rebates, and fiduciary duties, among others.

These factors affect PBMs directly, as well as impacting the purchasing practices and operation of healthcare organizations. For example, the Health Care Reform Laws impose new transparency requirements on PBMs, and the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule implementing these requirements in April 2012. Among other requirements, the new transparency regulations require PBMs to report certain data to the Medicare Part D plan sponsor, who in turn must provide such information to CMS, including, for example, the total number of prescriptions that were dispensed, the aggregate rebates and discounts received by the PBM and attributable to patient utilization under the plan, the percentage of all prescriptions that were provided through retail pharmacies compared to mail order pharmacies, and the aggregate amount of rebates received by the PBM and passed through to a Medicare Part D sponsor. The Health Care Reform Laws also contain programs to reform or amend the U.S. healthcare system and to change healthcare financing and reimbursement systems. These reforms are expected to increase the number of individuals who have health insurance coverage and expand the market for pharmaceutical products. However, healthcare industry participants may also respond by reducing their investments or postponing investment decisions, including investments in our product offerings. Importantly, in January 2013, the Department of Health and Human Services (“HHS”) Office for Civil Rights (“OCR”) issued a final rule which makes sweeping changes to the privacy, security, breach notification and enforcement regulations promulgated under the Administrative Simplification provisions of HIPAA (the “Final Omnibus Rule”). The Final Omnibus Rule, which implements certain provisions under HITECH and the Genetic Information Nondiscrimination Act of 2008 (“GINA”), enhances individual privacy protections, provides individuals new rights to their health information, and strengthens the government's ability to enforce HIPAA. The healthcare industry is expected to continue to undergo significant changes for the foreseeable future, and we cannot predict the effect of possible future legislation and regulation on our business, financial condition and results of operations.

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

The Health Care Reform Laws and other proposals considered by Congress related to health care, could impact PBMs directly (e.g., requiring disclosure of information about pricing and product switches), or indirectly (e.g., modifying reimbursement rates for pharmaceutical manufacturers participating in government programs). The Health Care Reform Laws and other health care related proposals may increase government involvement in healthcare and regulation of PBM, pharmacy services and managed care plans, or otherwise change the way we do business. Some of these initiatives would, among other things, require that health plan members have greater access to drugs not included on a plan's formulary and give health plan members the right to sue their health plans for malpractice when they have been denied care. Health plan sponsors may react to the Health Care Reform Laws or other health care related proposals, and the uncertainty surrounding them, by cutting back or delaying the purchase of our PBM services, and manufacturers may react by reducing rebates or reducing supplies of certain products. These proposals could lead to a decreased demand for our services or to reduced rebates from manufacturers. We cannot predict what effect, if any, these proposals may have on our businesses. PBMs have recently been subject to enhanced political scrutiny as certain U.S. Senators have criticized PBMs for entering into agreements with manufacturers to allegedly limit access to generic products and for allegedly contributing to over-utilization and off-label use of some antipsychotic drugs. This enhanced scrutiny may result in increased audits or examination of the PBM industry. Further, in its FY 2013 Workplan, the HHS Office of Inspector General (“OIG”) has indicated an intent to focus on PBMs, with plans to (i) review the rebates collected by Medicare Part D sponsors and PBMs and analyze whether there are any discrepancies between the rebate amounts negotiated between PBMs and manufacturers and the actual rebates paid and (ii) assess Medicare Part D sponsors' abilities to oversee the ways in which PBMs carry out their responsibilities to administer their formularies and manage prescription drug use. Other legislative or market-driven changes in the healthcare system that we cannot anticipate could also materially adversely affect our business, financial condition and results of operations.

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

MMA created a new, voluntary prescription drug benefit for Medicare beneficiaries entitled to Medicare benefits under Medicare Part A or enrolled in Medicare Part B effective January 1, 2006. We currently participate in the administration of the Medicare drug benefit: (i) through the provision of PBM services to our health plan customers and other customers that have qualified as a PDP or a “Medicare Advantage” prescription drug plan, (ii) by assisting employers, unions and other health plan customers that qualify for the retiree drug subsidy available under Medicare Part D by collecting and submitting eligibility and/or drug cost data to CMS for them in order to obtain the subsidy, and (iii) by operating as a CMS approved Employer/Union Group Waiver PDP contract with CMS (S8841). Our existing PBM business could be adversely affected if our customers decide to discontinue providing prescription drug benefits altogether to their Medicare-eligible members. We are not yet able to assess the impact that Medicare Part D will have on our customers' decisions to continue to offer a prescription drug benefit to their Medicare-eligible members.

                In addition, as an approved PDP sponsor, we are a direct contractor to the federal government and are subject to the rules, regulations, and enforcement authority of the federal government over its contractors. Our subsidiary, Catamaran Insurance of Ohio, Inc, holds a contract with CMS to offer PDP services to employer groups. As required by CMS regulations to become a PDP sponsor, Catamaran Insurance of Ohio, Inc. is licensed as a domestic insurance company in its domicile state, Ohio, and is further licensed as a non-resident insurer in 47 other states. We are currently able to offer non-risk based and risk bearing Medicare benefits to employer groups. We do not currently offer our PDP services directly to individual Medicare Part D enrollees and we would require a contract with CMS authorizing us to do so.

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

Contracts with our customers have complex calculations. We are consistently in the process of implementing procedures to improve our monitoring of material contractual obligations. We continue to issue credit memos to customers related to meeting, among other things, pricing performance guarantees and service level requirements. The continued issuance of credit memos could adversely affect our business, profitability and growth prospects.

Failure of our health plan customers to pay for prescription claims or a delay in payment of those claims could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Our contracts with retail pharmacies that participate in our network generally obligate us to make payments for prescription claims even if we are not reimbursed by our customers. If our customers delay their reimbursement payments or fail to make payments for prescription claims, it could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

Unprecedented national and global market and economic conditions that began in 2008 have been and continue to be challenging because of high unemployment, tighter credit conditions and minimal economic recovery in most major economies. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, non-U.S. government debt, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for the U.S. and many other economies. These factors have lead to a decrease in spending by businesses and consumers alike, which may adversely affect our business, results of operations, financial condition and cash flows, to the extent they impact the liquidity and financial condition of our customers, reduces the extent to which employers are able to offer pharmacy benefits or reduces the number of employees receiving pharmacy benefits through their employer.

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

It is difficult to predict the length of the sales cycle for our solutions.

The length of the sales cycle for our solutions is difficult to predict, as it depends on a number of factors, including the nature and size of the potential customer and the extent of the commitment being made by the potential customer. Our sales and marketing efforts with respect to pharmaceutical providers and payors generally involve a lengthy sales cycle due to these organizations' complex decision-making processes. Additionally, in light of increased government involvement in healthcare and related changes in the operating environment for healthcare organizations, our current and potential customers may react by curtailing or deferring investments, including those for our services. In many cases, our acquisition of new business is dependent on us successfully bidding pursuant to a competitive bidding process. If potential customers take longer than we expect to decide whether to purchase our solutions, our selling expenses could increase and our revenues could decrease or be delayed, which could materially harm our business, financial condition and results of operations.

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

In December 2011, we entered into a five-year $350 million unsecured revolving credit facility (the “2011 Revolving Facility”), of which $100 million in borrowings were drawn in January 2012 to finance in part the acquisition of HealthTran LLC. In July, 2012, we terminated our 2011 Revolving Facility and entered into a $1.8 billion senior secured term loan and revolving credit agreement with a group of lenders led by JP Morgan Chase Bank, N.A. (the “2012 Credit Agreement”). Concurrently with the Merger with Catalyst, we borrowed $1.4 billion under the 2012 Credit Agreement to partially finance the Merger. Our indebtedness under our credit facilities could adversely affect our financial condition. We will be required to devote a portion of our cash flows from operating activities to service our indebtedness, and therefore, such cash flows will not be available for other corporate purposes. If we are unable to generate sufficient cash flow from operations in the future to service our debt obligations, we may be required to refinance all or a portion of our existing debt facilities, or to obtain additional financing and facilities. However, we may not be able to obtain such refinancing or additional facilities on favorable terms or at all.

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

We have significant goodwill and other intangible assets totaling approximately $5.7 billion as of December 31, 2012. We are required to periodically evaluate goodwill and other intangible assets for impairment. In the future we may take charges against earnings resulting from impairment. Any determination requiring the write-off of a significant portion of our goodwill or other intangible assets could adversely affect our results of operations and our financial condition.

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

The success of the Merger will depend, in part, on our ability to successfully combine the businesses of Catamaran and Catalyst and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the combination. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected and the value of our common stock may be adversely affected.

The Merger involves the integration of Catalyst's businesses with Catamaran's business, which is a complex, costly and time-consuming process. We have not previously completed a transaction comparable in size or scope to the Merger with Catalyst. The integration of the companies may result in material challenges, including, without limitation:

•	the diversion of management's attention from ongoing business concerns and performance shortfalls at the combined company as a result of the devotion of management's attention to the integration;

•	managing a larger company;

•	maintaining employee morale and retaining key management and other employees;

•	integrating two unique corporate cultures, which may prove to be incompatible;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	retaining existing clients and attracting new clients on profitable terms;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	coordinating geographically separate organizations;

•	unanticipated issues in integrating information technology, communications and other systems;

•	unanticipated changes in applicable laws and regulations;

•	managing tax costs or inefficiencies associated with integrating the operations of the combined company; and

•	unforeseen expenses associated with the Merger.

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

The market price of our common stock may decline as a result of the Merger if, among other things, we are unable to achieve the expected growth in earnings, or if our operational cost savings estimates are not realized, or if the transaction costs related to the Merger and integration are greater than expected. The market price also may decline if we do not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the Merger on our financial results is not consistent with the expectations of financial or industry analysts.

The combined company's financial results will depend in substantial part on its ability to maintain the present relationships with customers.

A substantial portion of revenues for the Company is generated from a small number of customers. However, competitors of the Company may attempt to persuade present customers to take their business elsewhere. Contracts with many of these customers permit the customer to terminate the contract for convenience on relatively short notice or upon completion of a transaction such as the Merger. The combined company's success will depend in part on its ability to maintain these customer relationships. If the combined company is unable to maintain relationships with its customers, or is required to modify the financial terms of those relationships to the detriment of the combined company, its business, financial condition and results of operations could be adversely affected.

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

The Company incurred debt of approximately $1.4 billion to finance a portion of the cash component of the Merger consideration and to refinance existing indebtedness and to pay related fees and expenses. The financial and other covenants to which the Company has agreed in connection with the incurrence of such debt, and the company's increased indebtedness and higher debt-to-equity ratio in comparison to that on a recent historical basis may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions, thereby placing the Company at a competitive disadvantage compared to competitors that have less indebtedness and making us more vulnerable to general adverse economic and industry conditions. The increased indebtedness will also increase borrowing costs and the covenants pertaining thereto may also limit the Company's ability to obtain additional financing to fund working capital, capital expenditures, acquisitions or general corporate requirements. The Company will also be required to dedicate a larger portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow for other purposes, including working capital, capital expenditures and general corporate purposes. In addition, the company's borrowings are at variable rates of interest, therefore exposing the Combined company to interest rate risk.

The Company's ability to make payments on and to refinance its debt obligations and to fund planned capital expenditures will depend on its ability to generate cash from the Company's operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control.

The Company may not be able to refinance any of its indebtedness on commercially reasonable terms, or at all. If the Company cannot service its indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could impede the implementation of the combined company's business strategy or prevent the Company from entering into transactions that would otherwise benefit its business. Additionally, the Company may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

The Merger may not be accretive and may cause dilution to the Company's earnings per share, which may negatively affect the market price of the Company's common stock.

The Company currently anticipates that the Merger will be accretive to earnings per share in 2013. This expectation is based on preliminary estimates which may materially change. The Company could also encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the Merger. All of these factors could cause dilution to the Company's earnings per share or decrease or delay the expected accretive effect of the Merger and cause a decrease in the price of the Company's common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None

ITEM 2.	PROPERTIES
The Company’s principal executive offices, along with PBM and HCIT operations, are located in a 116,712 square foot leased office facility located at 2441 Warrenville Road, Suite 610 in Lisle, Illinois (suburban Chicago). This lease expires in January 2018. Additionally, the Company maintains PBM and HCIT operations in several other leased locations in the U.S. and Canada, including Arizona, Arkansas, Colorado,Georgia, Ontario (Canada), Massachusetts, Maryland, Pennsylvania and Texas. We operate mail order pharmacy facilities in Colorado, Florida, Ohio and Texas and specialty pharmacies in Alabama, Georgia, Kansas, Louisiana, Maine, Massachusetts, Mississippi, Nevada, Tennessee, Texas, and West Virginia. The Company believes these properties are adequate for its current operations. All of the Company's facilities are leased.

ITEM 3.	LEGAL PROCEEDINGS
For information on legal proceedings, see Note 15 — Commitments and Contingencies to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, which is hereby incorporated by reference into this Item 3.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common stock is traded on the Toronto Stock Exchange (“TSX”) and NASDAQ Stock Market (“NASDAQ”) under the ticker symbols “CCT” and “CTRX,” respectively. Stock prices quoted on the TSX are denominated in Canadian dollars. The following table sets forth for each period indicated the high and low sales prices for the Company’s common stock on the TSX:

	High		Low
2012
First quarter	Cdn	$37.62	Cdn	$28.64
Second quarter	Cdn	$52.85	Cdn	$36.17
Third quarter	Cdn	$53.30	Cdn	$42.03
Fourth quarter	Cdn	$52.75	Cdn	$45.49
2011
First quarter	Cdn	$26.76	Cdn	$21.21
Second quarter	Cdn	$29.75	Cdn	$25.28
Third quarter	Cdn	$31.32	Cdn	$22.47
Fourth quarter	Cdn	$30.49	Cdn	$20.73
The Company’s common stock began trading on the NASDAQ on June 13, 2006. The following table sets forth for each period indicated the high and low sales prices for the Company’s common stock on the NASDAQ:

	High	Low
2012
First quarter	$38.21	$28.41
Second quarter	$51.99	$36.41
Third quarter	$52.40	$41.67
Fourth quarter	$53.13	$45.43
2011
First quarter	$27.50	$21.30
Second quarter	$31.00	$26.27
Third quarter	$33.20	$22.66
Fourth quarter	$30.00	$20.18

On February 1, 2013, the closing sale price of the common stock, as reported by the TSX and NASDAQ was Cdn.$53.48 and $53.50 per share, respectively. As of February 1, 2013, there were approximately 61,401 holders of the Company’s common stock either of record or in street name.

Dividend Policy

We have never paid a cash dividend on our common shares and have no present intention to commence the payment of cash dividends. It is possible that the Board of Directors could determine in the future, based on the Company's financial and other relevant circumstances at that time, to pay cash dividends. We currently intend to retain earnings to finance the growth and development of our business and for working capital and general corporate purposes. Any payment of dividends will be at the discretion of our board of directors and will depend upon earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law and other factors. In particular, the terms of the 2012 Credit Agreement limit our ability to pay dividends. See Note 9 — Long-Term Liabilities in the notes to our consolidated financial statements for more information on the Company's 2012 Credit Agreement.

Stock Performance
TSX
The following graph shows a five-year comparison of the yearly percentage change in the cumulative returns for the Company’s stock, as compared to the TSX Composite Index and the S&P/TSX Capped Health Care index, as of December 31 of each year indicated. The graph assumes an initial investment of Cdn.$100 was made on January 2, 2008 and assumes the reinvestment of any dividends.
The following table presents the five-year comparison of cumulative returns for the Company’s stock, as compared to the TSX Composite Index and the S&P/TSX Capped Health Care Index, as of December 31 of each year indicated. The values assume an initial investment of Cdn.$100 was made on January 2, 2008 and assume the reinvestment of any dividends. Amounts presented in the table below are in Canadian dollars.

	Cumulative Total Return
	1/2/2008	2008	2009	2010	2011	2012
Catamaran	$100.00	$158.36	$399.03	$593.31	$797.63	$1,303.06
TSX Composite	$100.00	$64.54	$84.34	$96.53	$85.84	$89.28
S&P/TSX Capped Health Care Index	$100.00	$69.97	$89.65	$125.36	$142.15	$157.75

Nasdaq

The following graph shows a five-year comparison of the yearly percentage change in the Company’s stock, as compared to the Nasdaq Composite Index and the iShares Dow Jones US Healthcare Index, as of December 31 of each year indicated. The graph assumes an initial investment of $100 was made on January 2, 2008 and assumes the reinvestment of any dividends.
The following table presents a five-year comparison of cumulative returns for the Company’s stock, as compared to the Nasdaq Composite Index and the iShare Dow Jones US Healthcare index, as of December 31 of each year indicated. The values assume an initial investment of $100 was made on January 2, 2008 and assumes the reinvestment of any dividends.

	Cumulative Total Return
	1/2/2008	2008	2009	2010	2011	2012
Catamaran	$100.00	$129.36	$373.68	$593.63	$782.27	$1,304.71
Nasdaq Composite	$100.00	$60.43	$86.95	$101.66	$99.83	$115.71
iShares Dow Jones US Healthcare	$100.00	$77.47	$93.72	$97.58	$108.57	$128.89
The information in this “Stock Performance” section shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934.
Recent Sales of Unregistered Securities
Not applicable.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data have been derived from the consolidated financial statements of the Company contained elsewhere in this Annual Report on Form 10-K and the Company’s Annual Report on Form 10-K for the fiscal years ended December 31, 2012, 2011 and 2010. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, including the notes thereto.

	For The Years Ended December 31,
	2012(6)(7)(8)(9)	2011 (5)	2010(3)(4)	2009(2)	2008(1)
	(Dollars in thousands except share and per share data)
Statement of Operations Data:
Revenue	$9,940,120	$4,975,496	$1,948,389	$1,438,634	$862,939
Net income	$116,658	$91,786	$64,735	$46,061	$15,113
Earnings per share attributable to the Company
Basic	$0.70	$0.74	$0.53	$0.44	$0.16
Diluted	$0.70	$0.73	$0.51	$0.43	$0.16
Weighed average common shares outstanding:
Basic	166,765,682	124,253,312	121,473,662	104,016,816	91,913,864
Diluted	167,830,620	125,903,516	126,273,200	107,189,492	93,652,044
Ratio of earnings to fixed charges(10)	7.03	35.20	30.94	9.98	4.43

Balance Sheet Data:
Total assets	$7,385,127	$1,050,307	$816,790	$662,080	$428,343
Debt-current and long-term portion	$1,173,403	$—	$—	$—	$47,640
Total equity	$4,609,861	$671,038	$553,256	$458,494	$194,163
 Notes:

1)
Effective April 30, 2008, the Company, through a wholly-owned subsidiary, acquired all of the outstanding shares of NMHC, based in Port Washington, New York, which provided PBM services. The results of operations of the acquired business are included from the date of acquisition. The Company issued 11.1 million shares of its common stock in connection with the acquisition.

2)
On September 23, 2009, the Company completed a public offering in Canada and the U.S. of 20.7 million of its common shares at a price of $10.38 per share. The net proceeds to the Company from the offering were $203.1 million and were used for general corporate purposes.

3)
On September 17, 2010, the Company executed a two-for-one stock split effected by a stock dividend on the issued and outstanding common shares of the Company. All share and per share data presented in this Annual Report have been adjusted to reflect this stock split.

4)
The Company completed its acquisition of MedfusionRx on December 28, 2010. The purchase price for MedfusionRx was $101.5 million in cash with an additional $5.5 million potential earn-out payment subject to the achievement of certain financial performance targets through 2012.

5)
The Company completed its acquisitions of PTRX and SaveDirectRx on October 3, 2011. The aggregate purchase price for the acquisitions was $77.2 million in cash, subject to customary working capital adjustments, with an additional $4.5 million potential earn-out payment subject to the achievement of certain financial performance targets through 2012.

6)
In January 2012, the Company completed the acquisition of all of the outstanding equity interests of HealthTran, a full-service PBM, in exchange for $250 million in cash, subject to certain customary post-closing adjustments.

7)
On May 16, 2012, the Company completed its public offering of 12.0 million of its common shares at a price to the public of $45.30 per share. The net proceeds to the Company from the offering were approximately $519.1 million, after deducting the underwriting discounts and commissions and offering expenses. The Company used the net proceeds from the offering to pay a portion of the cash component of the Merger consideration and to pay certain related fees and expenses and used the balance for general corporate purposes.

8)
On July 2, 2012, the Company completed the Merger with Catalyst, a full-service PBM. Each share of Catalyst common stock outstanding immediately prior to the effective time of the Merger (other than shares owned by the Company or Catalyst or any of their respective wholly-owned subsidiaries) was converted in the Merger into the right to receive 1.3212 Company common shares (0.6606 of a Company common share prior to the October 2012 two-for-one stock split) and $28.00 in cash. This resulted in the Company issuing approximately 66.8 million shares of common stock, assuming 0.5 million Catalyst warrants, and paying $1.4 billion in cash to Catalyst shareholders to complete the Merger.

9)
On September 20, 2012, the Company executed a two-for-one stock split effected by a stock dividend on the issued and outstanding common shares of the Company. All share and per share data presented in this Annual Report have been adjusted to reflect this stock split.

10) See Exhibit 12.1 to this Annual Report for the computation of the ratios of earnings to fixed charges.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis (“MD&A”) of Catamaran Corporation (the “Company” or "Catamaran") should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto included in Item 8 of this Annual Report on Form 10-K. This MD&A also contains forward-looking statements and should be read in conjunction with the risk factors described in Item 1A “Risk Factors.”

Certain statements included in this MD&A, including those that express management's objectives and the strategies to achieve those objectives, as well as information with respect to the Company's beliefs, plans, expectations, anticipations, estimates and intentions, constitute “forward-looking statements” within the meaning of applicable securities laws. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management at this time, are inherently subject to significant business, economic and competitive uncertainties and contingencies. We caution that such forward-looking statements involve known and unknown risks, uncertainties and other risks that may cause our actual financial results, performance, or achievements to be materially different from our estimated future results, performance or achievements expressed or implied by those forward-looking statements. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including without limitation, our dependence on, and ability to retain, key customers; our ability to achieve increased market acceptance for our product offerings and penetrate new markets; consolidation in the healthcare industry; the existence of undetected errors or similar problems in our software products; our ability to identify and complete acquisitions, manage our growth, integrate acquisitions and achieve expected synergies from acquisitions; our ability to compete successfully; potential liability for the use of incorrect or incomplete data; the length of the sales cycle for our solutions and services; interruption of our operations due to outside sources; maintaining our intellectual property rights and litigation involving intellectual property rights; our ability to obtain, use or successfully integrate third-party licensed technology; compliance with existing laws, regulations and industry initiatives and future change in laws or regulations in the healthcare industry; breach of our security by third parties; our dependence on the expertise of our key personnel; our access to sufficient capital to fund our future requirements; potential write-offs of goodwill or other intangible assets; and the outcome of any legal proceeding that has been or may be instituted against us. This list is not exhaustive of the factors that may affect any of our forward-looking statements and is subject to change. For additional information with respect to certain of these and other factors, refer to the risk factors described in Item 1A of this Annual Report on Form 10-K.

In addition, numerous factors could cause actual results with respect to the merger with Catalyst Health Solutions, Inc. ("Catalyst" or the "Merger") to differ materially from those in the forward-looking statements, including, without limitation, the possibility that the expected efficiencies and cost savings from the Merger will not be realized, or will not be realized within the expected time period; the risk that the Company's and Catalyst businesses will not be integrated successfully; disruption from the Merger making it more difficult to maintain business and operational relationships; the risk of customer attrition; and the impact on the availability of funds for other business purposes due to our debt service obligations and funds required to integrate Catalyst.

When relying on forward-looking information to make decisions, investors and others should carefully consider the foregoing factors and other uncertainties and potential events. In making the forward-looking statements contained in this MD&A, the Company does not assume any future significant acquisitions, dispositions or one-time items. It does assume, however, the renewal of certain customer contracts. Every year, the Company has major customer contracts that come up for renewal. In addition, the Company also assumes new customer contracts. In this regard, the Company is pursuing large opportunities that present a very long and complex sales cycle which substantially affects its forecasting abilities. The Company has assumed certain timing for the realization of these opportunities which it believes is reasonable but which may not be achieved. Furthermore, the pursuit of these larger opportunities does not ensure a linear progression of revenue and earnings since they may involve significant up-front costs followed by renewals and cancellations of existing contracts. The Company has assumed certain revenues which may not be realized. The Company has also assumed that the material factors referred to in the previous paragraph will not cause such forward-looking information to differ materially from actual results or events. There can be no assurance that such assumptions will reflect the actual outcome of such items or factors. Accordingly, investors are cautioned not to put undue reliance on forward-looking statements.

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

Overview

Catalyst Merger

On April 17, 2012, the Company entered into a definitive merger agreement (the "Merger Agreement") to combine the Company and Catalyst in a cash and stock merger transaction (the "Merger"). The Merger was completed on July 2, 2012, following the approval by shareholders of the Company and Catalyst. For financial reporting and accounting purposes, the Company was the acquirer of Catalyst. The consolidated financial statements included in Item 8 of this Annual Report on Form 10-K reflect the results of operations of Catalyst since the acquisition date.

Additionally, following the completion of the Merger, the Company unveiled a new name and brand for the combined company, Catamaran Corporation. In conjunction with the name change, the Company's common shares began trading under the ticker symbols "CTRX" on the NASDAQ Stock Market and "CCT" on the Toronto Stock Exchange.

PBM Business

The Company provides comprehensive PBM services to customers, which include managed care organizations, local governments, unions, corporations, HMOs, employers, workers' compensation plans, third party health care plan administrators, and federal and state government programs through its network of licensed pharmacies throughout the United States. The PBM services include electronic point-of-sale pharmacy claims management, retail pharmacy network management, Medicare Part D services, patient services, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, data access and reporting and information analysis. The Company also owns and operates a network of mail and specialty pharmacies.

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

Revenue primarily consists of sales of prescription drugs, together with any associated administrative fees, to customers and participants, through the Company’s nationwide network of participating pharmacies or the Company's own mail and specialty pharmacies. Revenue related to the sales of prescription drugs is recognized when the claims are adjudicated and the prescription drugs are shipped. Claims are adjudicated at the point-of-sale using a real-time processing system.

Under the Company’s customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants. As such, the Company does not include participant co-payments paid to non-Company owned pharmacies in revenue or cost of revenue. During 2012, 2011 and 2010, pharmacies, excluding the Company's internally owned mail and specialty locations, collected approximately $1.8 billion, $0.7 billion, and $0.4 billion, respectively, in co-payments from the participants. If we had included these co-payments collected at non-Company owned pharmacies in our reported revenue and direct expenses, our operating and net income would not have been affected.

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

Operating Expenses

The Company’s operating expenses primarily consist of cost of revenue, selling, general and administrative (“SG&A”) costs, depreciation, and amortization. Cost of revenue includes the costs of drugs dispensed as well as costs related to the products and services provided to customers and costs associated with the operation and maintenance of the transaction processing centers. These costs include salaries and related expenses for professional services personnel, transaction processing centers’ personnel, customer support personnel and depreciation expense related to data center operations. SG&A costs relate to selling expenses, commissions, marketing, network administration and administrative costs, including legal, accounting, investor relations and corporate development costs. Depreciation expense relates to the depreciation of property and equipment used by the Company. Amortization expense relates to definite-lived intangible assets from business acquisitions.

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

The complicated environment in which the Company operates presents it with opportunities, challenges, and risks. The Company’s clients are paramount to its success; the retention of existing and winning of new clients and members poses the greatest opportunity, and the loss thereof represents an ongoing risk. The preservation of the Company’s relationships with pharmaceutical manufacturers and the Company's network of participating pharmacies is very important to the execution of its business strategies. The Company’s future success will hinge on its ability to drive volume at its mail and specialty pharmacies and increase generic dispensing rates in light of the significant brand-name drug patent expirations expected to occur over the next several years. The Company’s ability to continue to provide innovative and competitive clinical and other services to clients and patients, including the Company’s active participation in the Medicare Part D benefit and the rapidly growing specialty pharmacy industry, also will play an important part in the Company’s future success.

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

The Company operates in a competitive environment where clients and other payors seek to control the growth in the cost of providing prescription drug benefits. The Company’s business model is designed to reduce the level of drug cost. The Company helps manage drug cost primarily through its programs designed to maximize the substitution of expensive brand drugs with equivalent but much lower cost generic drugs, obtaining competitive discounts from suppliers, securing rebates from pharmaceutical manufacturers and third party rebate administrators, securing discounts from retail pharmacies, applying the Company’s sophisticated clinical programs, and efficiently administering prescriptions dispensed through the Company’s mail and specialty pharmacies.

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

Flexible, customized and independent services:  The Company believes a key differentiator between itself and its competitors is not only the Company's ability to provide innovative PBM services, but also to deliver these services on an à la carte basis. The Catamaran suite offers the flexibility of broad product choice along the entire PBM continuum, enabling enhanced customer control, solutions tailored to the Company's customers’ specific requirements, and flexible pricing. The market for the Company's products is divided between large customers that have the sophisticated technology infrastructure and staff required to operate a 24-hour data center and other customers that are not able or willing to operate these sophisticated systems.

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

The Company’s technology platform allows it to provide more comprehensive PBM services by offering customers a selection of services to choose from to meet their unique needs versus requiring them to accept a one-size-fits-all solution. The Company believes this à la carte offering is a key differentiator from its competitors.

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
Selected trends and highlights for the year ended December 31, 2012 compared to the same period in 2011
Business Trends
Our results for the year ended December 31, 2012 reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics, low-cost brands and mail and specialty pharmacies. A key focus during the year was the integration of our recent acquisitions of HealthTran, LLC ("HealthTran") in January and Catalyst in July. The addition of these companies with their additional scale and product offerings helped the Company continue to see the positive trends we experienced in 2011 related to improved pricing from increased scale and increased generic usage, and enabled the Company to offset the negative impact of various marketplace forces affecting pricing and plan structure, among other factors, and thus we were able to continue to generate improvements in our results of operations. Additionally, the regulatory environment continued to evolve during the year and we have continued to make significant investments in our product offerings designed to keep us ahead of the competition.

The integration of our recent acquisitions has helped drive overall growth in our top line revenue as well as in our overall operating results. We also continue to benefit from better management of ingredient costs through increased competition among generic manufacturers. The average generic dispensing rate ("GDR"), or the number of generic prescriptions as a percentage of the total number of prescriptions dispensed, for Catamaran clients reached 82% in 2012, compared to 78% in 2011. This aggressive generic trend is a result of a consultative client management approach and the strategic management of generic utilization, channel management, clinical programs, plan design and the use of a preferred network. This increase was helped considerably by a continuing wave of major generic releases.

Financial results

Total revenue in 2012 was $9.9 billion as compared to $5.0 billion in 2011. The increase is largely attributable to an increase in PBM revenue of $4.9 billion due primarily to the recent Merger with Catalyst, which was completed on July 2, 2012 and contributed $3.2 billion in revenue since the closing of the Merger, as well as organic growth driven by volume from the Company's PBM customers. As a result, the Company's adjusted prescription claim volume increased 116.9% in 2012 to 198.9 million from 91.7 million during 2011. Adjusted prescription claim volume equals the Company's retail and specialty pharmacy prescriptions, plus mail pharmacy prescriptions multiplied by three. The mail pharmacy prescriptions are multiplied by three to adjust for the fact that they typically include approximately three times the amount of product days supplied compared with retail and specialty prescriptions.

Operating income increased $76.4 million, or 54.4%, in 2012 to $217.0 million as compared to $140.6 million in 2011. The increase is largely attributable to the recent Merger with Catalyst, as well as organic growth as a result of the successful implementation of new customer contracts in 2012. Partially offsetting the growth in operating income during 2012 were Merger related expenses totaling $44.2 million and additional amortization expense of $104.8 million resulting from the identified intangible assets recorded due to the 2012 acquisitions.

The Company reported net income attributable to the Company of $116.7 million, or $0.70 per share (fully-diluted), for the year ended December 31, 2012 compared to $91.8 million, or $0.73 per share (fully-diluted), in 2011. Net income attributable to the Company is higher for the year ended December 31, 2012 as compared to 2011 as a result of the addition of the Catalyst book of business and other new customer implementations during the year. These increases were offset by an increase in interest expense of $23.9 million as a result of the Company's borrowings utilized to partially finance the Merger with Catalyst, plus the additional expenses discussed above. Amortization expense was $130.1 million in 2012 as compared to $16.4 million in 2011.

Earnings per share attributable to the Company decreased for the year ended December 31, 2012 as compared to 2011, primarily attributable to an increase in common shares outstanding as a result of the Company's issuance of approximately 12.0 million common shares in a May 2012 public offering and the issuance of 66.8 million shares to complete the Merger with Catalyst, as well as an increase in amortization expense as discussed above.

Strong operational results and strong attention to cash management yielded cash flow from operations of $249.7 million in 2012, an increase of $155.1 million from 2011.

Business combinations

On July 2, 2012, the Company completed the Merger with Catalyst, a full-service PBM. Each share of Catalyst common stock outstanding immediately prior to the effective time of the Merger (other than shares owned by the Company or Catalyst or any of their respective wholly-owned subsidiaries) was converted into the right to receive 1.3212 Company common shares (0.6606 of a Company common share prior to the October 2012 two-for-one stock split) and $28.00 in cash. This resulted in the Company issuing approximately 66.8 million shares of common stock, assuming 0.5 million Catalyst warrants, and paying $1.4 billion in cash to Catalyst shareholders to complete the Merger.

In January 2012, the Company completed the acquisition of all of the outstanding equity interests of HealthTran, in exchange for $250 million in cash, subject to certain customary post-closing adjustments. HealthTran was an existing HCIT customer and utilizes one of the Company's platforms for its claims adjudication services.

Recent developments

In December 2012, the Company expanded the size of its board of directors from seven to nine and appointed Betsy Holden and Karen Katen to Catamaran’s Board of Directors, effective December 10, 2012.

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

In July 2012, the Company announced that two new directors, Harry M. Kraemer and Steven B. Epstein, would join the Catamaran board following the completion of the Merger. Mr. Kraemer joined the Catamaran Board in July 2012 and Mr. Epstein joined the Catamaran Board in August 2012. In addition, Curtis J. Thorne and Philip R. Reddon tendered their resignations as Catamaran directors in July 2012.

In July 2012, following the completion of the Merger with Catalyst, the Company changed its name from SXC Health Solutions Corp. to Catamaran Corporation. Along with the name change, the Company's shares began being traded under the ticker symbols "CTRX" on the NASDAQ Stock Market (" NASDAQ") and as "CCT" on the Toronto Stock Exchange ("TSX"), replacing the ticker symbols "SXCI" and "SXC" on the NASDAQ and TSX, respectively.

Concurrent with the consummation of the Merger on July 2, 2012, the Company executed a $1.8 billion credit agreement consisting of (i) a five-year senior secured term loan facility in the amount of $1.1 billion (the “Term A Facility”) and (ii) a five-year senior secured revolving credit facility in the amount of $700 million (the “Revolving Facility,” and, together with the Term A Facility, the “2012 Credit Agreement”). In July 2012, the Company borrowed $1.4 billion under the 2012 Credit Agreement and utilized the proceeds to partially finance the aggregate cash consideration payable to Catalyst stockholders in the Merger, repay and discharge existing indebtedness of the Company and Catalyst and pay related transaction fees and expenses.  All obligations of the Company with respect to the 2012 Credit Agreement are guaranteed by certain of its material direct and indirect subsidiaries. Refer to Note 9 — Long - Term Liabilities in the notes to the consolidated financial statements for more information regarding the 2012 Credit Agreement.

On May 16, 2012, the Company announced that it successfully completed a public offering of 12.0 million of its common shares at a price to the public of $45.30 per share. The net proceeds to the Company from the offering were approximately $519.1 million, after deducting the underwriting discounts and commissions and offering expenses. The Company used the net proceeds from the offering to pay a portion of the cash component of the Catalyst Merger consideration and to pay certain related fees and expenses and used the balance for general corporate purposes.
Results of Operations

	Years Ended December 31,
	2012	2011	2010
	In thousands, except per share data
Revenue	$9,940,120	$4,975,496	$1,948,389
Cost of revenue	9,206,744	4,666,008	1,734,334
Gross profit	733,376	309,488	214,055
SG&A	369,492	145,788	101,682
Depreciation of property and equipment	16,749	6,744	5,995
Amortization of intangible assets	130,116	16,385	7,856
Operating income	217,019	140,571	98,522
Interest and other expense, net	26,682	2,277	966
Income before income taxes	190,337	138,294	97,556
Income tax expense	69,316	46,508	32,821
Net income	121,021	91,786	64,735
Less: Net income attributable to non-controlling interest	4,363	—	—
Net income attributable to the Company	$116,658	$91,786	$64,735
Diluted earnings per share attributable to the Company	$0.70	$0.73	$0.51

Revenue

Revenue increased $5.0 billion, or 99.8%, to $9.9 billion during 2012 from $5.0 billion in 2011, primarily due to the recent Merger with Catalyst, which was completed on July 2, 2012 and contributed $3.2 billion in additional revenue for the year ended December 31, 2012, as well as additional revenues from organic growth as a result of the implementations of new customer contracts in 2012. As a result of the increased business, the Company's adjusted prescription claim volume increased 116.9% to 198.9 million from 91.7 million during 2011.

Revenue increased $3.0 billion, or 155.4%, to $5.0 billion during 2011 as compared to 2010, primarily due to the implementation of HealthSpring as well as new customer starts during 2011. Revenues also increased in 2011 as compared to 2010 due to an increase in new PBM services sold to several existing HCIT customers as a result of synergies between the HCIT and PBM segments, which allowed the Company to focus on offering a broader array of products and services to the Company's customers.

Cost of Revenue

Cost of revenue increased $4.5 billion, or 97.3%, to $9.2 billion in 2012 from $4.7 billion in 2011, primarily due to the increased adjusted claim counts due to the reasons noted in the revenue discussion above. As a percentage of revenue, cost of revenue was 92.6% and 93.8% for the years ended December 31, 2012 and 2011, respectively. Increasing the utilization of generics and increased volumes at the Company's owned mail and specialty pharmacies helped yield a lower cost as a percentage of revenue during 2012. The increased scale as a result of recent acquisitions has also aided in lowering costs of goods sold as a percentage of revenue. The Company continues to focus on increasing generic utilization, mail and specialty penetration and improved pricing as a result of increased scale in order to lower our costs of good sold.

During 2011, cost of revenue increased $2.9 billion, or 169.0%, to $4.7 billion as compared to $1.7 billion in 2010. The increase in cost was consistent with the increased revenue during 2011, which was driven by the increased revenue from the PBM segment as a result of the implementation of the HeathSpring contract, new customer starts in 2011 as well as additional services sold to existing customers.

Gross Profit

Gross profit increased $423.9 million, or 137.0%, to $733.4 million during 2012, mainly due to an increase in PBM gross profit of $387.5 million, or 151.0% which was generated from the recent Merger with Catalyst, organic growth as a result of new customer contract implementations in 2012 and the integration of HealthTran customers. Consolidated gross profit percentage increased from 6.2% of revenue for the year ended December 31, 2011 to 7.4% of revenue for the year ended December 31, 2012, as a result of synergies realized from the integrations of Catalyst and HealthTran customers, increased generic utilization and improved mail and specialty penetration during 2012.

Gross profit increased $95.4 million, or 44.6%, to $309.5 million during 2011 as compared to 2010, mostly due to incremental PBM revenues. Gross profit percentage decreased from 11.0% of revenue for the year ended December 31, 2010 to 6.2% of revenue for the year ended

December 31, 2011. The PBM segment's gross profit percentage decreased due to the low gross profit percentage generated by the HealthSpring contract. While the gross profit percentage of the HealthSpring contract is lower than the Company's historical gross profit percentage, it brings a large volume of business to the Company.

SG&A Costs

SG&A costs for the year ended December 31, 2012 were $369.5 million compared to $145.8 million and $101.7 million for the years ended December 31, 2011 and 2010, respectively. SG&A costs consist primarily of employee costs in addition to professional services costs, facilities and costs not related to cost of revenue. SG&A costs have increased $223.7 million, or 153.4%, from 2011 to 2012 due to the addition of operating costs related to the Company's recent Merger with Catalyst and acquisition of HealthTran during 2012 that were not present during 2011. In addition to the increased costs as a result of adding operations from Catalyst and HealthTran, the Company had organic increases in SG&A in order to support the growth of the PBM segment, plus increases due to transaction and integration expenses related to the Merger totaling $27.2 million and another $17.0 million of expenses related to the Merger comprised of $6.6 million for transactions entered into by Catalyst prior to the Merger that were deemed to have future benefit to the Company and $10.4 million in severance charges incurred subsequent to the close of the Merger. SG&A costs also include stock-based compensation expense of $17.0 million, $8.8 million and $5.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in stock-based compensation was due to additional awards granted and increasing fair values per award.

Depreciation

Depreciation expense relates to property and equipment used in all areas of the Company except for those depreciable assets directly related to the generation of revenue, which is included in the cost of revenue in the consolidated statements of operations. Depreciation expense increased $10.0 million to $16.7 million for the year ended December 31, 2012 from $6.7 million for the same period in 2011, driven by additional depreciation from the assets acquired in the Merger with Catalyst and the acquisition of HealthTran, along with new asset purchases in 2012 to support the continued growth in the Company's business. Depreciation expense will continue to increase in 2013 as a result of a full year of depreciation of Catalyst assets, along with an increase due to new asset purchases in 2012.

Depreciation expense for the year ended December 31, 2011 increased $0.7 million from $6.0 million in 2010 as a result of new asset purchases made during 2011.

Amortization

Amortization expense for the year ended December 31, 2012 increased $113.7 million to $130.1 million compared to $16.4 million for the year ended December 31, 2011. The increase in amortization expense was driven mainly by the amortization of the intangible assets acquired in the recent Merger with Catalyst as well as the acquisition of HealthTran. Amortization expense also increased due to an $8 million adjustment to the useful life to the trade name intangible asset the Company carried from its acquisition of Medfusion in 2010. The adjustment to the useful life was triggered as a result of the Company re-branding its specialty business as BriovaRx in October 2012 and ceasing the use of the Medfusion name.

Amortization expense for the year ended December 31, 2011 was $16.4 million compared to $7.9 million for the year ended December 31, 2010. The increase was driven mainly by the amortization of intangible assets acquired in the 2011 and 2010 acquisitions. Refer to Note 4— Business Combinations in the notes to the consolidated financial statements for further details of the Company's recent acquisitions.

The Company's intangible assets are amortized in line with their estimated future economic benefits, which for certain assets is greater at the beginning of their life versus the end. Refer to Note 7 — Goodwill and Other Intangible Assets in the notes to the consolidated financial statements for more information on amortization expected in future years.

Interest and other expense, net

Interest and other expense, net increased $24.4 million to $26.7 million for the year ended December 31, 2012 from $2.3 million in 2011. The increase is driven by an increase in the interest expense of $23.9 million to $25.8 million for the year ended December 31, 2012 from $1.9 million in 2011, related to the $1.4 billion utilized on the Company's credit facility to partially finance the Merger with Catalyst. Refer to Note 9 — Long - Term Liabilities in the notes to the consolidated financial statements for more information related to the Company's credit facility. Interest expense, increased $0.5 million to $1.9 million for the year ended December 31, 2011 compared to 2010, primarily due to increased banking fees driven by a higher number of transactions as a result of business added from recent acquisitions and growth in the PBM segment.

Income Taxes

The Company recognized income tax expense of $69.3 million for the year ended December 31, 2012, representing an effective tax rate of 36.4%, compared to $46.5 million, representing an effective tax rate of 33.6%, for the same period in 2011. The effective tax rate increased during the current year due to certain costs that were not deductible and other taxes triggered as a result of the Catalyst Merger.

Segment Analysis

The Company manages its business in two segments: PBM and HCIT, and evaluates segment performance based on revenue and gross profit. Information about the Company’s reportable segments for the years ended December 31, 2012, 2011 and 2010 is presented below:

PBM	Years Ended December 31,
(dollars in thousands)	2012	2011	2010
Revenue	$9,785,084	$4,859,243	$1,841,600
Cost of revenue	9,141,029	4,602,662	1,681,944
Gross profit	$644,055	$256,581	$159,656
Gross profit %	6.6%	5.3%	8.7%

Revenue increased by $4.9 billion, or 101.4% to $9.8 billion for the year ended December 31, 2012 as compared to $4.9 billion in 2011. The increase in revenue is primarily due to the recent Merger with Catalyst, which was completed on July 2, 2012, and the acquisition of HealthTran in January 2012, as well as organic growth as a result of the implementation of new customer contracts in 2012. As a result of these customer additions, adjusted prescription claim volume for the PBM segment increased 116.9% to 198.9 million from 91.7 million during 2011.

Revenue increased $3.0 billion, or 163.9%, for the year ended December 31, 2011 as compared to 2010 due to new customer starts during 2011, lead by the implementation of the HealthSpring contract on January 1, 2011.

Cost of revenue was $9.1 billion for the year ended December 31, 2012, compared to $4.6 billion for the same period in 2011, an increase of $4.5 billion, or 98.6%, in line with the increase in PBM revenue and increased adjusted prescription claim volume. Cost of revenue is predominantly comprised of the cost of prescription drugs. As a percentage of revenue, cost of revenue was 93.4% and 94.7% for the years ended December 31, 2012 and 2011, respectively. The decrease in the cost of revenue as a percentage of revenue was primarily due to the synergies realized as a result of the Merger as well as the increased use of lower cost generic drugs and higher utilization of the Company's owned mail and specialty pharmacies. Generic drug usage continues to be a focus of the industry, and the Company, to help drive down health care costs to our customers. The average GDR for PBM clients reached 82% in 2012, a 4% increase from 2011. This increase was achieved through a broad range of plan design solutions, helped considerably by a continuing wave of major generic releases. The Company will continue to seek opportunities for increased generic prescription drug usage to help reduce overall prescription drug costs to its customers and the Company.

For the year ended December 31, 2011, compared to 2010, cost of revenue increased $2.9 billion, or 173.7%. The increase was in line with the increase in PBM revenues during this period. As a percentage of revenue, cost of revenue was 94.7% and 91.3% for the years ended December 31, 2011 and 2010, respectively. The increase in the cost of revenue as a percentage of revenue was due to lower margins earned on new customer starts in 2011.

Gross profit increased $387.5 million, or 151.0% to $644.1 million for the year ended December 31, 2012, compared to $256.6 million in 2011 due to the the integration of Catalyst customers acquired as of July 2, 2012 as well as incremental revenue as a result of the HealthTran acquisition and new customer contract implementations. Gross profit percentage was 6.6% and 5.3% for the years ended December 31, 2012 and 2011, respectively. Gross profit percentage increased primarily as a result of synergies realized from the integration of Catalyst and HealthTran customers during 2012, along with improved usage of generics and higher utilization at the Company's mail and specialty pharmacies.

During the year ended December 31, 2011, gross profit increased $96.9 million, or 60.7%, compared to gross profit in 2010. This growth was primarily due to expansion of the customer base, including HealthSpring in 2011 compared to 2010. Gross profit percentage was 5.3% and 8.7% for the years ended December 31, 2011 and 2010. Gross profit percentage decreased during 2011 as compared to 2010 due to newer business being added at lower margins, driven by the implementation of the HealthSpring contract in 2011, which carries a significantly lower gross profit percentage than the Company's historical book of business.

HCIT	Years Ended December 31,
(dollars in thousands)	2012	2011	2010
Revenue	$155,036	$116,253	$106,789
Cost of revenue	65,715	63,346	52,390
Gross profit	$89,321	$52,907	$54,399
Gross profit %	57.6%	45.5%	50.9%

Total HCIT revenue increased $38.8 million, or 33.4% to $155.0 million for the year ended December 31, 2012 as compared to $116.3 million in 2011. The increase was primarily due to an increase in revenues earned from transaction processing as a result of increased volume or rates from existing customers and additional revenues earned from Catalyst and HealthTran customers included in the HCIT segment. These increases in revenue were slightly offset by a decrease in transaction processing revenues as a result of the Merger with Catalyst due to Catalyst being a former HCIT customer. There is no net profit impact of this lost revenue stream on the Company's consolidated results.

HCIT revenue increased $9.5 million or 8.9% to $116.3 million for the year ended December 31, 2011 as compared to $106.8 million in 2010. Revenues increased mainly due to an increase in transaction processing revenues. Transaction processing revenue consists of claims processing and generally increases as a result of the launch of new contracts as well as increased volumes of services provided to existing customers.

Cost of revenue increased $2.4 million or 3.7% to $65.7 million for the year ended December 31, 2012 as compared to $63.3 million for the year ended December 31, 2011. Cost of revenue increased $11.0 million or 20.9% to $63.3 million for the year ended December 31, 2011 as compared to $52.4 million for the same period in 2010. Cost of revenue includes the direct support costs for the HCIT business as well as depreciation expense of $3.5 million, $2.7 million and $2.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, cost of revenue includes stock-based compensation expense of $0.7 million for the years ended December 31, 2012, 2011and 2010. Cost of revenue increased during 2012 as compared to 2011 mainly due to costs associated with HealthTran and Catalyst customers as a result of the Company's recent acquisitions. The Company's HCIT costs do not always follow a linear change in accordance with revenue changes. Most of the increased revenues of 2012 were related to transaction processing, which often do not incur cost increases when volumes rise due to the scalability of the Company's systems.

Gross profit increased $36.4 million, or 68.8%, to $89.3 million for the year ended December 31, 2012 as compared to $52.9 million for the year ended December 31, 2011. Gross profit percentage was 57.6% for the year ended December 31, 2012, as compared to 45.5% for the same period in 2011. The increases in gross profit and gross profit percentage are attributable to the mix of the Company's HCIT revenue moving to more transaction processing as a percentage of total revenues. This reduced the percentage of revenues attributable to professional services, which carry the lowest gross profit percentage in the Company's HCIT segment due to the direct labor costs associated with professional services.

Gross profit decreased $1.5 million, or 2.7%, to $52.9 million for the year ended December 31, 2011 as compared to $54.4 million in 2010, and gross profit percentage was 45.5% for the year ended December 31, 2011, as compared to 50.9% in 2010. Gross profit and gross profit percentage decreased for the year ended December 31, 2011, compared to 2010, due to changes in the revenue mix within the HCIT segment due to an increase in professional services.

Non-GAAP Measures

The Company reports its financial results in accordance with GAAP, but Company management also evaluates and makes operating decisions using EBITDA and Adjusted EPS. The Company's management believes that these measures provide useful supplemental information regarding the performance of business operations and facilitates comparisons to its historical operating results. The Company also uses this information internally for forecasting and budgeting as it believes that the measures are indicative of the Company's core operating performance. Note however, that these items are performance measures only, and do not provide any measure of the Company's cash flow or liquidity. Non-GAAP financial measures should not be considered as a substitute for measures of financial performance in accordance with GAAP, and investors and potential investors are encouraged to review the reconciliations of EBITDA and Adjusted EPS that are included below.

EBITDA Reconciliation

EBITDA is a non-GAAP measure that management believes is useful supplemental measure of operating performance. EBITDA consists of earnings prior to amortization, depreciation, interest and other expense, net, income taxes and adjustments to remove the applicable depreciation and interest expense impact of the non-controlling interest. Management believes it is useful to exclude amortization, depreciation, interest expense and other expense, net, as these are essentially fixed amounts that cannot be influenced by management in the short term.

The following is a reconciliation of the Company's reported net income to EBITDA for the years ended December 31, 2012, 2011 and 2010.

EBITDA Reconciliation	Years Ended December 31,
(in thousands)	2012	2011	2010
Net income attributable to the Company (GAAP)	$116,658	$91,786	$64,735
Add:
Amortization of intangible assets	130,116	16,385	7,856
Depreciation of property and equipment	20,234	9,492	8,439
Interest and other expense, net	26,682	2,277	966
Income tax expense	69,316	46,508	32,821
Adjustments related to non-controlling interest	(276)	—	—
EBITDA	$362,730	$166,448	$114,817

EBITDA increased $196.3 million for the year ended December 31, 2012 compared to 2011, primarily due to the Merger as well as an organic increase in sales within the PBM segment from new customer contract implementations. This was partially offset by Merger-related costs, including transaction and integration expenses, as well as increased costs incurred to support the Company's business growth.

EBITDA increased $51.6 million for the year ended December 31, 2011, compared to 2010. The growth in EBITDA was primarily due to an increase in sales within the PBM segment, driven by the implementation of the HealthSpring contract on January 1, 2011, recent acquisitions and other new contract starts during the year.

Adjusted EPS Reconciliation

Adjusted EPS adds back the impact of all amortization of intangible assets, net of tax. Amortization of intangible assets arises from the acquisition of intangible assets in connection with the Company's business acquisitions. The Company excludes amortization of intangible assets from non-GAAP Adjusted EPS because it believes (i) the amount of such expenses in any specific period may not directly correlate to the underlying performance of the Company's business operations and (ii) such expenses can vary significantly between periods as a result of new acquisitions and full amortization of previously acquired intangible assets. Investors should note that the use of these intangible assets contributes to revenue in the period presented as well as future periods and should also note that such expenses will recur in future periods. Below is a reconciliation of the Company's reported net income to Non-GAAP net income and the related Adjusted EPS for the years ended December 31, 2012 , 2011 and 2010.

Adjusted EPS Reconciliation	Years Ended December 31,
(in thousands, except per share data)	2012		2011		2010
	Operational Results	Per Diluted Share	Operational Results	Per Diluted Share	Operational Results	Per Diluted Share

Net income attributable to the Company (GAAP)	$116,658	$0.70	$91,786	$0.73	$64,735	$0.51
Amortization of intangible assets	130,116	0.77	16,385	0.13	7,856	0.06
Tax effect of reconciling item	(47,362)	(0.28)	(5,505)	(0.04)	(2,640)	(0.02)
Non-GAAP Net income attributable to the Company	$199,412	$1.19	$102,666	$0.82	$69,951	$0.55

Adjusted EPS for the year ended December 31, 2012 was $1.19 as compared to $0.82 in 2011. Increased gross profit earned from the expansion of the Company's PBM business, as well as recent acquisitions helped improve the Company's adjusted EPS during 2012. This was partially offset by increased costs incurred to support the Company's business growth and recent acquisitions along with an increase in the number of diluted shares during 2012 as compared to 2011. Diluted shares increased in 2012 primarily due to the Company's issuance of 12.0 million common shares in a May 2012 public offering and the issuance of 66.8 million shares to complete the Merger with Catalyst.

Adjusted EPS for the year ended December 31, 2011 was $0.82 as compared to $0.55 in 2010. Increased gross profit from an increased customer base within the PBM segment was the main driver of the Adjusted EPS increase in 2011 over 2010.

Liquidity and Capital Resources

The Company’s sources of liquidity have primarily consisted of cash provided by operating activities, proceeds from its public offerings, proceeds from credit facilities and stock option exercises. On July 2, 2012, the Company completed the Merger with Catalyst. To complete the Merger, the Company issued approximately 66.8 million shares of its common stock, and paid $1.4 billion in cash to Catalyst shareholders. To raise the capital required to complete the Merger, the Company entered into the 2012 Credit Agreement in, as discussed previously, and in May 2012, issued 12.0 million of its common shares in a public offering. The Company utilized $1.4 billion of the available $1.8 billion under the 2012 Credit Agreement in July 2012 to partially finance the aggregate cash consideration payable to Catalyst stockholders in the Merger, repay and discharge existing indebtedness of the Company and Catalyst and pay related transaction fees and expenses. Concurrently, the Company terminated its credit agreement it entered into in December 2011 with JPMorgan Chase Bank, N.A. ("JPMCB") and the other lenders named therein (the "2011 Credit Agreement") after repaying its outstanding balance in July 2012. As a result of the borrowings from the 2012 Credit Agreement in July 2012, the Company incurred a significant increase in its interest expense during the year ended December 31, 2012 and expects this expense and the related payments to continue throughout the term of the 2012 Credit Agreement. In conjunction with the Merger, the Company assumed approximately $312 million in debt from Catalyst. The Company repaid this outstanding debt in July 2012. Additionally, during the year ended December 31, 2012, the Company repaid $200 million of its revolving debt. As of December 31, 2012, the Company had approximately $1.2 billion of outstanding debt under its 2012 Credit Agreement and $600 million of available borrowing capacity thereunder. Refer to Note 9 — Long-Term Liabilities in the notes to the consolidated financial statements for more information regarding the 2012 Credit Agreement and termination of the 2011 Credit Agreement.

The May 2012 public offering of 12 million common shares raised approximately $519.1 million in net proceeds. Refer to Note 10 — Shareholders' Equity in the notes to the unaudited consolidated financial statements for more information regarding the May 2012 public offering.

At December 31, 2012 and 2011, the Company had cash and cash equivalents totaling $370.8 million and $341.4 million, respectively. As disclosed previously, the Company completed its acquisition of HealthTran in January 2012 and disbursed approximately $246.4 million, net of cash acquired, from cash on hand and borrowings from a draw on the Company's 2011 Credit Agreement. In July 2012, the Company disbursed approximately $1.4 billion from cash on hand and proceeds from the Company's 2012 Credit Agreement to complete the Merger, and additionally disbursed $617.0 million from cash on hand and proceeds from the Company's 2012 Credit Agreement to repay the outstanding balance on the 2011 Credit Agreement and the outstanding Catalyst debt assumed by the Company in the Merger, as well as a portion of the outstanding balance on the 2012 Credit Agreement. The Company believes that its cash on hand, together with cash generated from operating activities, and the amount available under its 2012 Credit Agreement, will be sufficient to support planned operations for the foreseeable future.

At December 31, 2012, cash and cash equivalents consist of cash on hand, deposits in banks and bank term deposits with original maturities of 90 days or less.

As of December 31, 2012, all of the Company’s cash and cash equivalents were exposed to market risks, primarily changes in U.S. interest rates. Declines in interest rates over time would reduce interest income related to these balances. Additionally, although the Company's primary operations are in the U.S., the Company is incorporated as a Canadian company. Cash that the Company holds in the U.S. would be subject to taxation if it is repatriated to Canada; however, the Company has determined that its U.S. earnings are permanently reinvested in the U.S. and accordingly deferred income taxes have not been recorded on the Company's U.S. earnings. Due to the Merger, the Company was required to pay a tax on its non-repatriated U.S. earnings through the end of 2012. As a result, the Company does not have any non-repatriated earnings as of December 31, 2012.

Consolidated Balance Sheets

Selected balance sheet highlights at December 31, 2012 are as follows:

•
Accounts receivable represent trade accounts receivable from our customers. Accounts receivable increased $485.4 million to $725.8 million at December 31, 2012 from $240.4 million at December 31, 2011, driven by increases in revenue of $5.0 billion during the year ended December 31, 2012, largely attributable to the Merger with Catalyst, the integration of HealthTran customers on January 1, 2012, as well as the implementation of new customer contracts. The accounts receivable balance is impacted by changes in revenues, as well as the timing of collections, and is continually monitored by the Company to ensure timely collections and to assess the need for any changes to the allowance for doubtful accounts.

•
Rebates receivable of $302.5 million relate to billed and unbilled PBM receivables from pharmaceutical manufacturers and third party administrators in connection with the administration of the rebate program where the Company is the principal contracting party. The receivable and related payables are based on estimates, which are subject to final settlement. Rebates receivable increased $268.6 million to $302.5 million from $33.8 million at December 31, 2011. The increase in the rebate receivable balance was mostly attributable to the Merger with Catalyst, as well as the timing of receipts from pharmaceutical manufacturers and third party administrators. The Company does not process rebates for all PBM customers and accordingly the rebates receivable balance does not always fluctuate proportionately with changes in revenues and prescription claim volumes.

•
As of December 31, 2012, goodwill and other intangible assets were $4.5 billion and $1.2 billion, respectively, increasing $4.2 billion and $1.1 billion, respectively, from December 31, 2011 to December 31, 2012. Goodwill and other intangible assets increased primarily as a result of the Merger with Catalyst. Please refer to Note 7 — Goodwill and Other Intangibles Assets for future amortization expense as of December 31, 2012.

•
Accounts payable predominantly relates to amounts owed to retail pharmacies for prescription drug costs and dispensing fees in connection with prescriptions dispensed by the retail pharmacies to the members of the Company’s customers when the Company is the principal contracting party with the pharmacy. As of December 31, 2012, the accounts payable balance has increased $425.4 million to $644.8 million from $219.4 million at December 31, 2011, due to increased prescription claim transactions driven by the Merger with Catalyst, the acquisition of HealthTran and new customer contracts implemented in 2012.

•
Pharmacy benefit management rebates payable represents amounts owed to PBM customers for rebates from pharmaceutical manufacturers and third party administrators where the Company administers the rebate program on the customer’s behalf, and the Company is the principal contracting party. The payables are based on estimates, which are subject to final settlement. Pharmacy benefit management rebates payable increased $242.8 million to $302.1 million at December 31, 2012, from $59.2 million at December 31, 2011, due to the increased rebate volume as a result of the addition of Catalyst and HealthTran customers. Similar to the change in rebates receivable, the Company does not process rebates for all customers, and accordingly the rebates payable balance does not always fluctuate proportionately with changes in revenues and prescription claim volumes.

•
Accrued liabilities are mainly comprised of customer deposits, salaries and wages payables, contingent consideration and other accrued liabilities related to operating expenses of the Company. Accrued liabilities have increased to $254.8 million at December 31, 2012 from $66.7 million at December 31, 2011. The increase was driven primarily by liabilities assumed from the Merger with Catalyst, the HealthTran acquisition, contingent consideration that became a current liability in the first quarter of 2012, as well as increased operating expenses of the Company.

Cash flows from operating activities

For the year ended December 31, 2012, the Company generated $249.7 million of cash through its operations. Cash provided by operating activities increased by $155.1 million compared to the same period in 2011. Cash from operating activities has increased during this period mainly due to the Company's increased revenue base as a result of the Merger with Catalyst, the acquisition of HealthTran and organic growth as a result of new customer contract implementations in 2012. Although the increased revenue base increased net income by $29.2 million, the increase in net income was offset in part by an increase in amortization expense of $113.7 million, which is a non-cash expense. The Company's operating cash flow was also impacted by changes in accounts receivable and payable, as well as rebates receivable and payable; however, these impacts mostly offset each other.

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

For the year ended December 31, 2011, the Company generated $94.7 million of cash through its operations. Cash provided by operating activities decreased slightly by $1.6 million compared to the same period in 2010. Net income increased $27.1 million from $64.7 million during 2010. This increase was mainly due to increased transaction volume from new customer starts. Cash from operations decreased due to an increase in accounts receivable of $110.5 million as a result of the increase in the pharmacy transactions in the PBM segment from new customer starts in 2011 and the timing of when the Company received payments on its accounts receivable balances. This decrease in cash from operations was offset by an increase in accounts payable of $94.8 million as a result of the increased volume of pharmacy transactions during 2011 and the timing of when payments are made on these transactions.

Cash flows from investing activities

For the year ended December 31, 2012, the Company used $1.6 billion of cash for investing activities, which consisted primarily of cash used to acquire HealthTran and Catalyst. Additionally, the Company used $40.2 million for purchases of property and equipment to support increased transaction volume and invest in systems to effectively and efficiently integrate the operations of recent acquisitions.

As the Company grows, it continues to purchase capital assets to support increases in its information technology network capacity and personnel. The Company monitors and budgets these costs to ensure the expenditures aid in the strategic growth of the Company.

For the year ended December 31, 2011, the Company used $89.5 million of cash for investing activities, which consisted primarily of cash used to acquire PTRX and Save DirectRx. Additionally, the Company used $9.7 million for purchases of property and equipment to support increased transaction volume.

For the year ended December 31, 2010, the Company used $103.7 million of cash for investing activities, which consisted primarily of cash used to acquire MedfusionRx. Additionally, the Company used $9.1 million for purchases of property and equipment to support increased transaction volume, and $2.2 million to purchase short-term investments.

Cash flows from financing activities

For the year ended December 31, 2012, the Company generated $1.4 billion of cash from financing activities, which consisted primarily of the Company's $1.4 billion draw on the 2012 Credit Agreement to finance the Merger as well as the issuance of 12.0 million common shares in May 2012, which resulted in net proceeds of $519.1 million. Offsetting these proceeds was $18.8 million in fees the Company paid to lenders related to the 2012 Credit Agreement executed in July 2012, the repayment of $617.0 million of debt related to the Company's and Catalyst's previous debt agreements in place prior to the Merger, and a portion of the Company's 2012 Credit Agreement.

Cash flows from financing activities generally fluctuate based on the timing of option exercises by the Company’s employees, which are affected by market prices, vesting dates and expiration dates. The associated tax benefit on the exercise of stock options will also fluctuate based on the timing of option exercises, the market price of the Company's shares at the time of exercise, and the exercise price of the option. The Company will continue to incur significant cash outflows related to its amounts due under the 2012 Credit Agreement. Refer to Contractual Obligations later in this MD&A for further analysis of future payments due under the Company's 2012 Credit Agreement.

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

Future Capital Requirements

The Company’s future capital requirements depend on many factors, including its integration of recent acquisitions and any future transactions. The Company expects to fund its operating and working capital needs, and business growth requirements through cash flow from operations, its cash and cash equivalents on hand and its funds available under the 2012 Credit Agreement. See Note 9 — Long-Term Liabilities in the notes to the consolidated financial statements for more information on the Company's 2012 Credit Agreement. The Company expects that purchases of property and equipment will increase in 2013 due to the increase in the size of the business as a result of the Merger with Catalyst in 2012, and the move of the Company's headquarters planned for 2013. The Company cannot provide assurance that its actual cash requirements will not be greater than expected as of the date of this Annual Report. In order to meet business growth goals, the Company will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact liquidity requirements or cause the issuance of additional equity or debt securities. Any issuance of additional equity or debt securities may result in dilution to shareholders, and the Company cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to the Company, or at all.

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
Contractual Obligations
The following table summarizes the Company’s significant contractual obligations as of December 31, 2012 and the effect such obligations are expected to have on the Company’s liquidity and cash in future periods assuming all obligations reach maturity (in millions):

	Total	Less than 1 year	Years 1 - 3	Years 4 - 5	More than 5 years
Long - term debt (1)	$1,200.0	$41.3	$199.4	$959.3	$—
Operating leases	180.4	17.6	36.3	35.3	91.2
Interest payments (2)	117.5	26.1	52.2	39.2	—
Earn-out payments (3)	49.2	9.9	39.3	—	—
Total	$1,547.1	$94.9	$327.1	$1,033.8	$91.2

(1)
The 2012 Credit Agreement is due on the 2012 Credit Agreement's maturity date, July 2, 2017. The amount noted includes the amount borrowed by the Company under the Revolving Credit Facility as of December 31, 2012, which will fluctuate based on the principal outstanding under the Revolving Credit Facility.

(2)
The interest payments are calculated based on the Company's senior secured term loan borrowings that carry an annual interest rate of 2.52% on $500 million which has been fixed through the Company's interest rate swap agreements and the Company's rate of 2.25% on the remaining $600 million of its senior secured term loan borrowings outstanding as of December 31, 2012. The interest rate applicable to the Company's senior secured term loan borrowings may fluctuate in the future based on changes in the LIBOR rate. These amounts do not include interest payment obligations on the remaining $100 million borrowed under the Revolving Credit Facility due to the uncertainty of when payments will be made. See Note 9 — Long-Term Liabilities in the notes to the consolidated financial statements for further information on the terms of the Company's long-term debt obligations. The current rate on the Company's Revolving Credit Facility is 2.25%.

(3)
The earn-out payments relate to our MedfusionRx, SaveDirectRx and Walgreens Health Initiatives (acquired by Catalyst in 2011)acquisitions and are subject to the achievement of certain performance targets during the measurement periods that range from 2012 to 2014. In February 2013, the Company settled the Medfusion earn-out paying the former owners $5.5 million.

The above table excludes $18.8 million related to the Company’s accrued liability for uncertain tax positions; the Company is unable to reliably estimate the period of cash settlement, if any, with the respective taxing authorities.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Outstanding Securities

As of January 31, 2013, the Company had 205,473,502 common shares outstanding, 1,384,820 options outstanding, 1,571,504 restricted stock units (“RSUs”) outstanding and 485,160 warrants outstanding. The options and warrants are exercisable on a one-for-one basis into common shares. The outstanding RSUs are subject to time-based and performance-based vesting restrictions. The number of outstanding RSUs as of January 31, 2013 assumes the associated performance targets will be met at the maximum level for the performance-based RSUs. Once vested, RSUs convert on a one-for-one basis into common shares.

Summary of Quarterly Results

The following table provides summary quarterly results (unaudited) for the eight quarters prior to and including the quarter ended December 31, 2012 (in thousands except share and per share data):

	2012 (1) (2) (3) (4)				2011 (5)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$3,329,540	$3,190,780	$1,702,703	$1,717,097	$1,378,515	$1,287,290	$1,212,039	$1,097,652
Gross profit %	8.0%	7.4%	7.2%	6.4%	6.5%	6.4%	6.1%	5.8%
Net income	$42,529	$20,477	$27,310	$26,342	$26,684	$25,266	$21,565	$18,271
Basic EPS	$0.21	$0.10	$0.19	$0.21	$0.21	$0.20	$0.18	$0.15
Diluted EPS	$0.21	$0.10	$0.18	$0.21	$0.21	$0.20	$0.17	$0.15

1)
On September 20, 2012, the Company executed a two-for-one stock split effected by a stock dividend on the issued and outstanding common shares of the Company. All share and per share data presented in this Annual Report have been adjusted to reflect this stock split.

2)
On July 2, 2012, the Company completed the Merger with Catalyst, a full-service PBM. Each share of Catalyst common stock outstanding immediately prior to the effective time of the Merger (other than shares owned by the Company or Catalyst or any of their respective wholly-owned subsidiaries or shares with respect to which appraisal rights have been properly exercised) was converted in the Merger into the right to receive 1.3212 of a Company common share (0.6606 of a Company common share prior to the October 2012 two-for-one stock split) and $28.00 in cash. This resulted in the Company issuing approximately 66.8 million shares of common stock, assuming 0.5 million Catalyst warrants, and paying $1.4 billion in cash to Catalyst shareholders to complete the Merger.

3)
On May 16, 2012, the Company completed its public offering of 12.0 million of its common shares at a price to the public of $45.30 per share. The net proceeds to the Company from the offering were approximately $519.1 million, after deducting the underwriting discounts and commissions and offering expenses. The Company used the net proceeds from the offering to pay a portion of the cash component of the Catalyst Merger consideration and to pay certain related fees and expenses and used the balance for general corporate purposes.

4)
In January 2012, the Company completed the acquisition of all of the outstanding equity interests of HealthTran, a full-service PBM, in exchange for $250 million in cash, subject to certain customary post-closing adjustments.

5)
The Company completed its acquisition of PTRX and SaveDirectRx on October 3, 2011. The aggregate purchase price for PTRX and SaveDirectRx was $77.2 million in cash, subject to customary working capital adjustments, with an additional $4.5 million potential earn-out payment, subject to the achievement of certain financial performance targets through 2012.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include revenue recognition, purchase price allocation in connection with acquisitions, the carrying amount of property and equipment, the value of intangible assets acquired and related amortization periods, impairment of goodwill, rebates, contingencies, the valuation allowances for receivables and future income taxes and accruals for income tax uncertainties. Actual results could differ from those estimates. Note 2 — Significant Accounting Policies to the Company’s 2012 consolidated financial statements includes a Summary of Significant Accounting Policies. The understanding of the accounting policies used to prepare the consolidated financial statements is important to understanding the Company’s results of operations and financial condition.

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

Asset impairments

The Company’s goodwill and long-lived assets (including property and equipment, and purchased intangibles subject to amortization) are subject to periodic impairment testing. Pursuant to the new accounting standards update related to the testing of goodwill impairment in 2011, the Company performed a qualitative assessment to determine if indicators of impairment were present. See Note 2 — Significant Accounting Policies in the notes to the consolidated financial statements for additional information on the Company's 2012 goodwill impairment test. Long-lived assets are only required to be tested for impairment when events or circumstances indicate that the net carrying amount of the asset may not be recoverable. Both asset impairment tests and considerations are impacted by various estimates and judgments made by management. Events that may cause a potential impairment in the Company's goodwill or long-lived assets would be the loss of a significant customer or group of customers, a fundamental change in the structure of the healthcare industry, including the method and manner in which pharmacy benefit managers are compensated or a significant decline in future expected profitability.

The annual qualitative assessment for goodwill is impacted by management’s assessment of reporting units, allocation of the consolidated Company’s assets and liabilities to each reporting unit, management’s estimate of future operating results, and a selection of peers to establish a comparable market group. The annual impairment test completed for 2012 did not indicate any impairment of the Company’s two reporting units, and did not reveal that an impairment would be reasonably likely in the near future.

As noted above, long-lived assets are only required to be tested for impairment when events or circumstances indicate that the net carrying amount of the asset may not be recoverable. Assessing whether an impairment test is necessary requires management to monitor results of the business that utilize the long-lived assets, as well as outside market forces that may impact the future recoverability of the long-lived assets. No events or other circumstances occurred in 2012 that caused management to conclude any of its long-lived tangible assets may not be recoverable. In October 2012, the Company launched its new specialty brand BriovaRx, formerly known as Medfusion and Ascend, delivering personalized, holistic care to patients with complex chronic and conditions to improve health outcomes. As a result of the re-branding of the specialty business, the Company concluded that the useful life of the intangible asset that the Company recorded for the MedfusionRx trade name should be reduced since the name would no longer be used by the Company, which was the asset's highest and best use. Before adjusting the useful life of the asset, the Company considered whether the asset had any value as a defensible asset which would extend its useful life. The Company determined that the MedfusionRx trade name had an insignificant value as a defensible asset, and the asset's useful life should be shortened due to the name change of the business. As a result, the Company recorded an additional $8.0 million in amortization expense during 2012.

The Company considered the recent turmoil in the credit markets in assessing whether these events may indicate that the Company's long-lived assets were impaired. The assets assessed are mostly computer equipment, acquired customer lists and goodwill. The Company's assessment of the turmoil in the credit markets did not indicate that the values of these assets were significantly impacted.

Valuation of allowance for doubtful accounts

In assessing the valuation of the allowance for doubtful accounts, management reviews the collectability of accounts receivable in aggregate and on an individual account-basis. Delinquency is assessed based primarily on contractual terms, and management’s judgment is used as the basis for allowances required. Management reviews the accounts receivable on an individual customer-basis to determine if events such as subsequent collections, discussions with management of the debtor companies, or other activities lead to the conclusion to either increase or decrease the calculated allowance. Factors considered when reviewing accounts receivable in the aggregate include the overall age of receivables, macro-economic issues impacting classes of customers and recent collection trends. The conclusions and estimates made are further impacted by changes in economic and market conditions as well as changes to the customers’ financial condition. Changes in estimates for the allowance of doubtful accounts have not had a significant impact on the results of the Company during 2012, 2011, or 2010.

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

Recent Accounting Standards

See Note 2 — Significant Accounting Policies in the notes to the consolidated financial statements for information on recent accounting pronouncements that the Company adopted. The Company is currently assessing the impact on its financial condition and future operating results for recently issued accounting guidance, and does not expect the recently issued guidance to have a significant impact on the Company’s financial condition or future results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE PRICE SENSITIVITY

As of December 31, 2012, the Company had cash and cash equivalents totaling $370.8 million, most of which is held in cash on deposit accounts. In July 2012, the Company borrowed $1.4 billion under the 2012 Credit Agreement consisting of $1.1 billion under the Term A Facility and $300 million under the Revolving Facility to fund in part the aggregate cash consideration payable to Catalyst stockholders in the Merger, repay and discharge existing indebtedness of the Company and Catalyst and pay related transaction fees and expenses.

The Company is exposed to market risk in the normal course of its business operations, primarily the risk of loss arising from adverse changes in interest rates. In addition, the Company is subject to interest rate risk related to $700 million of the $1.2 billion drawn under its 2012 Credit Agreement as of December 31, 2012, as $500 million is not impacted due to the interest rate swaps the Company maintains. As of December 31, 2012, assuming a hypothetical 1% fluctuation in the interest rate of the loan, the Company's pre-tax income would vary by $7 million on an annual basis. Actual increases or decreases in earnings in the future could differ materially from this assumption based on the timing and amount of both interest rate changes and the levels of cash held by the Company. The interest rates applicable to borrowings under the 2012 Credit Agreement are based on a fluctuating rate and are described in more detail in Note 9 — Long-Term Liabilities to the Company's consolidated financial statements. There have been no other material changes in the Company’s exposure to market risk during the year ended December 31, 2012.

FOREIGN EXCHANGE RISK

The Company is subject to foreign exchange risk related to its operations in Canada. The Company does not enter into derivative instruments to mitigate this risk. Exposure to fluctuations in Canadian-dollar denominated transactions is partially offset by Canadian-dollar denominated assets and liabilities. The realized foreign exchange gains and losses for each of the periods presented were insignificant to the Company's consolidated operations. The Company performed a sensitivity analysis as of December 31, 2012, assuming a hypothetical 10% fluctuation in the U.S. dollar to Canadian dollar exchange rate. Holding other variables constant, a 10% fluctuation in either direction in the exchange rate would affect the Company’s pre-tax income by less than $0.4 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Catamaran Corporation:
We have audited the accompanying consolidated balance sheets of Catamaran Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Catamaran Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
 /s/ KPMG LLP
Chicago, Illinois
March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Catamaran Corporation:
We have audited Catamaran Corporation’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Catamaran Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
Chicago, Illinois
March 1, 2013

CATAMARAN CORPORATION
Consolidated Balance Sheets

	December 31,
	2012	2011
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$370,776	$341,382
Restricted cash	52,422	12,017
Accounts receivable, net of allowance for doubtful accounts of $7,899 (2011 - $2,725)	725,809	240,425
Rebates receivable	302,461	33,834
Other current assets	101,311	35,605
Total current assets	1,552,779	663,263
Property and equipment, net of accumulated depreciation of $64,048 (2011 - $43,304)	105,201	21,658
Goodwill	4,478,038	291,045
Other intangible assets, net of accumulated amortization of $178,188 (2011 - $48,072)	1,198,991	69,777
Other long-term assets	50,118	4,564
Total assets	$7,385,127	$1,050,307
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$644,818	$219,380
Accrued expenses and other current liabilities	254,811	66,729
Pharmacy benefit management rebates payable	302,065	59,235
Current portion - long-term debt	41,250	—
Total current liabilities	1,242,944	345,344
Deferred income taxes	344,232	18,361
Long-term debt	1,132,153	—
Other long-term liabilities	55,937	15,564
Total liabilities	2,775,266	379,269
Commitments and contingencies (Note 15)
Shareholders’ equity
Common shares: no par value, unlimited shares authorized; 205,399,102 shares issued and outstanding at December 31, 2012 (2011 - 124,767,322)	4,180,778	394,769
Additional paid-in capital	73,530	37,936
Retained earnings	354,991	238,333
Accumulated other comprehensive income (loss)	(2,191)	—
Total shareholders' equity	4,607,108	671,038
Non-controlling interest	2,753	—
Total equity	4,609,861	671,038
Total liabilities and equity	$7,385,127	$1,050,307
 See accompanying notes to the consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Operations

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)

Revenue	$9,940,120	$4,975,496	$1,948,389
Cost of revenue	9,206,744	4,666,008	1,734,334
Gross profit	733,376	309,488	214,055
Expenses:
Selling, general and administrative	369,492	145,788	101,682
Depreciation of property and equipment	16,749	6,744	5,995
Amortization of intangible assets	130,116	16,385	7,856
	516,357	168,917	115,533
Operating income	217,019	140,571	98,522
Interest and other expense, net	26,682	2,277	966
Income before income taxes	190,337	138,294	97,556
Income tax expense (benefit):
Current	107,241	52,402	29,531
Deferred	(37,925)	(5,894)	3,290
	69,316	46,508	32,821
Net income	121,021	91,786	64,735
Less net income attributable to non-controlling interest	4,363	—	—
Net income attributable to the Company	$116,658	$91,786	$64,735
Earnings per share:
Basic	$0.70	$0.74	$0.53
Diluted	$0.70	$0.73	$0.51

See accompanying notes to the consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$121,021	$91,786	$64,735
Other comprehensive income, net of tax
Unrealized income (loss) on cash flow hedges and other (net of income tax expense of $1 in 2010)	(2,191)	—	1
Comprehensive income	118,830	91,786	64,736
Less comprehensive income attributable to non-controlling interest	4,363	—	—
Comprehensive income attributable to the Company	$114,467	$91,786	$64,736
See accompanying notes to the consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$121,021	$91,786	$64,735
Items not involving cash:
Stock-based compensation	17,667	9,445	5,895
Depreciation of property and equipment	20,234	9,492	8,439
Amortization of intangible assets	130,116	16,385	7,856
Deferred lease inducements and rent	3,136	759	(462)
Deferred income taxes	(37,925)	(5,894)	3,290
Tax benefit on option exercises	(19,397)	(10,804)	(13,107)
Deferred financing cost amortization	4,985	—	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(134,282)	(110,528)	(9,456)
Rebates receivable	(40,988)	5,267	(16,619)
Restricted cash	9,305	1,773	379
Other current assets	73,492	10,213	10,200
Accounts payable	70,620	94,799	25,099
Accrued expenses and other current liabilities	(36,005)	(10,806)	(5,708)
Pharmacy benefit management rebates payable	60,929	(6,019)	14,758
Other	6,825	(1,200)	965
Net cash provided by operating activities	249,733	94,668	96,264
Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,565,705)	(79,825)	(99,200)
Purchases of property and equipment	(40,236)	(9,690)	(9,070)
Proceeds from sale of short term investments	—	—	6,828
Purchases of short term investments	—	—	(2,208)
Net cash used in investing activities	(1,605,941)	(89,515)	(103,650)
Cash flows from financing activities:
Proceeds from issuance of debt	1,475,448	—	—
Proceeds from public offering, net of issuance costs	519,075	—	—
Repayment of long-term debt	(616,993)	—	—
Proceeds from exercise of options	7,763	5,735	11,024
Tax benefit on option exercises	19,397	10,804	13,107
Payment of financing costs	(18,806)	(1,595)	—
Other	(268)	—	—
Net cash provided by financing activities	1,385,616	14,944	24,131
Effect of foreign exchange on cash balances	(14)	1	169
Increase in cash and cash equivalents	29,394	20,098	16,914
Cash and cash equivalents, beginning of period	341,382	321,284	304,370
Cash and cash equivalents, end of period	$370,776	$341,382	$321,284

See accompanying notes to the consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

					Accumulated Other Comprehensive Loss	Non-Controlling Interest
	Common Shares		Additional Paid-in Capital	Retained Earnings
	Shares	Amount					Total
	(In thousands, except share data)
Balance at December 31, 2009	120,229,124	361,530	15,153	81,812	(1)	—	458,494
Net income	—	—	—	64,735	—	—	64,735
Exercise of stock options	2,732,386	15,643	(4,619)	—	—	—	11,024
Vesting of restricted stock units	244,484	4,563	(4,563)	—	—	—	—
Tax benefit on options exercised	—	—	13,107	—	—	—	13,107
Stock-based compensation	—	—	5,895	—	—	—	5,895
Other comprehensive income, net of tax	—	—	—	—	1	—	1
Balance at December 31, 2010	123,205,994	381,736	24,973	146,547	—	—	553,256
Net income	—	—	—	91,786	—	—	91,786
Issuance of common shares for acquisition and other	2,710	12	—	—	—	—	12
Exercise of stock options	1,382,964	8,191	(2,456)	—	—	—	5,735
Vesting of restricted stock units	175,654	4,830	(4,830)	—	—	—	—
Tax benefit on options exercised	—	—	10,804	—	—	—	10,804
Stock-based compensation	—	—	9,445	—	—	—	9,445
Balance at December 31, 2011	124,767,322	394,769	37,936	238,333	—	—	671,038
Net income	—	—	—	116,658	—	4,363	121,021
Issuance of common shares for public offering	11,960,000	519,075	—	—	—	—	519,075
Issuance of common shares for acquisitions	66,780,040	3,237,877	—	—	—	—	3,237,877
Issuance of warrants and options for acquisitions	—	—	19,824	—	—	—	19,824
Acquisition of non-controlling interest in conjunction with Catalyst Merger	—	—	—	—	—	(1,610)	(1,610)
Exercise of stock options	1,419,744	11,036	(3,273)	—	—	—	7,763
Vesting of restricted stock units	471,996	18,021	(18,021)	—	—	—	—
Tax benefit on options exercised	—	—	19,397	—	—	—	19,397
Stock-based compensation	—	—	17,667	—	—	—	17,667
Other comprehensive income, net of tax	—	—	—	—	(2,191)	—	(2,191)
Balance at December 31, 2012	205,399,102	$4,180,778	$73,530	$354,991	$(2,191)	$2,753	$4,609,861

See accompanying notes to the consolidated financial statements.

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

In July 2012, following the completion of its merger (the “Merger”) with Catalyst Health Solutions, Inc. (“Catalyst”), SXC Health Solutions Corp. unveiled a new name and brand for the combined company. The new name, Catamaran Corporation, reflects the union of two of the industry's fastest-growing PBM companies. The Company trades on the Nasdaq Stock Market under the ticker symbol "CTRX" and on the Toronto Stock Exchange under ticker symbol “CCT.”

2.	Significant Accounting Policies
(a) Significant accounting policies are summarized below:
Basis of presentation:

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include its wholly-owned subsidiaries as well as non-controlled entities. All significant inter-company transactions and balances have been eliminated in consolidation. Amounts in the consolidated financial statements are expressed in U.S. dollars, except where otherwise indicated. Certain reclassifications have been made to conform the prior years’ consolidated financial statements to the current year’s presentation.

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

When the Company enters into arrangements with multiple deliverables, exclusive of arrangements with software deliverables, it applies the Financial Accounting Standards Board's guidance for revenue arrangements with multiple deliverables and evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (i) whether the delivered item has value to the customer on a stand-alone basis, and (ii) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Revenue is allocated to each unit of accounting or element based on relative selling prices. The Company determines relative selling prices by using either (i) vendor specific objective evidence (“VSOE”) if it exists; or (ii) third-party evidence of selling price ("TPE"). When neither VSOE nor TPE of selling price exists for a deliverable, the Company uses its best estimate of the selling price for that deliverable.

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

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue is recognized for specific types of transactions as follows:

PBM revenue:  The Company’s PBM revenue is primarily derived from sales of prescription drugs, together with any associated administrative fees, to customers and participants through the Company’s nationwide network of pharmacies. Revenue related to the sales of prescription drugs by the Company’s nationwide network of pharmacies is recognized when the claims are adjudicated. Claims are adjudicated at the point-of-sale using the Company’s on-line processing system. The Company records an offsetting reduction to revenue for any rebates earned from pharmaceutical manufacturers and third party administrators which are payable to the Company’s customers.

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

CATAMARAN CORPORATION
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

Restricted cash:

Restricted cash balances at December 31, 2012 are restricted as to use and relate primarily to minimum cash balances required in accordance with various state statutes, contractual terms with customers and other customer restrictions related to the Company’s PBM business.

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

The fair value of contingent consideration is based upon probability weighted discounted cash flow models, utilizing the Company's expectation of the amounts to be paid in the future to settle the contingent purchase price. The inputs utilized in calculating the fair value of the contingent purchase price liabilities are not observable in the market place. The fair value of the Company’s interest rate contracts is based upon observable market-based inputs that reflect the current value of the difference between the fixed rate payments the Company will make to the counter party, and the future variable rate receipts from the counterparty.

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

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customer events such as subsequent collections, discussions with management of the debtor companies, or other activities are used by management as factors in concluding whether to increase or decrease the calculated allowance. Any increase or decrease to the allowance is recognized in the statements of operations as bad debt expense within selling, general and administrative expense.

Impairment of long-lived assets:

Long-lived assets or asset groups held and used, including P&E and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; the accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its previously estimated useful life. Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset or asset group. An impairment loss is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss is measured as the amount by which the carrying amount exceeds fair value. During each of the years ended December 31, 2012, 2011 and 2010, no events or circumstances occurred that indicated that the carrying amounts of the long-lived assets may not be recoverable.

While no asset was deemed impaired during 2012, the Company assessed whether one of its assets was recoverable due to a triggering event. In October 2012, the Company launched its new specialty brand BriovaRx. The Company previously acquired MedfusionRx, a specialty pharmacy, and recorded a trade name intangible asset related to the acquisition. As a result of the re-branding of the specialty business, the Company concluded that a triggering event had occurred that could impair the value of the trade name. While the asset was not deemed impaired, the Company concluded that the useful life of the trade name intangible asset should be reduced since the name would no longer be used by the Company, which was the asset's highest and best use. Before adjusting the useful life of the asset, the Company considered whether the asset had any value as a defensible asset which would extend its useful life. The Company determined that the MedfusionRx trade name had an insignificant value as a defensible asset, and the asset's useful life should be shortened due to the name change of the business. As a result, the Company recorded an additional $8.0 million in amortization expense in 2012.

Goodwill:

Goodwill is the residual amount that results when the purchase price of an acquired business exceeds the sum of the amounts allocated to the identifiable assets acquired, less liabilities assumed, based on their fair values. Goodwill is allocated to the Company’s reporting unit that is expected to benefit from the business combination as of the date of the business combination. As of December 31, 2012, the amount of goodwill carried at the HCIT and PBM segments were $19.7 million and $4.5 billion, respectively.

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

The Company adopted in the prior year the amendment to the goodwill impairment testing standard that allows the Company to perform a qualitative analysis to determine whether further impairment testing is necessary. The Company performed the qualitative goodwill impairment assessment and there was no indication of an impairment to the Company's goodwill balances. In addition, an impairment in the near future is not considered reasonably likely. The Company previously completed impairment tests in 2011 and 2010 and concluded no impairments existed.

The qualitative assessment performed by the Company considered the current operating results of the Company's reporting units, future expectations of each reporting unit, industry and competitor performance and other recent events that may impact each reporting unit. The Company then assessed whether, in light of the evidence gathered, it was more likely than not that a reporting unit's fair value was less than its carrying amount. As noted above, the Company concluded that it was not more likely than not that a reporting unit's fair value was less than its carrying value. If in the future the Company's qualitative assessment indicates that a reporting unit's fair value may be below its carrying value, the Company would prepare a quantitative test to determine whether an impairment existed, and the amount of such impairment.

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

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Intangible assets with finite useful lives are amortized over their estimated useful lives on either a straight-line basis or in proportion to the economic benefits expected to be consumed. Customer relationships acquired with the acquisitions are amortized based on projected cash flows associated with existing customers at the acquisition date and typically have a life of four to nine years. The Company's remaining intangible assets are amortized on a straight-line basis over one to ten years.

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

As of December 31, 2012 and 2011, total unbilled pharmaceutical manufacturer rebates receivable amounted to $14.6 million and $8.9 million, respectively.

Research and product development:

Research costs are expensed as incurred. Costs related to development of software are expensed as incurred unless such costs meet the criteria for capitalization and amortization. The Company has not capitalized any software development costs incurred during 2012, 2011, or 2010.

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

Derivatives:

The Company accounts for derivative instruments pursuant to the FASB’s derivative and hedge accounting guidance. The guidance requires that all derivative instruments are recorded on the balance sheet at their respective fair values. Changes in the fair value of the Company’s derivative instruments not deemed cash flow hedges are recorded in the statement of operations each reporting period. The Company records the change in the fair value of its derivative instruments deemed as cash flow hedges through other comprehensive income in each reporting period.

Foreign currency:

The Company’s functional currency and reporting currency is the U.S. dollar. Monetary items denominated in foreign currency are translated to U.S. dollars at exchange rates in effect at the balance sheet date and non-monetary items are translated at rates in effect when the assets were acquired or obligations incurred. Revenue and expenses are translated at rates in effect at the time of the transactions. Foreign exchange gains and losses are included in the consolidated statements of operations as "Interest and other expense, net."

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(b) Recent accounting standards implemented are summarized below:

Goodwill impairment:

In July 2012, FASB issued an update to the indefinite-lived intangible assets impairment testing standard. The revised standard is intended to reduce the cost and complexity of the annual impairment test by providing entities an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; however, an entity can choose to early adopt provided that the entity has not yet performed its 2012 annual impairment test or issued its financial statements. The Company does not expect the implementation of the revised standard to have a significant impact on its financial results or in the presentation and disclosure of its financial statements.

3. Stock Split

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

All share and per share data presented in these consolidated financial statements have been adjusted to reflect the stock splits noted above.

4.	Business Combinations

Catalyst Merger

On July 2, 2012, the Company completed its previously announced Merger with Catalyst, a full-service PBM. Each share of Catalyst common stock outstanding immediately prior to the effective time of the Merger (other than shares owned by the Company or Catalyst or any of their respective wholly-owned subsidiaries) was converted in the Merger into the right to receive 1.3212 (0.6606 prior to split adjustment) of a Company common share and $28.00 in cash. This resulted in the Company issuing approximately 66.8 million common shares, issuing 0.5 million warrants, and paying $1.4 billion in cash to Catalyst stockholders to complete the Merger. The results of Catalyst have been included in the Company's results since July 2, 2012. The consolidated statement of operations for the year ended December 31, 2012 includes Catalyst's total revenues of $3.2 billion following consummation of the Merger.

The Merger was accounted for under the acquisition method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The carrying values for current assets and liabilities were deemed to approximate their fair values due to the short-term nature of their maturities. The fair value for the acquired customer relationships intangible asset was valued using an excess earnings model based on expected future revenues derived from the customers acquired. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill.
All of the assets and liabilities recorded for the Merger are included within the Company's PBM segment. Goodwill is non-amortizing for financial statement purposes. Goodwill of $525 million related to the Catalyst Merger is tax deductible. The goodwill recognized by the Company represents many of the synergies and business growth opportunities that the Company anticipates may be realized from the Merger. The synergies include improved pricing from the Company's suppliers due to the increased volume of prescription drug purchases, pull through opportunities of the combined companies' mail and specialty service offerings, and a more efficient leveraging of resources to achieve operating profits.
The purchase price of the acquired Catalyst operations was comprised of the following (in thousands):

Cash paid to Catalyst shareholders	$1,415,276
Fair value of common shares issued (a)	3,238,141
Fair value of warrants and stock options issued (b)	19,824
Total purchase price	$4,673,241

(a)	Valued based on the number of outstanding shares issued in the Merger multiplied by the closing market price of Catamaran shares on July 2, 2012.

(b)	The Black-Scholes option pricing model was used to calculate the fair value of the replacement warrants and stock options issued.

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the preliminary fair values assigned to the assets acquired and liabilities assumed at the acquisition date and are subject to change as the valuation processes are not complete. Final determination of the fair values may result in further adjustments to the amounts presented below (in thousands):

	Initial Amounts Recognized at Acquisition Date (a)	Measurement Period Adjustments (b)	Current Amounts Recognized at Acquisition Date
Cash and cash equivalents	$93,775	$(315)	$93,460
Other current assets	695,888	5,202	701,090
Total current assets	789,663	4,887	794,550
Goodwill	4,010,235	8,492	4,018,727
Customer relationships intangible	1,184,800	—	1,184,800
Other long-term assets	87,174	1,547	88,721
Total assets acquired	6,071,872	14,926	6,086,798

Accounts payable	338,819	—	338,819
Pharmacy benefit management rebates payable	176,202	2,935	179,137
Accrued expenses and other current liabilities	187,851	1,348	189,199
Long-term debt	311,994	—	311,994
Other long-term liabilities	385,375	10,643	396,018
Total liabilities assumed	1,400,241	14,926	1,415,167
Non-controlling interest	(1,610)	—	(1,610)
Net assets acquired	$4,673,241	$—	$4,673,241
(a) As previously reported in the Company's Form 10-Q for the period ended September 30, 2012.
(b) These measurement period adjustments were recorded to reflect changes in the estimated fair values of the associated assets acquired and liabilities assumed based on factors existing as of the acquisition date.
During the year ended December 31, 2012, the Company recognized $86.0 million of amortization expense from intangible assets acquired in the Catalyst Merger. Amortization associated with the Catalyst Merger in 2013 is expected to be $166.1 million. The estimated fair value of the customer relationship intangible asset is $1.2 billion with a useful life of 9 years. The intangible asset acquired will not have any residual value at the end of the amortization period. There were no in-process research and development assets acquired.
Separate Transactions and Preexisting Relationships

During the year ended December 31, 2012, the Company incurred transaction and integration expenses related to the Merger, exclusive of debt financing costs, totaling $27.2 million which includes transaction expenses of $22.8 million. These costs are included in selling, general and administrative ("SG&A") expenses. Additionally, during the year ended December 31, 2012, the Company recorded $17.0 million in charges to SG&A expenses due to transactions related to the Merger, recognized separately from the acquisition of assets and assumptions of liabilities from the Merger. The charges recorded related to $3.5 million in contract settlements and terminations made by Catalyst prior to the acquisition that had future benefit to the Company, $3.1 million for payments made to Catalyst employees based on contractual arrangements which had future benefit to the Company, and $10.4 million in severance charges incurred subsequent to the close of the Merger.

Due to the previous contractual relationship between the Company and Catalyst, there were pre-existing transactions between the entities which resulted in approximately $4.1 million in accounts receivable due to the Company from Catalyst at the time of the Merger, mainly for HCIT transaction processing services provided. No gain or loss was generated from the subsequent settlement of these pre-existing balances.

HealthTran LLC Acquisition

In January 2012, the Company completed the acquisition of all of the outstanding equity interests of HealthTran LLC (“HealthTran”), a full-service PBM, in exchange for $250.0 million in cash, subject to certain customary post-closing adjustments, in each case upon the terms and subject to the conditions contained in the HealthTran purchase agreement. HealthTran was an existing HCIT client and utilizes a Company platform for its claims adjudication services. The acquisition provides the opportunity to create new revenues from HealthTran's customer base and generate cost savings through purchasing and SG&A synergies. Costs related to the HealthTran acquisition of $0.9 million were included in SG&A expenses for the year ended December 31, 2011. The results of HealthTran have been included in the Company's results since January 1, 2012.
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

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following summarizes the fair values assigned to the assets acquired and liabilities assumed at the acquisition date and related measurement period adjustments (in thousands):

	Initial Amounts Recognized at Acquisition Date (a)	Measurement Period Adjustments (b)	Current Amounts Recognized at Acquisition Date
Current assets	$30,654	$245	$30,899
Property and equipment	2,787	—	2,787
Goodwill	173,642	502	174,144
Intangible assets	77,130	(2,600)	74,530
Total assets acquired	284,213	(1,853)	282,360
Current liabilities	36,784	(827)	35,957
Total liabilities assumed	36,784	(827)	35,957
Net assets acquired	$247,429	$(1,026)	$246,403
(a) As previously reported in the Company's Form 10-Q for the period ended March 31, 2012.
(b) These measurement period adjustments were recorded to reflect an additional $1.0 million paid to the former HealthTran owners for the working capital reconciliation and changes in the estimated fair values of the associated assets acquired and liabilities assumed based on factors existing as of the acquisition date.
During the year ended December 31, 2012, the Company recognized $18.8 million of amortization expense from intangible assets acquired in the HealthTran acquisition. Amortization associated with the HealthTran acquisition in 2013 is expected to be $14.6 million.
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

CATAMARAN CORPORATION
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

Costs related to the PTRX and SaveDirectRx acquisitions of $0.4 million are included in SG&A expenses for the year ended December 31, 2011. The costs incurred are comprised of legal, accounting, valuation, and professional services fees associated with the PTRX and SaveDirectRx acquisition. Due to the previous contractual relationship between the Company and PTRX, there were pre-existing transactions between the two entities which resulted in approximately $2.4 million in accounts receivable due to the Company from PTRX and SaveDirectRx mainly for PBM services provided, and approximately $2.6 million due to PTRX and SaveDirectRx primarily for pharmacy benefit management rebates, as of the acquisition date. No gain or loss was generated from the subsequent settlement of these pre-existing balances.

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

The goodwill recognized by the Company represents many of the synergies and business growth opportunities that may be realized from these acquisitions. The opportunity to bring Catamaran's full suite of PBM services to PTRX and SaveDirectRx clients is a significant driver of the goodwill created. In addition, there are cost saving opportunities through adding PTRX and SaveDirectRx into the Company's pharmacy and purchasing networks.

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

During the year ended December 31, 2012, the Company recognized $4.8 million of amortization expense from intangible assets acquired. Amortization for 2013 is expected to be $4.3 million.

CATAMARAN CORPORATION
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

MedfusionRx Acquisition

On December 28, 2010, the Company, completed the acquisition of MedfusionRx, L.L.C. and certain affiliated entities and certain assets of Medtown South, L.L.C (collectively, "MedfusionRx"), a specialty pharmacy provider with significant expertise in providing clinical services to patients with complex chronic conditions. The purchase price for MedfusionRx was $101.5 million in cash, subject to a customary post-closing working capital adjustment, and an opportunity for the former owners of MedfusionRx to earn an additional $5.5 million in cash, subject to the satisfaction of certain performance targets in the 2012 fiscal year, in each case based upon the terms and subject to the conditions contained in the Purchase Agreement. MedfusionRx's results of operations from the date of acquisition through December 31, 2010 were not material to the Company’s results of operations for 2011.

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

As the fair value measurement for the contingent consideration is based on inputs not observed in the market, the measurement is classified as a Level 3 measurement as defined by the fair value measurements guidance.

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

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition of specialty pharmacy locations and expands the Company's product offerings. Further, the Company expects to drive cost savings due to the increased volume of prescription drug purchases of the combined entities which should yield improved pricing from the Company's suppliers.

The following summarizes the final fair values assigned to the assets acquired and liabilities assumed at the acquisition date (in thousands):

Current assets	$20,781
Property and equipment	360
Goodwill	79,034
Intangible assets	26,262
Total assets acquired	126,437
Current liabilities	20,058
Total liabilities assumed	20,058
Net assets acquired	$106,379

During the year ended December 31, 2012, the Company recognized $12.9 million of amortization expense from intangible assets acquired. Amortization for 2013 is expected to be $2.8 million.

The estimated fair values and useful lives of intangible assets acquired are as follows (dollars in thousands):

	Fair Value	Useful Life
Trademarks/Trade names (a)	$10,000	10 years
Customer relationships	14,562	5 years
Non-compete agreements	1,400	5 years
License	300	3 years
Total	$26,262

(a) In October 2012, the Company launched its new specialty brand, BriovaRx, formerly known as Medfusion and Ascend. As a result of the re-branding of the specialty business, the Company concluded that the useful life of the intangible asset that the Company recorded for the MedfusionRx trade name should be reduced since the name would no longer be used by the Company, which was the asset's highest and best use. As a result, the Company recorded an additional $8.0 million in amortization expense during 2012.

None of the acquired intangible assets will have any residual value at the end of the amortization periods. There were no in-process research and development assets acquired.

MedMetrics Health Partners Acquisition

On June 1, 2011, the Company completed the acquisition of substantially all of the assets of MedMetrics Health Partners, Inc. (“MedMetrics”), the full-service PBM subsidiary of Public Sector Partners, Inc., which is affiliated with a major medical school. MedMetrics' results of operations are included in the 2011 consolidated statements of operations commencing June 1, 2011. Prior to the acquisition, MedMetrics was a customer of the Company and its associated revenue was accounted for in the PBM segment. Due to the previous contractual relationship between the Company and MedMetrics, there were pre-existing transactions between the two entities which resulted in approximately $10.6 million in accounts receivable due to the Company from MedMetrics for PBM services provided as of the acquisition date. No gain or loss was generated from the subsequent settlement of these pre-existing balances.

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

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined historical results of operations of the Company and its recent acquisitions of Catalyst, HealthTran, PTRX and SaveDirectRx as if the acquisitions had each occurred as of January 1, 2011. The unaudited pro forma financial information includes certain adjustments related to the acquisitions, such as increased amortization from the fair value of intangible assets acquired recorded as part of the purchase accounting, the elimination of transactions between the Company and the acquired entities, and related income tax effects.

Unaudited pro forma results of operations are as follows (dollars in thousands, except share and per share amounts):

	Years Ended December 31,
	2012	2011
Revenue	$12,938,675	$10,593,613
Gross profit	$920,444	$703,042
Net income	$167,558	$52,812
Earnings per share:
Basic	$0.82	$0.26
Diluted	$0.82	$0.26
Weighted average shares outstanding:
Basic	204,640,652	202,993,252
Diluted	205,589,803	204,643,456

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

5. Variable Interest Entity
Catalyst entered into a purchase agreement on December 16, 2011, and made an initial capital contribution of $5.0 million to Script Relief LLC ("Script Relief"), a Delaware limited liability company, in exchange for a 19.9% ownership interest. On March 1, 2012, Catalyst made an additional $5.0 million capital contribution to Script Relief due to its achievement of certain milestones, thereby increasing Catalyst's ownership interest to 47.0%. Script Relief operates a direct to consumer pharmacy benefit business, including discount card offerings and associated activities. The Company evaluated this transaction and determined that Script Relief is a variable interest entity with Catamaran being the primary beneficiary, as the Company's underlying PBM and pharmacy contracts represent Script Relief's key business operations and the Company has the power to direct these activities. As a result, Script Relief is consolidated in the Company's consolidated financial statements with the amounts attributable to the non-controlling interests disclosed. The assets and liabilities of Script Relief were recorded at fair value as of the date of the Merger with Catalyst. The carrying amount of the assets and liabilities, and the impact of the operating results of this consolidated variable interest entity are not material to our consolidated financial statements.
Beginning in December 2012, and through April 2016, the Company has the right to purchase all of the outstanding interests owned by the other equity member of Script Relief. The purchase of the outstanding interests is at our sole discretion and is subject to a contractually-defined purchase price. If the Company elects to exercise this call option, it contains a minimum purchase price of $50.0 million, which could be increased based on operating performance. Conversely, beginning in April 2016, the Company has the right to require Script Relief to redeem the Company's ownership interest in Script Relief at original cost plus a defined preferred return. There are no terms that would require the Company to provide additional financial support to the variable interest entity.

6.	Property and Equipment
Net property and equipment was made up of the following at December 31, 2012 and 2011:

December 31, 2012	Cost	Accumulated Depreciation	Net Book Value
	(In thousands)
Furniture and equipment	$15,819	$(5,478)	$10,341
Computer equipment and software	137,541	(52,013)	85,528
Leasehold improvements	15,889	(6,557)	9,332
	$169,249	$(64,048)	$105,201

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2011	Cost	Accumulated Depreciation	Net Book Value
	(In thousands)
Furniture and equipment	$6,089	$(3,574)	$2,515
Computer equipment and software	49,539	(35,252)	14,287
Leasehold improvements	9,334	(4,478)	4,856
	$64,962	$(43,304)	$21,658

Depreciation expense, including property and equipment acquired under capital leases, totaled $20.2 million, $9.5 million, and $8.4 million for the years ended December 31, 2012, 2011, and 2010, respectively. Of the total depreciation expense, $3.5 million, $2.7 million, and $2.4 million was related to the data center operations and allocated to cost of revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

7.    Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by reportable segment for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	PBM	HCIT	Total
Balance at December 31, 2010	$200,932	$19,665	$220,597
Adjustments to purchase price allocation (1)	523	—	523
Acquisitions (2)	69,925	—	69,925
Balance at December 31, 2011	271,380	19,665	291,045
HealthTran acquisition (3)	173,642	—	173,642
Catalyst Merger (4)	4,010,235	—	4,010,235
Separate transactions (5)	(4,607)	—	(4,607)
Measurement periods adjustments (6)	7,723	—	7,723
Balance at December 31, 2012	$4,458,373	$19,665	$4,478,038

(1)	Represents adjustments to purchase price, including settlement of working capital adjustment.

(2)	Represents the acquisitions of Medmetrics, PTRX and SaveDirectRx in 2011.

(3)	Initial goodwill recorded for the the acquisition of HealthTran in January 2012.

(4)	Initial goodwill recorded in connection with the Merger with Catalyst in July 2012.

(5)	Adjustments to goodwill for transactions entered into and executed by Catalyst prior to the Merger deemed to have future benefit to the Company and not recorded as part of purchase accounting.

(6)
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

Definite-lived intangible assets are amortized over the useful lives of the related assets. The components of intangible assets were as follows (in thousands):

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,329,874	$155,343	$1,174,531	$92,274	$39,158	$53,116
Acquired software	3,765	3,765	—	3,765	3,522	243
Trademarks/Trade names	14,070	14,070	—	12,320	2,831	9,489
Non-compete agreements	6,990	4,294	2,696	7,810	2,226	5,584
Licenses	22,480	716	21,764	1,680	335	1,345
Total	$1,377,179	$178,188	$1,198,991	$117,849	$48,072	$69,777

Future amortization associated with intangible assets recorded as of December 31, 2012 is estimated to be $194.2 million in 2013, $178.9 million in 2014, $163.8 million in 2015, $142.5 million in 2016, $131.2 million in 2017, and $388.4 million for years after 2017.

8. Accrued Expenses and Other Current Liabilities

The Company's accrued expenses and other current liabilities are comprised of the following (in thousands):

	December 31,
	2012	2011
Customer deposits	$9,749	$12,253
Salaries and wages payable	57,202	17,095
Deferred revenue	8,318	8,286
Income taxes payable	—	8,088
Contingent purchase price liability	33,595	—
Other accrued expenses	145,947	21,007
Total accrued expenses and other current liabilities	$254,811	$66,729

9.    Long-Term Liabilities
Long- term debt
The following table sets forth the components of long-term debt (in thousands) as of December 31, 2012. At December 31, 2011, the Company did not have any outstanding long-term debt.

Senior secured term loan facility with an interest rate of 2.25% at December 31, 2012	$1,073,403
Senior secured revolving credit facility due July 2, 2017 with an interest rate of 2.25% at December 31, 2012	100,000
Less current maturities	(41,250)
Long-term debt	$1,132,153

(a) 2012 Credit Agreement

Concurrent with the consummation of the Merger on July 2, 2012, the Company executed a $1.8 billion credit agreement consisting of (i) a five-year senior secured term loan facility in the amount of $1.1 billion (the “Term A Facility”) and (ii) a five-year senior secured revolving credit facility in the amount of $700.0 million (the “Revolving Facility,” and, together with the Term A Facility, the “ 2012 Credit Agreement”). In July 2012, the Company borrowed $1.4 billion under the 2012 Credit Agreement consisting of $1.1 billion under the Term A Facility and $300.0 million under the Revolving Facility to fund in part the aggregate cash consideration payable to Catalyst stockholders in the Merger, repay and discharge existing indebtedness of the Company and Catalyst and pay related transaction fees and expenses. Net proceeds received under the Term A Facility were $1.1 billion less $29.6 million in debt discount. The debt discount related to the Term A Facility is presented on the consolidated balance sheet as a reduction to long-term debt and is being amortized to interest expense over the life of the Term A Facility using the straight-line method as this method does not result in a materially different interest expense than the effective - interest method. Additionally, the Company paid $18.8 million in debt issuance costs related to the Revolving Facility. The financing costs related to the Revolving Facility are presented on the consolidated balance sheet as other assets and are being amortized to interest expense over the life of the Revolving Facility using the straight-line method. The amortization related to financing costs and debt discounts totaled $5.0 million for the year ended December 31, 2012.

During 2012, the Company repaid $200.0 million of the amount borrowed under the Revolving Facility. As of December 31, 2012, the Company had $600.0 million of remaining available borrowing capacity under the Revolving Credit Facility.

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

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The 2012 Credit Agreement requires the Company to maintain a consolidated leverage ratio at all times less than or equal to 3.75 to 1 initially, with step-downs to (i) 3.50 to 1 beginning with the fiscal quarter ending December 31, 2012, (ii) 3.25 to 1 beginning with the fiscal quarter ending December 31, 2013 and (iii) 3.00 to 1 beginning with the fiscal quarter ending December 31, 2014. The Company’s consolidated leverage ratio is defined as the ratio of (1) consolidated total debt to (2) consolidated EBITDA (with add-backs permitted to consolidated EBITDA for (a) fees and expenses related to the Merger, the closing of the 2012 Credit Agreement, a specified historic acquisition and future permitted acquisitions, (b) synergies projected by the Company in good faith to be realized as a result of the Merger in an aggregate amount not to exceed a specified threshold and (c) fees and expenses and integration costs related to historical acquisitions of Catalyst and its subsidiaries in an aggregate amount not to exceed a specified threshold). The Company is also required to maintain an interest coverage ratio greater than or equal to 4.00 to 1, where the interest coverage ratio is defined as the ratio of (1) consolidated EBIT (with add-backs permitted to consolidated EBIT for (x) fees and expenses related to the Merger, the closing of the 2012 Credit Agreement, a specified historic acquisition and future permitted acquisitions, (y) synergies projected by the Company in good faith to be realized as a result of the Merger in an aggregate amount not to exceed a specified threshold and (z) fees and expenses and integration costs related to historical acquisitions of Catalyst and its subsidiaries in an aggregate amount not to exceed a specified threshold) to (2) consolidated interest expense, tested at the end of each fiscal quarter for the rolling four fiscal quarter period then most recently ended. As of December 31, 2012, the Company was in compliance with the covenants of the 2012 Credit Agreement.

The 2012 Credit Agreement also contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to:  incur additional indebtedness; create liens; make investments, loans, advances or guarantees; sell or transfer assets; pay dividends and distributions or repurchase its own capital stock; prepay certain indebtedness; engage in mergers, acquisitions or consolidations (subject to exceptions for certain permitted acquisitions); change its lines of business or enter into new lines of business; engage in certain transactions with affiliates; enter into agreements restricting the ability to grant liens in favor of the collateral agent for the benefit of the secured parties; engage in sale and leaseback transactions; or enter into swap, forward, future or derivative transaction or option or similar agreements.  In addition, the 2012 Credit Agreement includes various (i) customary affirmative covenants and other reporting requirements and (ii) customary events of default, including, without limitation, payment defaults, violation of covenants, material inaccuracy of representations or warranties, cross-defaults to other material agreements evidencing indebtedness, bankruptcy events, certain ERISA events, material judgments, invalidity of guarantees or security documents and change of control. Drawings under the Revolving Facility are subject to certain conditions precedent, including material accuracy of representations and warranties and absence of default.

The carrying value of the Company's debt at December 31, 2012 approximates its fair value.

(b) 2011 Credit Agreement

On December 16, 2011, the Company entered into a Credit Agreement (the “2011 Credit Agreement”) with JPMCB, as a lender and as administrative agent, and other financial institutions within the syndication, with respect to a five-year senior unsecured revolving credit facility. The 2011 Credit Agreement provided that, upon the terms and subject to the conditions set forth therein, the lenders will make loans to the Company from time to time, with an initial aggregate revolving commitment of $350 million, subject to increase from time to time up to a maximum aggregate revolving commitment of $450 million. On January 3, 2012, the Company borrowed $100 million under the 2011 Credit Agreement to pay a portion of the consideration in connection with the acquisition of HealthTran and certain transaction fees and expenses related to the acquisition. In connection with the 2011 Credit Agreement, the Company incurred approximately $1.6 million in financing costs. The financing costs were presented on the consolidated balance sheet as other assets and were amortized to interest expense over the life of the 2011 Credit Agreement using the straight-line method. In connection with the Merger, the Company terminated its 2011 Credit Agreement after repaying the outstanding balance in July 2012 and executed a new credit agreement as discussed above.

10.	Shareholders' Equity

(a)	Common shares:
(i) Authorized:  Unlimited no par voting common shares
(ii) Issuance of common shares:

On May 16, 2012, the Company completed a public offering of 12.0 million of its common shares at a price to the public of $45.30 per share. The net proceeds to the Company from the offering were approximately $519.1 million, after deducting the underwriting discounts and commissions and offering expenses. The Company used part of the net proceeds from the offering to pay a portion of the cash component of the Merger consideration and other related fees and expenses in connection with the Merger and the balance was used for general corporate purposes.

On July 2, 2012, the Company issued 66.8 million common shares and 0.5 million warrants in connection with the Catalyst Merger. See Note 4 — Business Combinations for further information related to the Merger.

(b)	Equity incentive plans:
Effective on March 11, 2009, the Board of Directors of the Company adopted the Catamaran Corporation Long-Term Incentive Plan (“LTIP”), which was approved by the shareholders of the Company at the Annual and Special Meeting of Shareholders on May 13, 2009. The LTIP provides for the grant of stock option awards, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other stock-based awards to eligible persons, including executive officers and directors of the Company. The purpose of the LTIP is to advance the interests of the Company by attracting and retaining high caliber employees and other key individuals who perform services for the Company, a subsidiary or an affiliate; align the interests of the Company’s shareholders and recipients of awards under the LTIP by increasing the proprietary interest of such recipients in the Company’s growth and success; and motivate award recipients to act in the best long-term interest of the Company and its shareholders. The LTIP replaced the previous stock option plan, and no further grants or awards will be issued under the previous stock option plan. The maximum common shares of the Company allowed to be issued under the LTIP was increased by 3.6 million on May 11, 2011, after the Company’s shareholders approved an amendment to the LTIP at the Annual and Special Meeting of Shareholders of the Company. In July 2012, the maximum common shares of the Company allowed to be issued under the Catamaran Corporation LTIP was increased by 5.0 million. Any full-value awards (i.e., any awards other than stock options or stock appreciation rights) granted under the LTIP are counted against this share limit as 1.79 shares for every one share granted. There were 6,592,661 stock-based awards available for grant under the LTIP as of December 31, 2012.

Prior to May 2007, all stock options awarded by the Company were denominated in Canadian dollars as required by the plan in effect at the grant date. Amendments to the plan in May 2007 permitted the Company to denominate stock option awards in either Canadian or U.S. dollars. All grants made subsequent to May 2007 are denominated in U.S. dollars.

In connection with the closing of the Merger with Catalyst on July 2, 2012, the Company assumed the 2003 HealthExtras, Inc. Equity Incentive Plan (the “2003 Plan”) and the Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan (the “2006 Plan” and, together with the 2003 Plan, the "Catalyst Plans”), each as amended and adjusted for the purpose of granting awards to certain employees of Catalyst who continue their employment with the Company subsequent to the close of the Merger or to newly hired employees of the Company who were not employed with the Company as of the close of the Merger. The Catalyst Plans provide for the grant of stock option awards, restricted stock unit ("RSU") awards, performance awards and other stock-based awards to eligible persons. The maximum common shares of the Company allowed to be issued under the assumed Catalyst Plans is 1,492,014. Any full-value awards (i.e., any awards other than stock options or SARs) granted under the Catalyst 2006 Plan are counted against this share limit as 1.45 shares for every one share granted. There were 1,127,090 stock-based awards available for grant under the Catalyst Plans as of December 31, 2012.

The following table summarizes activity related to stock options denominated in Canadian dollars for the year ended December 31, 2012:

	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	163,044	$3.20
Granted	—	$—
Exercised	(115,802)	$3.08
Expired	(1,668)	$2.91
Forfeited	—	$—
Outstanding, end of period	45,574	$3.53

The Company ceased granting Canadian dollar stock options in 2007. All Canadian dollar options outstanding expire five years from the date of vesting.

The following table summarizes certain information about the Canadian dollar stock options outstanding at December 31, 2012 in Canadian dollars:

Range of Exercise Price	Options Outstanding and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 2.91 - $ 6.09	45,574	1.0	$3.53

The aggregate intrinsic value and remaining contractual term of exercisable stock options at December 31, 2012 was approximately $2.0 million (Cdn.$2.0 million ) and 1 year, respectively.

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value of Canadian stock options exercised during the years ended December 31, 2012, 2011, and 2010 was as follows (in thousands):

	2012	2011	2010
U.S. dollars	$4,512	$7,271	$20,340
Canadian dollars	$4,477	$7,425	$20,656

As of the year ended December 31, 2012 there was no unrecognized compensation cost related to Canadian dollar stock options as all options were fully vested. The total fair value of Canadian stock options which vested during the year ended December 31, 2010 was as follows (in thousands):

2010
U.S. dollars	$329
Canadian dollars	$348

The following table summarizes activity related to stock options denominated in U.S. dollars for the year ended December 31, 2012. The Company began issuing these stock options subsequent to May 2007:

	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	2,357,702	$10.21
Granted	397,840	$35.99
Assumed in the Catalyst Merger	6,812	$5.44
Exercised	(1,303,942)	$5.68
Expired	(43,004)	$24.89
Forfeited	(2,000)	$5.90
Outstanding, end of period	1,413,408	$21.18

U.S. dollar options granted during 2012, were primarily subject to a graded vesting schedule of four years. U.S. dollar options granted expire seven years from the grant date.

The following table summarizes certain information about the U.S. dollar stock options outstanding at December 31, 2012:

Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 2.84 - $ 7.94	366,688	2.11	$5.01	223,800	$4.13
$ 7.95 - $ 22.48	259,080	4.25	$15.73	97,260	$15.38
$ 22.49 - $ 25.85	358,288	5.20	$25.01	68,354	$24.95
$ 25.86 - $ 32.45	49,750	5.59	$27.84	10,000	$28.04
$ 32.46 - $ 46.75	379,602	6.20	$36.02	—	$—
$ 2.84 - $ 46.75	1,413,408	4.50	$21.18	399,414	$11.03

The aggregate intrinsic value and remaining contractual term of exercisable stock options at December 31, 2012 was $14.4 million and 2.76 years, respectively. The aggregate intrinsic value and remaining contractual term of all vested options and options that are expected to vest are $36.6 million and 4.5 years, respectively. The intrinsic value of options exercised during 2012, 2011 and 2010 was $45.8 million, $23.3 million, and $17.5 million, respectively. The total fair value of stock options which vested during the years ended December 31, 2012, 2011, and 2010 was approximately $2.8 million, $2.5 million, and $2.3 million, respectively.

As of December 31, 2012, there was $7.8 million of unrecognized compensation cost related to U.S. dollar stock options which is expected to be recognized over a weighted-average period of 2.66 years.

(c)	Employee Stock Purchase Plan:

On May 16, 2007, shareholders of the Company approved the creation of the Employee Stock Purchase Plan (“ESPP”) which allows eligible employees to withhold annually up to a maximum of 15% of their base salary, or $25,000, subject to U.S. Internal Revenue Service limitations, for the purchase of the Company’s common shares. Common shares will be purchased on the last day of each offering period at a

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discount of 5% of the fair market value of the common shares on such date. The aggregate number of common shares that may be awarded under the ESPP may not exceed 400,000 common shares.

During the first quarter of 2009, the ESPP was amended so that the common shares available for purchase under the ESPP are drawn from reacquired common shares purchased on behalf of the Company in the open market. Prior to the amendment in 2009, the common shares available for purchase under the ESPP were drawn from either authorized but previously un-issued common shares or from reacquired common shares, including those purchased by the Company in the open market. During 2012, 2011, and 2010, the Company delivered 14,697, 13,544, and 14,144 common shares, respectively, under the ESPP.

The ESPP is not considered compensatory as the plan terms are no more favorable than to all other shareholders, and the purchase discount does not exceed the per-share costs that would be incurred through a public offering. Since the plan is not considered compensatory, no portion of the costs related to ESPP purchases is included in the Company’s stock-based compensation expense.

(d)	Restricted Stock Units:

During 2012, the Company granted time-based RSUs and performance based RSUs to its employees and non-employee directors under both the LTIP and the Catalyst Plans. Time-based RSUs vest on a straight-line basis over a range of three to four years. During 2012, the Company also granted time-based RSUs that cliff vest after a three to four year period. Performance-based RSUs cliff vest based upon reaching agreed upon three-year performance conditions. The number of outstanding performance-based RSUs as of December 31, 2012 stated below assumes the associated performance targets will be met at the maximum level. The table below summarizes the number of time-based and performance-based RSUs that were granted and outstanding under both plans for the year ended December 31, 2012:

	LTIP Plan			Catalyst Plans
	Number of Restricted Stock Units			Number of Restricted Stock Units
	Time-Based	Performance - Based	Weighted Average Grant Date Fair Value Per Unit	Time-Based	Performance - Based	Weighted Average Grant Date Fair Value Per Unit
Granted	431,800	228,912	$35.84	223,574	40,000	$45.13
Outstanding	730,934	643,596		208,974	38,000

The total intrinsic value of RSUs that vested during the year under the LTIP plan was $18.0 million. There were no RSUs that vested during the year under the Catalyst Plans. At December 31, 2012, there was $22.0 million and $9.5 million unrecognized compensation cost related to RSUs which is expected to be recognized over a weighted-average period of 2.35  and 3.34 years under the LTIP and Catalyst Plans, respectively. The following table summarizes the information about RSUs for the year ended December 31, 2012 under the plans:

	LTIP Plan		Catalyst Plans
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested balance as of the beginning of the period	1,219,818	$7.03	—	$—
Granted	660,712	$35.84	263,574	$45.13
Vested	(471,996)	$10.96	—	$—
Forfeited	(34,004)	$26.21	(16,600)	$45.09
Nonvested balance as of the end of the period	1,374,530	27.10	246,974	$45.13

(e)	Stock-based Compensation:

For the years ended December 31, 2012, 2011, and 2010, the Company recorded stock-based compensation expense of $17.7 million, $9.4 million, and $5.9 million, respectively.

The Company allocated stock-based compensation costs to the same statement of operations line item as the cash compensation to those employees. Accordingly, the allocation of the compensation costs is as follows for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	2012	2011	2010
Cost of revenue	$687	$650	$736
Selling, general and administrative	16,980	8,795	5,159
Total stock-based compensation	$17,667	$9,445	$5,895

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total income tax benefit, using the Company’s statutory tax rates, recognized in the statements of operations for stock-based compensation arrangements for years ended December 31, 2012, 2011, and 2010 was $6.5 million, $3.5 million, and $1.4 million, respectively.

The Black-Scholes-Merton option-pricing model was used to estimate the fair value of the options at grant date for the years ended December 31, 2012, 2011, and 2010, based on the following assumptions:

	2012	2011	2010
Volatility	47.2-49.2%	48.6 - 51.9%	47.9 - 48.5%
Risk-free interest rate	0.65-0.83%	0.86 - 2.16%	1.41 - 2.39%
Expected life	4.5 years	4.5 years	4.5 years
Dividend yield	—	—	—
Weighted average grant date fair value:
U.S. dollar stock options	$14.70	$10.81	$6.95

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
11.    Income Taxes
The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows.

	December 31,
	2012	2011
	(In thousands)
Deferred income tax assets:
Non-capital loss carryforwards (“NOL”)	$3,928	$264
Property and equipment and intangible assets	48	31
Capital loss carried forward	4,254	3,362
Lease inducements and deferred financing	2,619	1,877
Investment tax credits	536	485
Reserves and accruals	37,637	7,006
Stock-based compensation	7,994	4,417
Other	4,269	3,044
Total	61,285	20,486
Less valuation allowance - current	486	369
Less valuation allowance - long term	5,311	3,234
Total valuation allowance	5,797	3,603
Total deferred tax assets	$55,488	$16,883
Deferred tax assets — current	$38,938	$9,642
Deferred tax assets — long term	16,550	7,241
Total	$55,488	$16,883
Deferred income tax liabilities:
Property and equipment and intangible assets	$353,162	$24,720
Dividend withholding tax	8,000	—
Other	2,014	375
Total	$363,176	$25,095
At December 31, 2012, the Company had gross deferred tax assets (“DTAs”) totaling $61.3 million compared to $20.5 million at December 31, 2011. Of the $61.3 million, $5.0 million of DTAs related to its Canadian operations compared to $4.0 million at December 31, 2011. The Company also had deferred tax liabilities which increased to $363.2 million at December 31, 2012 from $25.1 million at December 31, 2011 primarily as a result of the Catalyst Merger.

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The balance of the valuation allowance was $5.8 million at December 31, 2012 compared to $3.6 million at December 31, 2011. The valuation allowance arising from the Canadian operations was $4.8 million at December 31, 2012 and $3.4 million at December 31, 2011. The Canadian valuation allowance increased during the year as a result of a loss from operations. The amount of this valuation allowance is subject to adjustment by the Company in future periods based upon its assessment of evidence supporting the degree of probability that DTAs will be realized.
At December 31, 2012, the Company had a DTA of $3.5 million and $0.4 million related to Federal and state NOLs, respectively. The federal and state NOLs are available to reduce future years’ taxable income and expire beginning in 2030 and 2014, respectively. A valuation allowance of $0.2 million has been established against a portion of the state NOLs related to one of the Company’s prior acquisitions.
The Company has unused investment tax credits of approximately $0.5 million, which can be offset against Canadian federal income taxes payable in future taxation years. These investment tax credits expire in varying amounts from 2022 through 2029.
The differences between the effective tax rate reflected in the provision for income taxes and the U.S. statutory income tax rate are as follows (dollars in thousands):

	Years Ended December 31,
	2012	2011	2010
Corporate statutory rate	35.0%	35.0%	35.0%
Income tax expense on income before income taxes	$66,618	$48,403	$34,145
Tax effect of:
State and local income taxes, net of federal benefit	4,281	3,025	2,219
Transaction costs and transaction related expenses	5,252	100	—
Dividend withholding tax	13,074	—	—
Impact of foreign tax rates	(1,582)	(73)	(245)
Cross-jurisdictional financing	(23,937)	(6,072)	(3,984)
Adjustment to tax reserves	550	40	255
Other	1,568	1,085	431
Valuation allowance	3,492	—	—
	$69,316	$46,508	$32,821
Income from U.S. operations before income taxes was $158.7 million, $137.3 million, and $92.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. Income from outside the U.S. before income taxes, including taxable income attributable to intercompany debt, was $31.6 million, $1.0 million, and $5.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current tax expense
United States	$94,834	$52,297	$29,256
Foreign	12,407	105	275
Total current tax expense	107,241	52,402	29,531
Deferred tax expense (benefit)
United States	(38,441)	(6,066)	1,945
Foreign	516	172	1,345
Total deferred tax expense	(37,925)	(5,894)	3,290
Total tax expense	$69,316	$46,508	$32,821
Uncertain Tax Positions
Accounting guidance for uncertain tax positions prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2012, the Company has an accrued liability in the consolidated balance sheet of $18.8 million. As of December 31, 2011 and 2010, the Company had an accrued liability of $0.6 million. The increase is primarily the result of matters related to the Catalyst Merger. This liability related to various uncertain federal and state income tax matters, the resolution of all of which would not have a material impact on the Company’s effective tax rate.

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, for 2012 is as follows (in millions):

2012
Balance at January 1	$0.6
Additions for tax positions related to prior years	10.3
Additions based on tax positions related to the current year	7.9
Balance at December 31	$18.8
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Accrued interest at December 31, 2012 and 2011 was $0.5 million and $0.1 million, respectively. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease within twelve months of December 31, 2012. The Company currently estimates that such increases or decreases will not be material.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, including Canada. With few exceptions, the Company is no longer subject to tax examinations by tax authorities for years prior to 2007.
12.    Earnings Per Share

The following table sets forth the computation of basic and diluted EPS for the years ended December 31, 2012, 2011, and 2010 (in thousands, except share and per share data):

	2012	2011	2010
Numerator:
Net income available to common shareholders	$116,658	$91,786	$64,735
Denominator for basic EPS — weighted average common shares outstanding	166,765,682	124,253,312	121,473,662
Effect of dilutive securities:
Restricted stock units	329,975	462,314	1,105,234
Stock options	734,963	1,187,890	3,694,304
Denominator for diluted EPS	167,830,620	125,903,516	126,273,200
Earnings per share:
Basic	$0.70	$0.74	$0.53
Diluted	$0.70	$0.73	$0.51

The Company calculated the number of options and RSUs included in the diluted EPS calculation following the treasury stock method as outlined in earnings per-share accounting guidance. The following represents the stock options and RSUs that are not included in the calculation of diluted EPS due to their anti-dilutive impact:

	December 31,
	2012	2011
Anti-dilutive RSUs	773,509	23,906
Anti-dilutive stock options	288,532	90,638
	1,062,041	114,544

13.    Supplemental Cash Flow Information
(a) Other non-cash activities (in thousands):

	Years Ended December 31,
	2012	2011	2010
Contingent purchase price recorded from the SaveDirectRx acquisition	$—	$4,225	$—
Contingent purchase price recorded from the MedfusionRx acquisition	—	—	4,865
Equity shares issued as a result of the NMHC acquisition	4	12	—
Equity shares issued as a result of the Catalyst Merger	3,238,141	$—	$—
(b) Cash paid / received for income taxes and interest was as follows for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
Income taxes paid	$22,052	$30,948	$19,334
Interest paid	18,711	1,792	1,351
Interest received	$473	$502	$746

14.	Employee Benefit Plans
The Company has a 401(k) savings plan that allows eligible employees to defer a percentage of their salary, not to exceed $16,500 in 2012 , 2011 and 2010. The Company matches an amount equal to 100% of the first 1% of eligible earnings and 50% of the next 2% through 6% of eligible earnings. All participant contributions are 100% vested. Employer contributions become 20% vested after one year of service and 100% vested after completion of two years of service. For 2012, 2011 and 2010, the Company’s contributions to this plan were $4.9 million, $2.3 million, and $1.7 million, respectively.

15.	Commitments and Contingencies

(a)	Lease Commitments:

The Company maintains operating lease agreements for office space in its main operating locations. The Company also leases certain office equipment.

Aggregate future minimum payments in respect of non-cancellable operating lease agreements as of December 31, 2012, which extend until 2025, are as follows (in thousands):

Operating Leases
2013	$17,621
2014	17,698
2015	18,567
2016	17,485
2017	17,816
After 2017	91,176
$180,363

The total rental expense under operating leases for the years ended December 31, 2012, 2011, and 2010 was $17.1 million, $6.4 million, and $5.7 million, respectively. The lease renewal terms have not been factored into the commitments noted above as not renewing these leases would not have a detrimental impact on the Company.

(b)	Contingencies:

A number of lawsuits were filed by alleged Catalyst stockholders challenging our proposed merger transaction with Catalyst following our announcement on April 18, 2012 that we had entered into a definitive merger agreement with respect to the Merger.  The complaints in the actions name as defendants Catalyst, Catalyst's directors, the Company and certain wholly-owned subsidiaries of the Company (collectively, “the defendants”).  Five complaints were filed in two different venues:  four complaints in the Court of Chancery of the State of Delaware and one in the Circuit Court for Montgomery County of the State of Maryland.  The plaintiffs in the purported class action complaints generally alleged, among other things, that (i) the Catalyst directors violated their fiduciary duties in connection with their negotiation of and agreement to the merger agreement and the Merger by, among other things, agreeing to allegedly inadequate consideration and preclusive terms, (ii) the Company and certain of its wholly-owned subsidiaries allegedly aided and abetted the Catalyst directors' alleged breaches of fiduciary duties and (iii) the joint proxy statement/prospectus of the Company and Catalyst relating to the Merger allegedly included certain materially misleading disclosures and omissions. The plaintiffs sought, among other things, to enjoin the defendants from consummating the Merger and unspecified compensatory damages, together with the costs and disbursements of the action.  On May 25, 2012, the Delaware Court of Chancery issued a decision and order consolidating the Delaware cases. On June 25, 2012, the defendants entered into a memorandum of understanding with respect to a settlement with the remaining parties to the action in the Court of Chancery in the State of Delaware.  Without agreeing that any of the plaintiffs' claims have merit, the defendants agreed, pursuant to the terms of the memorandum of understanding, to make additional disclosures described in the Company's Current Report on Form 8-K filed June 25, 2012, which supplemented and formed part of the joint proxy statement/prospectus of the Company and Catalyst dated June 1, 2012. In July 2012, the Maryland case was voluntarily dismissed by the plaintiff in that action. On October 24, 2012, the parties to the remaining Delaware cases filed a stipulation of settlement, which is subject to approval by the

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Delaware Court of Chancery following notice to the Catalyst stockholders. At a hearing held on February 5, 2013, the Delaware Court of Chancery, approved the terms of the settlements, dismissed with prejudice all claims against the Company, Catalyst and other defendants and awarded plaintiffs attorney fees in the amount of $450,000, which were subsequently paid in full by the Company. The settlement terms provide that the Delaware cases will be dismissed with prejudice against all defendants. The settlement did not affect the amount of the merger consideration paid to the stockholders of Catalyst in the Merger. As of December 31, 2012, the Company had recorded an immaterial liability in the consolidated financial statements relating to the settlement of this matter.

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

16.    Segment Information

(a) Reportable Segments

The Company manages its business in two segments: PBM and HCIT. The Company and its chief operating decision maker evaluates segment performance and allocates resources based upon revenue and gross profit. Selling, general and administrative expenses, product development, depreciation and amortization, interest and other income and interest expense are reported as corporate expenses as these are managed on a consolidated basis by the Company. The Merger with Catalyst did not change the Company's conclusion on its reporting segments.

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

HCIT Segment

The Company is also a leading provider of HCIT solutions and services to providers, payors and other participants in the pharmaceutical supply chain in North America. The Company’s product offerings include a wide range of software products for managing prescription drug programs and for drug prescribing and dispensing. The Company’s solutions are available on a license basis with on-going maintenance and support or on a transaction fee basis using an ASP model. The Company’s payor customers include managed care organizations, Blue Cross Blue Shield organizations, government agencies, employers and intermediaries such as pharmacy benefit managers. The Company’s provider customers include independent, regional chain, institutional, and mail-order pharmacies. The solutions offered by the Company’s services assist both payors and providers in managing the complexity and reducing the cost of their prescription drug programs and dispensing activities. The Company’s profitability from HCIT depends primarily on revenue derived from transaction processing services, software license sales, hardware sales, maintenance, and professional services.

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information by segment (in thousands):

Year Ended December 31, 2012	PBM	HCIT	Corporate	Total
Revenue	$9,785,084	$155,036	$—	$9,940,120
Cost of revenue	9,141,029	65,715	—	9,206,744
Gross profit	644,055	89,321	—	733,376
Other corporate expenses	—	—	543,039	543,039
Income before income taxes	—	—	—	190,337
Income tax expense	—	—	—	69,316
Net income	—	—	—	121,021
Less net income attributable to non-controlling interest	—	—	—	4,363
Net income attributable to the Company	—	—	—	$116,658
Goodwill	$4,458,373	$19,665	—	$4,478,038
Total assets	$7,159,098	$226,029		$7,385,127

Year Ended December 31, 2011	PBM	HCIT	Corporate	Total
Revenue	$4,859,243	$116,253	$—	$4,975,496
Cost of revenue	4,602,662	63,346	—	4,666,008
Gross profit	256,581	52,907	—	309,488
Other corporate expenses	—	—	171,194	171,194
Income before income taxes	—	—	—	138,294
Income tax expense	—	—	—	46,508
Net income	—	—	—	$91,786
Less net income attributable to non-controlling interest	—	—	—	—
Net income attributable to the Company	—	—	—	$91,786
Goodwill	$271,380	$19,665	—	$291,045
Total assets	$756,755	$293,552		$1,050,307

Year Ended December 31, 2010	PBM	HCIT	Corporate	Total
Revenue	$1,841,600	$106,789	$—	$1,948,389
Cost of revenue	1,681,944	52,390	—	1,734,334
Gross profit	159,656	54,399	—	214,055
Other corporate expenses	—	—	116,499	116,499
Income before income taxes	—	—	—	97,556
Income tax expense	—	—	—	32,821
Net income	—	—	—	$64,735
Less net income attributable to non-controlling interest	—	—	—	—
Net income attributable to the Company	—	—	—	$64,735
Goodwill	$200,932	$19,665	—	$220,597
Total assets	$579,532	$237,258		$816,790

(b) Geographic Information

Revenues of the Company are primarily earned in the United States. The Company’s Canadian operations represented less than 1.0% of the Company’s consolidated revenue for the years ended December 31, 2012, 2011 and 2010.

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c) Major Customers

During the year ended December 31, 2012, one customer accounted for 31% of total revenue. During the year ended December 31, 2011, one customer accounted for 40% of total revenue. During the year ended December 31, 2010, one customer accounted for 10% of total revenue. In 2012, 2011 and 2010, these major customers were included in the PBM segment.

At December 31, 2012, one customer accounted for 13% of the total accounts receivable balance and another customer accounted for 12% of the total accounts receivable balance. At December 31, 2011, one customer accounted for 16% of the total accounts receivable balance.

17.	Financial Instruments

(a)	Credit risk:

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

In order to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rates, the Company entered into 3-year interest rate swap agreements with a total notional amount of $500 million to fix the variable LIBOR rate on the Company's term loan to 0.52%, resulting in an effective rate of 2.52% after adding the 2.00% margin per the 2012 Credit Agreement. Under the interest rate swap, the Company receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent to fixed-rate debt with respect to the notional amount of such swap agreements. These interest rate contract derivative instruments were designated as cash flow hedges upon inception in December 2012.

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

The fair value of the interest rate swap liability as of December 31, 2012 was $2.6 million. Interest expense for the year ended December 31, 2012 includes $0.4 million of interest expense reclassified from other comprehensive income into current earnings. As of December 31, 2012, approximately $1.4 million of deferred expenses related to the derivative instruments accumulated in other comprehensive income is expected to be reclassified as interest expense during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions.

The estimated fair value of the Company’s financial instruments has been determined based on the Company’s assessment of available market information and appropriate valuation methodologies. However, these estimates may not necessarily be indicative of the amounts that the Company could realize in a current market exchange. See Note 18 for the Company’s disclosure on the fair value of derivative instruments.

(d)	Foreign exchange risk:

The Company is subject to foreign exchange risk related to its operations in Canada. The Company does not enter into derivative instruments to mitigate this risk. Exposure to fluctuations in Canadian-dollar denominated transactions is partially offset by Canadian dollar-denominated assets and liabilities.

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Fair Value

Fair value measurement guidance defines a hierarchy to prioritize the inputs to valuation techniques used to measure fair value into three broad levels, with Level 1 considered the most reliable. For assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet, the table below categorizes fair value measurements across the three levels as of December 31, 2012 (in thousands):

Year Ended December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Restricted investments	$—	$4,741	$—	$4,741
Liabilities:
Contingent purchase price consideration	$—	$—	$49,183	$49,183
Derivative	$—	$2,639	$—	$2,639

Year Ended December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Contingent purchase price consideration	$—	—	9,406	$9,406

Restricted investments

Pursuant to regulations governing one of the Company's subsidiaries, Catamaran maintains statutory deposits as required by state Medicaid authorities and other agencies of $4.7 million at December 31, 2012. These restricted investments consist primarily of U.S. Treasury notes are designated as held-to-maturity and are carried at amortized cost, which approximates fair value. The use of these funds is limited to specific purposes as required by each state, or as protection against the insolvency of capitated providers. The Company has the ability to hold these restricted investments until maturity and, as a result, the Company does not expect the value of these investments to decline significantly due to sudden changes in market interest rates. As the fair value measurement for the restricted investments are based on quoted prices for similar assets in an active market, these measurements are classified as Level 2 measurements as defined by fair value measurements guidance.

Contingent purchase price consideration

The contingent purchase price consideration liability reflects the fair values of potential future payments related to the acquisitions of SaveDirectRx, MedfusionRx and Walgreens Health Initiatives (acquired by Catalyst in 2011). The potential future payments are contingent upon the acquired entities meeting or exceeding certain revenue, gross profit or client retention targets. The measurement periods of the targets range from 2012 to 2014. As of December 31, 2012, the fair value of the contingent purchase price consideration was $49.2 million, of which, $29.9 million is classified as accrued expenses and other current liabilities in the consolidated balance sheet and $19.3 million is recorded in other long-term liabilities in our balance sheet. The contingent purchase price for Walgreens Health Initiatives has a maximum payout of $40.0 million. The maximum payout for the SaveDirectRx and MedfusionRx contingent consideration is $4.5 million and $5.5 million, respectively. In February 2013, the Company settled the Medfusion earn-out paying the former owners $5.5 million.

The change in the present value of the amount expected to be paid in the future for the contingent purchase price consideration was $0.3 million and $1.7 million for the years ended December 31, 2012 and 2011, respectively and was recorded as interest expense in the consolidated income statement. The Company utilized a probability weighted discounted cash flow method to arrive at the fair value of the contingent consideration based on the expected results or the achievement of client retention milestones.

As the fair value measurement for the contingent consideration is based on inputs not observed in the market, these measurements are classified as Level 3 measurements as defined by fair value measurements guidance.

Derivatives

Derivative liabilities relate to the interest rate swap (refer to Note 17 — Financial Instruments for further information), which had a fair value of $2.6 million as of December 31, 2012. The fair value adjustment for the year ended December 31, 2012 is $0.4 million and was recognized as interest expense in the consolidated statements of operations. As the fair value measurement for the derivative instruments are based on quoted prices from a financial institution, these measurements are classified as Level 2 measurements as defined by fair value measurements guidance.

During 2012 and 2011, there were no movements of fair value measurements between levels 1, 2 and 3.

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.    Supplemental Information

	Beginning Balance	Charged to Expense	Adjustments	Ending Balance
	(In thousands)
Allowance for doubtful accounts
Year Ended December 31, 2012	$2,725	3,328	1,846	$7,899
Year Ended December 31, 2011	$3,553	$(301)	(527)	$2,725
Year Ended December 31, 2010	$2,871	1,219	(537)	$3,553

	Beginning Balance	Charged to Expense	Adjustments	Ending Balance
	(In thousands)
Valuation allowance for deferred tax assets
Year Ended December 31, 2012	$3,603	2,194	—	$5,797
Year Ended December 31, 2011	$3,714	(111)	—	$3,603
Year Ended December 31, 2010	$3,649	65	—	$3,714

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation (under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer), pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures as of December 31, 2012 (the “Evaluation Date”), which is the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and were effective to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective. The effectiveness of the Company's internal control over financial reporting as of December 31, 2012, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report, included herein.

Except as described below, there were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s Code of Business Conduct and Ethics applies to all directors, officers and employees. You can find the Code of Business Conduct and Ethics on the "Corporate Governance" section of the Company’s Investor Relations website located at www.catamaranrx.com. The Company will post any amendments to the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or NASDAQ, on its Internet site.

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
Information related to compensation plans under which our equity securities are authorized for issuance as of December 31, 2012 is set forth in the table below.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Equity Awards	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (1)	2,833,512	(2)	6,592,661
Equity compensation plans not approved by security holders (3)	246,974	—	1,127,090

(1)
The Long Term Incentive Plan ("LTIP") provides for the grant of stock option awards, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other stock-based awards to eligible persons, including executive officers and directors of the Company.

(2)
At December 31, 2012, the Company had outstanding 45,574 options denominated in Canadian dollars with a weighted average exercise price of C$3.53. There are 1,413,408 options outstanding that are denominated in U.S. dollars with a weighted average exercise price of $21.18. The remaining 1,374,530 securities outstanding are unvested RSUs with a weighted average grant date fair value of $27.10 per unit.

(3)
In connection with the completion of the Catalyst Merger on July 2, 2012, the Company assumed the 2003 HealthExtras, Inc. Equity Incentive Plan (the “Catalyst 2003 Plan”) and the Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan (the “Catalyst 2006 Plan” and, together with the 2003 Plan, the “Catalyst Plans”).  Although the former public stockholders of Catalyst approved the Catalyst Plans, the Company's stockholders have not approved the Catalyst Plans.  New awards under the Catalyst Plans may not be made to any persons who were employees of Catamaran (formerly SXC Health Solutions) and its subsidiaries at the time of the completion of the Catalyst Merger. Unless sooner terminated, the Catalyst 2003 Plan will terminate on March 4, 2013, and the Catalyst 2006 Plan will terminate on April 7, 2020. Currently, the Company's Board of Directors may terminate or amend the Catalyst Plans at any time, subject to applicable NASDAQ and TSX stockholder approval requirements. The Catalyst 2003 Plan provides for the grant of stock options and restricted stock awards, and the Catalyst 2006 Plan provides for the grant of stock options, stock appreciation rights (SARs), restricted stock awards, restricted stock unit (RSU) awards, performance awards and other stock-based awards. Any full-value awards (i.e., any awards other than stock options or SARs) granted under the Catalyst 2006 Plan are counted as 1.45 shares for every one share granted for the purpose of determining the number of remaining common shares available for future issuance under the Catalyst 2006 Plan.  The Company's Compensation Committee has the exclusive authority to administer the Catalyst Plans, including the power to determine eligibility, the types and sizes of awards, the price and timing of awards and the acceleration or waiver of any vesting restriction. At December 31, 2012, the Company had outstanding 246,974 unvested RSUs under the Catalyst 2006 Plan with a weighted average grant date fair value of $45.13 per unit.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information about certain relationships and related transactions and director independence is contained in the “Related Party Transactions” and “Statement of Corporate Governance Practices — Board of Directors — Board Composition and Director Independence” sections in the Proxy Statement, and is incorporated herein by reference.

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

3) Exhibits Filed:

See the Exhibit Index following the signature page to this Annual Report on Form 10-K, which is incorporated herein by reference. Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this annual report is identified in the Exhibit Index by a cross following its exhibit number.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2013.

CATAMARAN CORPORATION

By:	/s/ Mark A. Thierer
Mark A. Thierer
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

By:	/s/ Mark A. Thierer	Chairman and Chief Executive Officer (Principal Executive Officer and Director)	March 1, 2013
Mark A. Thierer

By:	/s/ Jeffrey Park	Chief Financial Officer and Executive Vice President, Finance (Principal Financial and Accounting Officer)	March 1, 2013
Jeffrey G. Park

By:	/s/ Peter J. Bensen	Director	March 1, 2013
Peter J. Bensen

By:	/s/ Steven Cosler	Director	March 1, 2013
Steven D Cosler

By:	/s/ William J. Davis	Director	March 1, 2013
William J. Davis

By:	/s/ Steven B. Epstein	Director	March 1, 2013
Steven B. Epstein

By:	/s/ Betsy D. Holden	Director	March 1, 2013
Betsy D. Holden

By:	/s/ Karen L. Katen	Director	March 1, 2013
Karen L. Katen

By:	/s/ Harry M. Kraemer	Director	March 1, 2013
Harry M. Kraemer

By:	/s/ Anthony R. Masso	Director	March 1, 2013
Anthony R. Masso

Exhibit Index

Exhibit Number	Description of Document	Reference
2.1
Purchase Agreement, dated as of December 1, 2010, among MedfusionRx, L.L.C., Medtown South, L.L.C, the members of Medfusion identified therein, Ron Cunningham, in his capacity as Selling Party Representative, and SXC Health Solutions, Inc.*
Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 29, 2010
2.2
Unit Purchase Agreement, dated as of November 16, 2011, among SXC Health Solutions, Inc., HealthTran LLC, HealthTrans Data Services, LLC, ABRY Senior Equity II, L.P., ASE II-A HealthTran, L.P., ABRY Senior Equity Co-Investment, L.P., The Jack and Mary McClurg Exempt Trust, The Hutchison Family Exempt Trust, Jack W. McClurg, individually and as trustee of The Jack and Mary McClurg Exempt Trust, Louis W. Hutchison, Jr., individually and as trustee of The Hutchison Family Exempt Trust, and HealthTrans Data Services, LLC, in its capacity as the Sellers' Agent thereunder*
Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 5, 2012
2.3	Agreement and Plan of Merger, dated as of April 17, 2012, among SXC Health Solutions Corp., SXC Health Solutions, Inc., Catamaran I Corp., Catamaran II LLC and Catalyst Health Solutions, Inc.*	Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 20, 2012
2.4
Amendment to Agreement and Plan of Merger, dated as of June 29, 2012, among SXC Health Solutions Corp., SXC Health Solutions, Inc., Catamaran I Corp., Catamaran II LLC and Catalyst Health Solutions, Inc.*
Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 29, 2012
2.5	Stock Purchase Agreement, dated as of March 8, 2011, between Walgreen Co. and Catalyst Health Solutions, Inc.*	Incorporated herein by reference to Exhibit 2.1 to Catalyst Health Solutions Inc.'s Current Report on Form 8-K filed on March 14, 2011
3.1	Articles of Continuance, as amended through July 3, 2012, of Catamaran Corporation (formerly named SXC Health Solutions Corp. and Systems Xcellence Inc.)	Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2012
3.2	Amended and Restated Bylaws of Catamaran Corporation, as amended through July 3, 2012	Incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2012
4.1	Specimen of Common Stock Certificate	Filed herewith
10.1†	SXC Health Solutions Corp. Second Amended and Restated Long-Term Incentive Plan	Incorporated herein by reference to Annex G to the Company's Definitive Joint Proxy Statement/Prospectus filed on June 1, 2012
10.2†	Form of SXC Health Solutions Corp. Stock Option Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2009
10.3†	Form of SXC Health Solutions Corp. Time-Vesting Restricted Stock Unit Award Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2009
10.4†	Form of SXC Health Solutions Corp. Time-Vesting Restricted Stock Unit Award Agreement for Non-Employee Directors under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2009
10.5†	Form of SXC Health Solutions Corp. Performance-Based Restricted Stock Unit Award Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2009
10.6†	Form of SXC Health Solutions Corp. Time-Vesting Restricted Stock Unit Award Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed on March 5, 2010
10.7†	SXC Health Solutions, Inc. Deferred Compensation Plan, effective as of January 1, 2009	Incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed on March 13, 2009

10.8†	2007 Employee Stock Purchase Plan	Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-145449) filed on August 14, 2007
10.9†	Amendment No. 1 to the SXC Health Solutions Corp. 2007 Employee Stock Purchase Plan, dated March 11, 2009	Incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed on March 13, 2009
10.10†	Amendment No. 2 to the SXC Health Solutions Corp. 2007 Employee Stock Purchase Plan, dated March 2, 2010	Incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on March 5, 2010
10.11†	Amendment No. 3 to the Catamaran Corporation 2007 Employee Stock Purchase Plan, dated September 5, 2012	Incorporated herein by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed on November 2, 2012
10.12†	SXC Health Solutions Corp. Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 17, 2010
10.13†	2003 HealthExtras, Inc. Equity Incentive Plan	Incorporated herein by reference to Exhibit A to Catalyst Health Solutions, Inc.'s Definitive Proxy Statement filed on April 30, 2003
10.14†	Amendment to the 2003 HealthExtras, Inc. Equity Incentive Plan	Incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on July 6, 2012
10.15†	Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan, as Amended and Restated on April 8, 2010	Incorporated herein by reference to Appendix A to Catalyst Health Solutions, Inc.'s Definitive Proxy Statement filed on April 23, 2010
10.16†	Amendment to the Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan, as amended	Incorporated herein by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on July 6, 2012
10.17†	SXC Health Solutions Corp. Restricted Stock Unit Award Agreement relating to the Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on July 6, 2012
10.18†	SXC Health Solutions Corp. Performance-Based Restricted Stock Unit Award Agreement relating to the Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on July 6, 2012
10.19†	SXC Health Solutions Corp. Amended and Restated Stock Option Plan	Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-145450) filed on August 14, 2007
10.20†	Form of SXC Health Solutions Corp. Stock Option Agreement for certain Employees, Non-Employee Directors and Service Providers	Incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed on March 17, 2008
10.21†	Employment Agreement, effective as of June 30, 2008, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Mark Thierer	Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2008
10.22†	First Amendment to the Employment Agreement, effective as of June 30, 2008, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Mark Thierer	Incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed on March 13, 2009
10.23†	Second Amendment to the Employment Agreement, effective as of September 1, 2010, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Mark Thierer	Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2010
10.24†	Third Amendment to the Employment Agreement, effective as of December 31, 2012, among Catamaran Corporation, Catamaran LLC and Mark Thierer	Filed herewith
10.25†	Employment Agreement, effective as of June 30, 2008, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Jeffrey G. Park	Incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2008
10.26†	First Amendment to the Employment Agreement, effective as of June 30, 2008, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Jeffrey G. Park	Incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on March 13, 2009

10.27†	Second Amendment to the Employment Agreement, effective as of September 1, 2010, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Jeffrey G. Park	Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2010
10.28†	Third Amendment to the Employment Agreement, effective as of December 31, 2012, among Catamaran Corporation, Catamaran LLC and Jeffrey G. Park	Filed herewith
10.29†	Employment Agreement, effective as of November 6, 2008, between SXC Health Solutions, Inc. and John Romza	Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2008
10.30†	Employment Agreement, effective as of June 22, 2010, among SXC Health Solutions Inc., and Joel Saban	Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2010
10.31†	Employment Agreement, effective as of February 16, 2008, among SXC Health Solutions Inc., and Clifford E. Berman	Incorporated herein by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on February 25, 2011
10.32†	First Amendment to the Employment Agreement, effective as of December, 22, 2008, among SXC Health Solutions, Inc. and Clifford E. Berman	Incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on February 25, 2011
10.33†	Second Amendment to the Employment Agreement, effective as of June 17, 2009, among SXC Health Solutions, Inc. and Clifford E. Berman	Incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K filed on February 25, 2011
10.34†	Employment Agreement, effective as of August 3, 2009, between Catalyst Health Solutions, Inc. and Richard A. Bates	Incorporated herein by reference to Exhibit 10.1 to Catalyst Health Solutions, Inc.'s Current Report on Form 8-K filed on August 7, 2009
10.35†	Amendment to Employment Agreement, effective as of June 22, 2010, between Catalyst Health Solutions, Inc. and Richard A. Bates	Incorporated herein by reference to Exhibit 10.1 to Catalyst Health Solutions, Inc.'s Quarterly Report on Form 10-Q filed on August 6, 2010
10.36†	Agreement, dated as of July 2, 2012, among SXC Health Solutions, Inc., Catalyst Health Solutions, Inc. and Richard A. Bates	Incorporated herein by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K filed on July 6, 2012
10.37†	Confidential Separation Agreement and General Release, dated as of January 11, 2013, between Catamaran Inc. and Richard A. Bates	Filed herewith
10.38	Form of indemnification agreement for directors and certain officers of SXC Health Solutions Corp.	Incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on February 25, 2011
10.39	Lease Agreement, dated as of March 24, 2006, between Hines VAF Westwood of Lisle II, L.P. and SXC Health Solutions, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed on March 17, 2008
10.40
Credit Agreement, dated as of July 2, 2012, among SXC Health Solutions Corp., JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto, Bank of America, N.A., Barclays Bank PLC and SunTrust Bank, as co-syndication agents, Fifth Third Bank, PNC Bank, National Association and Royal Bank of Canada, as co-documentation agents, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC, as joint bookrunners and joint lead arrangers
Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 6, 2012
10.41
Amendment No. 1 to Credit Agreement, dated as of October 24, 2012, among Catamaran Corporation (f/k/a SXC Health Solutions Corp.), JPMorgan Chase Bank, N.A., individually and as administrative agent, and the other financial institutions signatory thereto
Incorporated herein by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q filed on November 2, 2012
10.42	Subsidiary Guaranty, dated as of July 2, 2012, made by the Subsidiary Guarantors named therein in favor of JPMorgan Chase Bank, N.A., as administrative agent	Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 6, 2012
10.43	Security Agreement, dated as of July 2, 2012, among SXC Health Solutions Corp., the Subsidiary Guarantors named therein and JPMorgan Chase Bank, N.A., as collateral agent	Incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 6, 2012

10.44	Pledge Agreement, dated as of July 2, 2012, among SXC Health Solutions Corp., the Subsidiary Guarantors named therein and JPMorgan Chase Bank, N.A., as collateral agent	Incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 6, 2012
12.1	Statement of computation of ratios of earnings to fixed charges	Filed herewith
21.1	List of Subsidiaries	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

†Indicates management contract or compensatory plan.
*The registrant agrees to furnish supplementary to the SEC a copy of any omitted schedule or exhibit upon the request of the SEC in accordance with Item 601(b)(2) of Regulation S-K.