Form 10-Q
period 2013-03-31
Catamaran Corp
filed 2013-05-03
CIK 1363851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2013, there were 205,907,134 of the Registrant’s common shares, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CATAMARAN CORPORATION
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$311,356	$370,776
Restricted cash	32,191	52,422
Accounts receivable, net of allowance for doubtful accounts of $6,520 (2012 — $7,899)	727,462	725,809
Rebates receivable	316,866	302,461
Other current assets	111,634	101,311
Total current assets	1,499,509	1,552,779
Property and equipment, net of accumulated depreciation of $72,151 (2012 — $64,048)	123,693	105,201
Goodwill	4,478,318	4,478,038
Other intangible assets, net of accumulated amortization of $210,409 (2012 — $178,188)	1,148,935	1,198,991
Other long-term assets	46,339	50,118
Total assets	$7,296,794	$7,385,127

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$610,681	$644,818
Accrued expenses and other current liabilities	250,100	254,811
Pharmacy benefit management rebates payable	292,526	302,065
Current portion - long-term debt	55,000	41,250
Total current liabilities	1,208,307	1,242,944
Deferred income taxes	340,452	344,232
Long-term debt	1,019,880	1,132,153
Other long-term liabilities	51,006	55,937
Total liabilities	2,619,645	2,775,266
Commitments and contingencies (Note 11)
Shareholders’ equity
Common shares: no par value, unlimited shares authorized; 205,905,384 shares issued and outstanding, March 31, 2013 (December 31, 2012 — 205,399,102 shares)	4,202,801	4,180,778
Additional paid-in capital	63,864	73,530
Retained earnings	406,399	354,991
Accumulated other comprehensive income	(1,930)	(2,191)
Total shareholders' equity	4,671,134	4,607,108
Non-controlling interest	6,015	2,753
Total equity	4,677,149	4,609,861
Total liabilities and equity	$7,296,794	$7,385,127

See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
	(unaudited)

Revenue	$3,219,716	$1,717,097
Cost of revenue	2,971,344	1,606,708
Gross profit	248,372	110,389
Expenses:
Selling, general and administrative	100,495	56,714
Depreciation of property and equipment	6,970	2,356
Amortization of intangible assets	50,056	10,318
	157,521	69,388
Operating income	90,851	41,001
Interest and other expense, net	11,039	1,240
Income before income taxes	79,812	39,761
Income tax expense (benefit):
Current	39,680	13,655
Deferred	(16,652)	(236)
	23,028	13,419
Net income	$56,784	$26,342
Less: Net income attributable to non-controlling interest	5,376	—
Net income attributable to the Company	$51,408	$26,342
Earnings per share attributable to the Company:
Basic	$0.25	$0.21
Diluted	$0.25	$0.21
Weighted average number of shares used in computing earnings per share:
Basic	205,576,875	125,057,366
Diluted	206,423,549	126,568,958
See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Net income	$56,784	$26,342
Other comprehensive income, net of tax
Unrealized income on cash flow hedge	261	—
Comprehensive income	$57,045	$26,342
Less: Comprehensive income attributable to non-controlling interest	5,376	—
Comprehensive income attributable to the Company	$51,669	$26,342
See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Cash flows from operating activities:
Net income	$56,784	$26,342
Items not involving cash:
Stock-based compensation	6,644	2,789
Depreciation of property and equipment	8,103	3,055
Amortization of intangible assets	50,056	10,318
Deferred lease inducements and rent	14,528	51
Deferred income taxes	(16,652)	(236)
Tax benefit on stock-based compensation plans	(4,928)	(7,789)
Amortization of deferred financing fees	2,493	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,664)	(31,842)
Rebates receivable	(14,553)	(8,777)
Restricted cash	227	(665)
Other current assets	12,467	4,429
Accounts payable	(34,136)	44,729
Accrued expenses and other current liabilities	(10,154)	7,630
Pharmacy benefit management rebates payable	(8,674)	7,225
Other	2,764	(1,048)
Net cash provided by operating activities	63,305	56,211
Cash flows from investing activities:
Proceeds from restricted cash	20,004	—
Acquisition, net of cash acquired	—	(243,178)
Purchases of property and equipment	(25,243)	(6,141)
Net cash used by investing activities	(5,239)	(249,319)
Cash flows from financing activities:
Proceeds from issuance of debt	—	100,000
Repayment of debt	(100,000)	—
Tax benefit on stock-based compensation plans	4,928	7,789
Proceeds from exercise of options	785	3,334
Payments of contingent consideration	(23,203)	—
Net cash (used) provided by financing activities	(117,490)	111,123
Effect of foreign exchange on cash balances	4	40
Decrease in cash and cash equivalents	(59,420)	(81,945)
Cash and cash equivalents, beginning of period	370,776	341,382
Cash and cash equivalents, end of period	$311,356	$259,437

See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Equity
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest
	Shares	Amount					Total
Balance at December 31, 2012	205,399,102	$4,180,778	$73,530	$354,991	$(2,191)	$2,753	$4,609,861
Activity during the period (unaudited):
Net income	—	—	—	51,408	—	5,376	56,784
Exercise of stock options	133,264	1,125	(340)	—	—	—	785
Vesting of restricted stock units	373,018	20,898	(20,898)	—	—	—	—
Tax benefit on options exercised	—	—	4,928	—	—	—	4,928
Stock-based compensation	—	—	6,644	—	—	—	6,644
Distribution to non-controlling interest	—	—	—	—	—	(2,114)	(2,114)
Other comprehensive income, net of tax	—	—	—	—	261	—	261
Balance at March 31, 2013 (unaudited)	205,905,384	$4,202,801	$63,864	$406,399	$(1,930)	$6,015	$4,677,149

Balance at December 31, 2011	124,767,322	$394,769	$37,936	$238,333	$—	$—	$671,038
Activity during the period (unaudited):
Net income	—	—	—	26,342	—	—	26,342
Exercise of stock options	317,153	4,722	(1,388)	—	—	—	3,334
Vesting of restricted stock units	173,256	12,335	(12,335)	—	—	—	—
Tax benefit on options exercised	—	—	7,789	—	—	—	7,789
Stock-based compensation	—	—	2,789	—	—	—	2,789
Balance at March 31, 2012 (unaudited)	125,257,731	$411,826	$34,791	$264,675	$—	$—	$711,292
See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

Basis of presentation:
The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting on Form 10-Q, and following accounting policies consistent with the Company’s audited annual consolidated financial statements for the year ended December 31, 2012. The unaudited consolidated financial statements of the Company include its wholly-owned subsidiaries and all significant intercompany transactions and balances have been eliminated in consolidation. Amounts in the unaudited consolidated financial statements and notes thereto are expressed in U.S. dollars, except where indicated. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Certain reclassifications have been made to conform the prior year's consolidated financial statements to the current year's presentation. The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013. As of the issuance date of the Company’s financial statements, the Company has assessed whether subsequent events have occurred that require adjustment to or disclosure in these unaudited consolidated financial statements in accordance with Financial Accounting Standards Board’s (“FASB”) guidance.
Pursuant to the SEC rules and regulations for reporting on Form 10-Q, certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or excluded. As a result, these unaudited consolidated financial statements do not contain all the disclosures required to be included in the annual consolidated financial statements and should be read in conjunction with the most recent audited annual consolidated financial statements and notes thereto described in our Annual Report on Form 10-K for the year ended December 31, 2012.
Use of estimates:
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include revenue recognition, rebates, purchase price allocation and contingent consideration in connection with acquisitions, valuation of property and equipment, valuation of intangible assets acquired and related amortization periods, impairment of goodwill, income tax uncertainties, contingencies and valuation allowances for receivables and income taxes. Actual results could differ from those estimates.

3.	Recent Accounting Pronouncements

a) Recent accounting standards implemented

In February 2013, the FASB issued an update on the reporting of amounts reclassified from accumulated other comprehensive income. An entity is required to present either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. However, an entity would not need to show the income statement line item affected for certain components that are not required to be reclassified in their entirety to net income, such as amounts amortized into net periodic pension cost. The standard is effective prospectively for public entities for fiscal years, and interim periods with those years, beginning after December 15, 2012. Early adoption is permitted. The Company adopted this standard on January 1, 2013; however, it does not expect the implementation of the amendments to have a significant impact on its financial results or in the presentation and disclosure of its financial statements.

b) Recent accounting standards issued

No new standards have been issued during the three month period ended March 31, 2013 that the Company assessed to have a significant impact on its financial results or in the presentation and disclosure of its financial statements.

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

5. Business Combinations

Catalyst Health Solutions, Inc. Merger

On July 2, 2012, the Company completed its merger (the “Merger”) with Catalyst Health Solutions, Inc. ( "Catalyst"), a full-service PBM. Each share of Catalyst common stock outstanding immediately prior to the effective time of the Merger (other than shares owned by the Company or Catalyst or any of their respective wholly-owned subsidiaries) was converted in the Merger into the right to receive 1.3212 (0.6606 prior to the October 2012 two-for-one stock split) of a Company common share and $28.00 in cash. This resulted in the Company issuing approximately 66.8 million common shares, issuing 0.5 million warrants, and paying $1.4 billion in cash to Catalyst stockholders to complete the Merger. The results of Catalyst have been included in the Company's results since July 2, 2012. The consolidated statement of operations for the three month period ended March 31, 2013 includes Catalyst's total revenues of $1.6 billion during this period.

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

(a)
Valued based on the number of outstanding shares immediately prior to the Merger multiplied by the exchange ratio of 1.3212 (0.6606 prior to the October 2012 two-for-one stock split), multiplied by the closing market price of Catamaran shares on July 2, 2012.

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

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the preliminary fair values assigned to the assets acquired and liabilities assumed at the acquisition date and are subject to change as the valuation processes are not complete. Final determination of the fair values may result in further adjustments to the amounts presented below (in thousands):

	Initial Amounts Recognized at Acquisition Date (a)	Prior Measurement Period Adjustments (b)	Current Measurement Period Adjustments (c)	Current Amounts Recognized at Acquisition Date
Cash and cash equivalents	$93,775	$(315)	$—	$93,460
Other current assets	695,888	5,202	2,421	703,511
Total current assets	789,663	4,887	2,421	796,971
Goodwill	4,010,235	8,492	(51)	4,018,676
Customer relationships intangible	1,184,800	—	—	1,184,800
Other long-term assets	87,174	1,547	8	88,729
Total assets acquired	6,071,872	14,926	2,378	6,089,176

Accounts Payable	338,819	—	—	338,819
Pharmacy benefit management rebates payable	176,202	2,935	(864)	178,273
Accrued expenses and other current liabilities	187,851	1,348	70	189,269
Long-term debt	311,994	—	—	311,994
Other long-term liabilities	385,375	10,643	3,172	399,190
Total liabilities assumed	1,400,241	14,926	2,378	1,417,545
Non-controlling interest	(1,610)	—	—	(1,610)
Net assets acquired	$4,673,241	$—	$—	$4,673,241
(a) As previously reported in the Company's Form 10-Q for the period ended September 30, 2012.
(b) These represent measurement period adjustments from the acquisition date through December 31, 2012 and were recorded to reflect changes in the estimated fair values of the associated assets acquired and liabilities assumed based on factors existing as of the acquisition date.
(c) These represent measurement period adjustments during the current year and were recorded to reflect changes in the estimated fair values of the associated assets acquired and liabilities assumed based on factors existing as of the acquisition date.
During the three month period ended March 31, 2013, the Company recognized $43.0 million of amortization expense from intangible assets acquired in the Catalyst Merger. Amortization associated with the Catalyst Merger for the remainder of 2013 is expected to be $123.1 million. The estimated fair value of the customer relationship intangible asset is $1.2 billion with a useful life of 9 years. The intangible asset acquired will not have any residual value at the end of the amortization period. There were no in-process research and development assets acquired.

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

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the fair values assigned to the assets acquired and liabilities assumed at the acquisition date (in thousands):

	Initial Amounts Recognized at Acquisition Date (a)	Measurement Period Adjustments (b)	Current Amounts Recognized at Acquisition Date
Current assets	$30,654	$245	$30,899
Property and equipment	2,787	—	2,787
Goodwill	173,642	833	174,475
Intangible assets	77,130	(2,600)	74,530
Total assets acquired	284,213	(1,522)	282,691
Current liabilities	36,784	(496)	36,288
Total liabilities assumed	36,784	(496)	36,288
Net assets acquired	$247,429	$(1,026)	$246,403
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
During the three month period ended March 31, 2013, the Company recognized $3.6 million of amortization expense from intangible assets acquired in the HealthTran acquisition. Amortization associated with the HealthTran acquisition for the remainder of 2013 is expected to be $10.9 million.
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
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined historical results of operations of the Company and Catalyst as if the Merger had occurred on January 1, 2012. The unaudited pro forma financial information includes certain adjustments related to the acquisitions, such as increased amortization from the fair value of intangible assets acquired, income tax effects related to the acquisition and the elimination of transactions between the Company and Catalyst. Unaudited pro forma results of operations are as follows (in thousands, except share and per share amounts):

Three Months Ended March 31, 2012
Revenue	$3,171,527
Gross profit	$209,922
Net income	$28,119
Earnings per share:
Basic	$0.14
Diluted	$0.14
Weighted average shares outstanding:
Basic	203,797,306
Diluted	205,308,898
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

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Goodwill and Other Intangible Assets

Goodwill is reviewed for impairment annually or more frequently if impairment indicators arise. The Company allocates goodwill to both the PBM and HCIT segments. There were no impairments of goodwill during the three months ended March 31, 2013 and 2012.

The changes in the carrying amounts of goodwill by reportable segment for the three months ended March 31, 2013 are as follows (in thousands):

	PBM	HCIT	Total
Balance at December 31, 2012	4,458,373	19,665	4,478,038
Measurement period adjustments (a)	280	—	280
Balance at March 31, 2013	4,458,653	19,665	4,478,318

a)
Adjustments to the fair value of assets acquired and liabilities assumed for recent acquisitions during the measurement period. The measurement period adjustments were not recast in the 2012 consolidated financial statements as they were not deemed material.

Definite-lived intangible assets are amortized over the useful lives of the related assets. The components of intangible assets were as follows (in thousands):

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,329,874	$204,780	$1,125,094	$1,329,874	$155,343	$1,174,531
Acquired software	—	—	—	3,765	3,765	—
Trademarks/Tradenames	—	—	—	14,070	14,070	—
Non-compete agreements	6,990	4,818	2,172	6,990	4,294	2,696
Licenses	22,480	811	21,669	22,480	716	21,764
Total	$1,359,344	$210,409	$1,148,935	$1,377,179	$178,188	$1,198,991

Total amortization associated with intangible assets at March 31, 2013 is estimated to be $144.1 million for the remainder of 2013, $178.9 million in 2013, $163.8 million in 2014, $142.5 million in 2015, $131.2 million in 2016, and $388.4 million in total for years after 2016 through 2023.

7. Debt

The following table sets forth the components of our long-term debt (in thousands) as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Senior secured term loan facility with an interest rate of 2.25% at March 31, 2013 and December 31, 2012	$1,074,880	$1,073,403
Senior secured revolving credit facility due July 2, 2017 with an interest rate of 2.25% at December 31, 2012	—	100,000
Less current maturities	(55,000)	(41,250)
Long-term debt	$1,019,880	$1,132,153

2012 Credit Agreement

Concurrent with the consummation of the Merger on July 2, 2012, the Company executed a $1.8 billion credit agreement consisting of (i) a five-year senior secured term loan facility in the amount of $1.1 billion (the “Term A Facility”) and (ii) a five-year senior secured revolving credit facility in the amount of $700 million (the “Revolving Facility,” and, together with the Term A Facility, the “ 2012 Credit Agreement”). In July 2012, the Company borrowed $1.4 billion under the 2012 Credit Agreement consisting of $1.1 billion under the Term A Facility and $300 million under the Revolving Facility to fund in part the aggregate cash consideration payable to Catalyst stockholders in the Merger, repay and discharge existing indebtedness of the Company and Catalyst and pay related transaction fees and expenses. Net proceeds received under the Term A Facility were $1.1 billion less $29.6 million in debt discount. The debt discount related to the Term A Facility is presented on the consolidated balance sheet as a reduction to long-term debt and is being amortized to interest expense over the life of the Term A Facility using the straight-line method as this method does not result in a materially different interest expense than the effective interest rate method. Additionally, the Company paid $18.8 million in debt issuance costs related to the Revolving Facility. The financing costs related to the Revolving Facility are presented on the consolidated balance sheet as other assets and are being amortized to interest expense over the life of the Revolving Facility using the straight-line method. The amortization related to financing costs and debt discounts totaled $2.5 million for the three month period ended March 31, 2013.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the first quarter of 2013, the Company repaid the remaining $100 million of the amount it initially borrowed under the Revolving Facility. As of March 31, 2013, the Company had $700 million of remaining available borrowing capacity under the Revolving Credit Facility.

Principal amounts outstanding under the Revolving Facility of the 2012 Credit Agreement are due and payable in full on July 2, 2017. Principal repayments on the Term A Facility will be due as follows (in thousands):

Year	Amount due
2013	$55,000
2014	61,875
2015	123,750
2016	199,375
2017	660,000
Total	$1,100,000

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
The interest rate on the amounts drawn under the 2012 Credit Agreement at March 31, 2013 was 2.25%.

All existing and future, direct and indirect, material subsidiaries are required to become guarantors of all of the Company's obligations under the 2012 Credit Agreement. Pursuant to a Subsidiary Guaranty dated July 2, 2012, made by the subsidiary guarantors party thereto in favor of JPMorgan Chase Bank, N.A. (“JPMCB”), as administrative agent, the Subsidiary Guarantors guarantee all obligations of the Company under the 2012 Credit Agreement. Pursuant to a Security Agreement dated July 2, 2012, among the Company, the Subsidiary Guarantors and JPMCB, as collateral agent and a Pledge Agreement dated July 2, 2012, among the Company, the Subsidiary Guarantors and JPMCB, as collateral agent, the Company and each Subsidiary Guarantor pledged substantially all of their assets, subject to certain exceptions, to secure the Company's obligations under the 2012 Credit Agreement.

The 2012 Credit Agreement requires the Company to maintain a consolidated leverage ratio at all times less than or equal to 3.75 to 1 initially, with step-downs to (i) 3.50 to 1 beginning with the fiscal quarter ending December 31, 2012, (ii) 3.25 to 1 beginning with the fiscal quarter ending December 31, 2013 and (iii) 3.00 to 1 beginning with the fiscal quarter ending December 31, 2014. The Company’s consolidated leverage ratio is defined as the ratio of (1) consolidated total debt to (2) consolidated EBITDA (with add-backs permitted to consolidated EBITDA for (a) fees and expenses related to the Merger, the closing of the 2012 Credit Agreement, a specified historic acquisition and future permitted acquisitions, (b) synergies projected by the Company in good faith to be realized as a result of the Merger in an aggregate amount not to exceed a specified threshold and (c) fees and expenses and integration costs related to historical acquisitions of Catalyst and its subsidiaries in an aggregate amount not to exceed a specified threshold). The Company is also required to maintain an interest coverage ratio greater than or equal to 4.00 to 1, where the interest coverage ratio is defined as the ratio of (1) consolidated EBIT (with add-backs permitted to consolidated EBIT for (x) fees and expenses related to the Merger, the closing of the 2012 Credit Agreement, a specified historic acquisition and future permitted acquisitions, (y) synergies projected by the Company in good faith to be realized as a result of the Merger in an aggregate amount not to exceed a specified threshold and (z) fees and expenses and integration costs related to historical acquisitions of Catalyst and its subsidiaries in an aggregate amount not to exceed a specified threshold) to (2) consolidated interest expense, tested at the end of each fiscal quarter for the rolling four fiscal quarter period then most recently ended. As of March 31, 2013, the Company was in compliance with the covenants of the 2012 Credit Agreement.

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

The carrying value of the Company's debt at March 31, 2013 approximates its fair value.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In connection with the closing of the Merger with Catalyst on July 2, 2012, the Company assumed two stock incentive plans (together the "Assumed Plans") each as amended and adjusted for the purpose of granting awards to individuals who became employees of the Company subsequent to the close of the Merger or to newly hired employees of the Company who were not employed with the Company as of the close of the Merger. The maximum common shares of the Company allowed to be issued under the Assumed Plans is 1,492,014.

(c) Stock-based compensation

During the three-month periods ended March 31, 2013 and 2012, the Company recorded stock-based compensation expense of $6.6 million and $2.8 million, respectively. There were 6,772,362 and 980,090 stock-based awards available for grant under the LTIP and the Assumed Plans, respectively, as of March 31, 2013.

(i) Stock options

The Black-Scholes option-pricing model was used to estimate the fair value of the stock options issued in each period at the grant date. Below is a summary of options granted and the assumptions utilized to derive fair value of the stock options under the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2013	2012
Total stock options granted	365,080	368,840
Volatility	45.4%	49.2%
Risk-free interest rate	0.81%	0.83%
Expected life (in years)	4.5	4.5
Dividend yield	—	—
Weighted-average grant date fair value	$21.44	$14.45

The table below summarizes the stock options outstanding as of March 31, 2013 under both plans.

	Options Outstanding	Weighted Average Exercise Price	Unrecognized compensation cost	Weighted Average Period
			(in thousands)
LTIP Plan
Canadian Options	41,860	$3.54
U.S.Options	1,571,448	$28.95	$12,851	3.1 years
Assumed Plans
U.S.Options	68,360	$56.25	$1,370	3.9 years

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(ii) Restricted stock units

During the three months ended March 31, 2013, the Company granted time-based RSUs and performance based RSUs to its employees and non-employee directors under both the LTIP and the Assumed Plans. Time-based RSUs vest on a straight-line basis over a range of two to four years. The Company also granted time-based RSUs that cliff vest after a three to four year period. Performance-based RSUs cliff vest based upon reaching agreed upon three-year performance conditions. The number of outstanding performance-based RSUs as of March 31, 2013 stated below assumes the associated performance targets will be met at the maximum level. The table below summarizes the number of time-based and performance-based RSUs that were granted and outstanding under both plans for the year ended March 31, 2013:

	LTIP Plan			Assumed Plans
	Number of Restricted Stock Units			Number of Restricted Stock Units
	Time-Based	Performance - Based	Weighted Average Grant Date Fair Value Per Unit	Time-Based	Performance - Based	Weighted Average Grant Date Fair Value Per Unit
Granted	251,970	253,980	$56.25	97,060	21,340	$56.25
Outstanding	817,716	682,216		257,114	33,340

The table below summarizes the unrecognized compensation cost related to the outstanding RSUs at March 31, 2013.

	Unrecognized Compensation Cost	Weighted Average Period
	(in thousands)
LTIP	$45,693	2.8 years
Assumed Plans	$12,480	3.5 years

9. Segment Information

The Company reports in two operating segments: PBM and HCIT. The Company evaluates segment performance based upon revenue and gross profit. Financial information by segment is presented below (in thousands):

	Three Months Ended March 31,
	2013	2012
PBM:
Revenue	$3,181,553	$1,681,145
Cost of revenue	2,954,101	1,590,189
Gross profit	$227,452	$90,956
Total assets at March 31	$7,177,351	$1,024,253
HCIT:
Revenue	$38,163	$35,952
Cost of revenue	17,243	16,519
Gross profit	$20,920	$19,433
Total assets at March 31	$119,443	$259,878
Consolidated:
Revenue	$3,219,716	$1,717,097
Cost of revenue	2,971,344	1,606,708
Gross profit	$248,372	$110,389
Total assets at March 31	$7,296,794	$1,284,131

10. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2013 and 2012 was 28.9% and 33.7%, respectively. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions including Canada. With a few exceptions, the Company is no longer subject to tax examinations by tax authorities for years prior to 2007. The Company's effective tax rate decreased during the three months ended March 31, 2013 primarily due to tax benefits related to cross-jurisdictional financing.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies

A number of lawsuits were filed by alleged Catalyst stockholders challenging our proposed merger transaction with Catalyst following our announcement on April 18, 2012 that we had entered into a definitive merger agreement with respect to the Merger. The complaints in the actions named as defendants Catalyst, Catalyst's directors, the Company and certain wholly-owned subsidiaries of the Company (collectively, “the defendants”). At a hearing held on February 5, 2013, the Delaware Court of Chancery approved the terms of the settlement agreement entered into by the parties to the remaining Delaware cases, dismissed with prejudice all claims against the Company, Catalyst and other defendants and awarded plaintiffs attorney fees in the amount of $450,000, which were subsequently paid in full by the Company. The settlement terms provide that the Delaware cases will be dismissed with prejudice against all defendants. The settlement did not affect the amount of the merger consideration paid to the stockholders of Catalyst in the Merger.

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

12. Financial Instruments

The Company used variable rate debt to partially finance its Merger with Catalyst. The Company is subject to interest rate risk related to the variable rate debt. When interest rates increase, interest expense would increase. Conversely, when interest rates decrease, interest expense would also decrease.

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

The fair value of the interest rate swap liability as of March 31, 2013 was $2.0 million. Interest expense for the three months ended March 31, 2013 includes $0.3 million of expense reclassified from other comprehensive income into current earnings. As of March 31, 2013, approximately $1.4 million of deferred expenses related to the derivative instruments accumulated in other comprehensive income is expected to be reclassified as interest expense during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions and assumes the current LIBOR rate will remain consistent. Fluctuations in the market LIBOR rate will have an impact on the amount of expense reclassified from accumulated other comprehensive income to interest expense, as well as the overall fair value of the derivative instrument.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Fair Value

Fair value measurement guidance defines a three-level hierarchy to prioritize the inputs to valuation techniques used to measure fair value into three broad levels, with Level 1 considered the most reliable. During the three month period ended March 31, 2013, there were no movements of fair value measurements between Levels 1, 2 and 3. For assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets, the table below categorizes fair value measurements across the three levels as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent purchase price consideration	$—	$—	$19,615	$19,615
Derivative	$—	$2,038	$—	$2,038

	December 31, 2012
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent purchase price consideration	$—	$—	$49,183	$49,183
Derivative	$—	$2,639	$—	$2,639

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
Contingent purchase price consideration
The contingent purchase price consideration liability reflects the fair values of potential future payments related to certain legacy acquisitions. The potential future payments are contingent upon the acquired entities meeting certain revenue, gross margin and client retention milestones through March 31, 2014. As of March 31, 2013, the fair value of the contingent purchase price consideration was $19.6 million and was recorded as accrued expenses and other current liabilities in the consolidated balance sheet. The contingent purchase price consideration decreased for the three months ended March 31, 2013 as compared to the fair value reported for the year ended December 31, 2012 due to payments of $25.5 million and an adjustment of $4.5 million which was recognized in SG&A in the consolidated statement of operations.
The change in the present value of the amount expected to be paid in the future for the contingent purchase price consideration was $0.3 million for the three months ended March 31, 2013 and was recorded as interest expense in the consolidated income statement. The Company utilized a probability weighted discounted cash flow method to arrive at the fair value of the contingent consideration based on the expected results or the achievement of client retention milestones.
As the fair value measurement for the contingent consideration is based on inputs not observed in the market, these measurements are classified as Level 3 measurements as defined by fair value measurements guidance.
Derivatives
Derivative liabilities relate to the interest rate swap agreements (refer to Note 12 — Financial Instruments for further information), which had a fair value of $2.0 million as of March 31, 2013. As the fair value measurement for the derivative instruments are based on quoted prices from a financial institution, these measurements are classified as Level 2 measurements as defined by fair value measurements guidance.

14. Earnings Per Share

The Company calculates basic EPS using the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the same method as basic EPS, but the Company adds the number of additional common shares that would have been outstanding for the period if the potential dilutive common shares had been issued. The following is the reconciliation between the number of weighted average shares used in the basic and diluted EPS calculations for the three and three month periods ended March 31, 2013 and 2012:

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31,
	2013	2012
Weighted average number of shares used in computing basic EPS	205,576,875	125,057,366
Add dilutive common stock equivalents:
Outstanding stock options and restricted stock units (a)	846,674	1,511,592
Weighted average number of shares used in computing diluted EPS	206,423,549	126,568,958

(a) Excludes 503,379 and 393,693 common stock equivalents for the three-month periods ended March 31, 2013 and 2012 because their effect was anti-dilutive.

15. Concentration Risk

For the three-month periods ended March 31, 2013 and 2012, one client accounted for 20% and 46% of total revenues, respectively.

At March 31, 2013, one client accounted for 11% of the outstanding accounts receivable balance and a separate client accounted for 10% of the outstanding accounting receivable balance. At December 31, 2012, one client accounted for 13% of the outstanding accounts receivable balance and a separate client accounted for 12% of the outstanding receivable balance.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management’s Discussion and Analysis (“MD&A”) section of the Company’s 2012 Annual Report on Form 10-K. Results of the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

Caution Concerning Forward-Looking Statements

Certain statements included in this MD&A, including those that express management's objectives and the strategies to achieve those objectives, as well as information with respect to the Company's beliefs, plans, expectations, anticipations, estimates and intentions, constitute “forward-looking statements” within the meaning of applicable securities laws. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management at this time, are inherently subject to significant business, economic and competitive uncertainties and contingencies. We caution that such forward-looking statements involve known and unknown risks, uncertainties and other risks that may cause our actual financial results, performance, or achievements to be materially different from our estimated future results, performance or achievements expressed or implied by those forward-looking statements. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including without limitation, our dependence on, and ability to retain, key customers; our ability to achieve increased market acceptance for our product offerings and penetrate new markets; consolidation in the healthcare industry; the existence of undetected errors or similar problems in our software products; our ability to identify and complete acquisitions, manage our growth, integrate acquisitions and achieve expected synergies from acquisitions; our ability to compete successfully; potential liability for the use of incorrect or incomplete data; the length of the sales cycle for our solutions and services; interruption of our operations due to outside sources; maintaining our intellectual property rights and litigation involving intellectual property rights; our ability to obtain, use or successfully integrate third-party licensed technology; compliance with existing laws, regulations and industry initiatives and future change in laws or regulations in the healthcare industry; breach of our security by third parties; our dependence on the expertise of our key personnel; our access to sufficient capital to fund our future requirements; potential write-offs of goodwill or other intangible assets; and the outcome of any legal proceeding that has been or may be instituted against us. This list is not exhaustive of the factors that may affect any of our forward-looking statements and is subject to change. For additional information with respect to certain of these and other factors, refer to the Risk Factors section contained in Item 1A of the Company’s 2012 Annual Report on Form 10-K and subsequent filings on Form 10-Q.

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

Revenue primarily consists of sales of prescription drugs, together with any associated administrative fees, to customers and participants, either through the Company’s nationwide network of participating pharmacies or its own mail and specialty pharmacies. Revenue related to the sale of prescription drugs is recognized when the claims are adjudicated and the prescription drugs are shipped. Claims are adjudicated at the point-of-sale using an on-line processing system. Profitability of the PBM segment is largely dependent on the volume and type of prescription drug claims adjudicated and sold. Growth in revenue and profitability of the PBM segment is dependent upon attracting new customers, retaining the Company’s current customers and providing additional services to the Company’s current customer base by offering a flexible and cost-effective alternative to traditional PBM offerings. The Company’s PBM offerings allow its customers to gain increased control of their pharmacy benefit cost and maximize savings and quality of care through a full range of pharmacy spend management services, including: formulary administration, benefit plan design and management, pharmacy network management, drug utilization review, clinical services and consulting, reporting and information analysis solutions, mail and specialty pharmacy services and consumer web services.

Under the Company’s customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants. As such, the Company does not include participant co-payments paid to non-Company owned pharmacies in revenue or cost of revenue. During the three months ended March 31, 2013 and 2012, pharmacies, excluding the Company's internally owned mail and specialty pharmacy locations, collected approximately $0.7 billion and $0.3 billion, respectively, in co-payments from the participants. If we had included these co-payments collected at non-Company owned pharmacies in our reported revenue and direct expenses, our operating and net income would not have been affected.

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

HCIT Business

The Company is also a leading provider of HCIT solutions and services to providers, payors, and other participants in the pharmaceutical supply chain in the U.S. and Canada. The Company’s product offerings include a wide range of software products for managing prescription drug programs and for drug prescribing and dispensing. The Company’s solutions are available on a license basis with on-going maintenance and support or on a transaction fee basis using an ASP model. The Company’s payor customers include managed care organizations, health plans, government agencies, employers and intermediaries such as pharmacy benefit managers. The solutions offered by the Company’s services assist both payors and providers in managing the complexity and reducing the cost of their prescription drug programs and dispensing activities.

Profitability of the HCIT business depends primarily on revenue derived from transaction processing services, software license sales, hardware sales, and maintenance and professional services. Recurring revenue remains a cornerstone of the Company’s business model and consists of transaction processing services and maintenance. Growth in revenue from recurring sources has been driven primarily by growth in the Company’s transaction processing business in the form of claims processing for its payor customers and switching services for its provider customers. Through the Company’s transaction processing business, where the Company is generally paid based on the volume of transactions processed, the Company continues to benefit from the growth in pharmaceutical drug use in the United States. The Company believes that aging demographics and increased use of prescription drugs will continue to generate demand in the transaction processing business. In addition to benefiting from this industry growth, the Company continues to focus on increasing recurring revenue in the transaction processing area by adding new transaction processing customers to its existing customer base. The recognition of revenue in the HCIT business depends on various factors, including the type of service provided, contract parameters and any undelivered elements.

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

The HCIT industry is increasingly competitive as technologies continue to advance and new products continue to emerge. This rapidly developing industry requires the Company to perpetually improve its offerings to meet customers’ rising product standards. Governmental initiatives to improve the country’s electronic health records should assist the growth of the industry in addition to increased regulatory reporting forecasted by the recent healthcare reform legislation. However, it may also increase competition as more players enter the expanding market.

The complicated environment in which the Company operates presents it with opportunities, challenges, and risks. The Company’s customers are paramount to its success; the retention of existing customers and winning of new customers and members pose the greatest opportunities; and the loss thereof represents an ongoing risk. The preservation of the Company’s relationships with pharmaceutical manufacturers and the Company's network of participating retail pharmacies is very important to the execution of its business strategies. The Company’s future success will be influenced by its ability to drive volume at its specialty and mail order pharmacies and increase generic dispensing rates in light of the significant brand-name drug patent expirations expected to occur over the next several years. The Company’s ability to continue to provide innovative and competitive clinical and other services to customers and patients, including the Company’s active participation in the Medicare Part D benefit and the rapidly growing specialty pharmacy industry, also plays an important part in the Company’s future success.

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

Selected Trends and Highlights for the Three Months Ended March 31, 2013 and 2012

Business trends

Our results for the three months ended March 31, 2013 reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics and low-cost brands, as well as our mail and specialty pharmacies. The positive trends we saw in 2012, including drug purchasing improvements from increased scale due to acquisitions and growth in our customer base and increased generic usage, have continued to offset the negative impact of various marketplace forces affecting pricing and plan structure, among other items, and thus continue to generate improvements in our results of operations. Additionally, as the regulatory environment evolves, we will continue to make significant investments in our systems and product offerings in order to provide compliance solutions to our clients.

During the recent quarter, we continued to successfully integrate the Catalyst operations. The continued integration of Catalyst, as well as new client implementations during 2013, have driven overall growth in our top line revenue as well as overall operating results. We also continue to benefit from better management of drug ingredient costs through increased competition among generic manufacturers. The average generic dispensing rate (GDR) or the number of generic prescriptions as a percentage of the total number of prescriptions dispensed for our PBM clients reached 83% for the three months ended March 31, 2013, a 3% increase from the same period in 2012. This increase was achieved through a broad range of plan design solutions, helped considerably by a continuing wave of major generic releases. This trend is expected to continue throughout 2013.

Financial results

Total revenue for the three months ended March 31, 2013 was $3.2 billion as compared to $1.7 billion for the same period in 2012. The increase is largely attributable to the recent Merger with Catalyst, which was completed on July 2, 2012. Catalyst contributed $1.6 billion in revenue during the first quarter of 2013, which included the base book of business acquired in addition to new customer contracts implemented subsequent to the acquisition close. As a result of these items, the Company's adjusted prescription claim volume increased 93.0% to 66.4 million for the first quarter of 2013, as compared to 34.4 million for the first quarter of 2012. Adjusted prescription claim volume equals the Company's retail and specialty prescriptions, plus mail pharmacy prescriptions multiplied by three. The mail pharmacy prescriptions are multiplied by three to adjust for the fact that they typically include approximately three times the amount of product days supplied compared with retail and specialty prescriptions.

Operating income increased $49.9 million, or 121.6%, for the three months ended March 31, 2013, to $90.9 million as compared to $41.0 million for the same period in 2012. This increase is largely attributable to a $138.0 million increase in gross profit due to the book of business acquired in the recent Merger with Catalyst, as well as the successful implementation of new customer contracts in 2013, offset by a $43.8 million increase in SG&A expenses due to additional costs to support the business acquired from Catalyst, an increase in depreciation of $4.6 million as well as an increase in amortization expense of $39.7 million primarily due to the intangible asset acquired in the Merger.

The Company reported net income attributable to the Company of $51.4 million, or $0.25 per share (fully-diluted), for the three months ended March 31, 2013, as compared to $26.3 million, or $0.21 per share (fully-diluted), for the same period in 2012. Net income attributable to the Company increased during the three-month period ended March 31, 2013 as compared to the same period in 2012 due to increased revenues and operating income as a result of the addition of the Catalyst business and other new customer implementations during this period. The increase was partially offset by an increase in interest expense as a result of the Company's borrowings utilized to partially finance the Merger with Catalyst and an increase in amortization expense as a result of intangible assets acquired in the Merger.

Earnings per share attributable to the Company increased $0.04 or 19.0% in the three-month period ended March 31, 2013 as compared to the same period in 2012 primarily due to the increase in net income attributable to the Company as previously noted offset by an increase in the common shares of the Company outstanding.The common shares outstanding increased primarily due to the Company's issuance of approximately 12.0 million common shares in May 2012 in a public offering and the issuance of 66.8 million shares to complete the Merger with Catalyst.

Amortization expense included in net income increased by $39.7 million to $50.1 million during the three months ended March 31, 2013 as compared to $10.3 million for the same period in 2012 due primarily to the intangible asset acquired in the Merger with Catalyst.

Business combinations

On July 2, 2012, the Company completed the previously disclosed Merger with Catalyst, a full-service PBM serving members in the United States and Puerto Rico and creating the fourth largest PBM in the U.S. Each share of Catalyst common stock outstanding immediately prior to the effective time of the Merger (other than shares held by the Company, Catalyst or any of their respective wholly-owned subsidiaries) was converted in the Merger into the right to receive 1.3212 (0.6606 prior to the October 2012 two-for-one stock split) of a Company common share and $28.00 in cash. This resulted in the Company issuing approximately 66.8 million shares of common stock, issuing approximately 0.5 million warrants and paying $1.4 billion in cash to Catalyst shareholders to complete the Merger.

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

Recent developments

On April 4, 2013, the Company announced that its specialty brand, BriovaRx™, has been awarded the Specialty Pharmacy Accreditation from URAC, a Washington, D.C.-based accrediting organization that establishes quality standards for the healthcare industry. Designed as a better alternative to other specialty pharmacy offerings, BriovaRx is a high-touch, comprehensive care system of pharmacological care where patients with chronic illnesses and complex diseases receive expert therapy management and support tailored to their individual needs.

Results of Operations
Three months ended March 31, 2013 as compared to the three months ended March 31, 2012

	Three Months Ended March 31,
In thousands, except per share data	2013	2012
Revenue	$3,219,716	$1,717,097
Cost of revenue	2,971,344	1,606,708
Gross profit	248,372	110,389
SG&A	100,495	56,714
Depreciation of property and equipment	6,970	2,356
Amortization of intangible assets	50,056	10,318
Operating income	90,851	41,001
Interest and other expense, net	11,039	1,240
Income before income taxes	79,812	39,761
Income tax expense	23,028	13,419
Net income	56,784	26,342
Less: Net loss attributable to non-controlling interest	5,376	—
Net income attributable to the Company	$51,408	$26,342
Diluted earnings per share	$0.25	$0.21

Revenue

Revenue increased $1.5 billion, or 87.5%, to $3.2 billion for the three months ended March 31, 2013 as compared to $1.7 billion for the three months ended March 31, 2012. The increase in revenue is primarily due to the Merger with Catalyst, which was completed on July 2, 2012. Catalyst contributed $1.6 billion in revenue during the first quarter of 2013, which included the base book of business acquired as well as new customer contracts implemented subsequent to the acquisition close. As a result of the new customer contract implementations and the integration of Catalyst, adjusted prescription claim volume increased 93.0% to 66.4 million for the three months ended March 31, 2013 as compared to 34.4 million for the three months ended March 31, 2012.

Cost of Revenue

Cost of revenue increased $1.4 billion, or 84.9%, to $3.0 billion for the three months ended March 31, 2013. The increase is in line with the increase in revenues and is primarily due to the recent Merger with Catalyst along with increased PBM transaction volumes in 2013 as noted above in the revenue discussion. During the three months ended March 31, 2013, the cost of prescriptions dispensed from the Company's PBM segment accounted for 97% of the cost of revenue. The cost of prescriptions dispensed is substantially comprised of the actual cost of the prescription drugs sold, plus any applicable shipping or dispensing costs.

Gross Profit

Gross profit increased $138.0 million, or 125.0%, to $248.4 million for the three months ended March 31, 2013 as compared to the same period in 2012. The increase is mostly due to incremental PBM revenues generated from the recent Merger with Catalyst and new customer implementations in 2013. Gross profit has increased from 6.4% of revenue to 7.7% of revenue during the three months ended March 31, 2013 as compared to the same period in 2012. The gross profit percentage increased primarily as a result of synergies realized from the integrations of Catalyst and HealthTran customers.

SG&A Costs

SG&A costs for the three months ended March 31, 2013 were $100.5 million as compared to $56.7 million for the three months ended March 31, 2012, an increase of $43.8 million, or 77.2%. SG&A costs consist primarily of employee costs in addition to professional services costs, facilities and costs not related to revenue. SG&A costs have increased due to the addition of operating costs related to the Company's recent Merger with Catalyst that were not present during the three months ended March 31, 2012, as well as additional resources added to support the growth of the PBM segment. In addition, SG&A costs include stock-based compensation cost of $6.4 million for the three months ended March 31, 2013.

Depreciation

Depreciation expense relates to property and equipment used in all areas of the Company, except for those depreciable assets directly related to the generation of revenue, which is included in cost of revenue in the consolidated statements of operations. Depreciation expense was $7.0 million and $2.4 million for the three months ended March 31, 2013 and 2012, respectively. Depreciation expense will fluctuate based on the level of new asset purchases, as well as the timing of assets becoming fully depreciated. Depreciation expense increased mainly as a result of fixed assets acquired from the Catalyst Merger, as well as new asset purchases made by the Company in 2013 and 2012.

Amortization

Total amortization expense for the three months ended March 31, 2013 and 2012 was $50.1 million and $10.3 million, respectively, an increase of $39.7 million. The increase in amortization expense was driven mainly by the amortization of intangible assets acquired in the recent Merger with Catalyst. Amortization expense on all the Company’s intangible assets held as of March 31, 2013 is expected to be approximately $144.1 million for the remainder of 2013. Refer to Note 6 — Goodwill and Other Intangible Assets in the notes to the unaudited consolidated financial statements for more information on amortization expected in future years.

Interest and other expense, net

Interest and other expense, net increased $9.8 million to $11.0 million for the three months ended March 31, 2013 from $1.2 million for the same period in 2012. The increase is primarily due to additional interest expense related to the $1.8 billion credit facility entered into in connection to the Merger with Catalyst. The Company initially utilized $1.4 billion of its credit facility to partially finance the Merger with Catalyst and had $1.1 billion outstanding as of March 31, 2013. Refer to Note 7 — Debt in the notes to the unaudited consolidated financial statements for more information related to the Company's credit facility.

Income Taxes

The Company recognized income tax expense of $23.0 million for the three months ended March 31, 2013, representing an effective tax rate of 28.9%, as compared to $13.4 million, representing an effective tax rate of 33.7%, for the same period in 2012. The $9.6 million increase in the income tax expense during the three months ended March 31, 2013 as compared to the same period in 2012 was mainly due to higher taxable income as a result of the Merger with Catalyst as well as new customer implementations during the quarter. The Company's effective tax rate decreased during the three months ended March 31, 2013 primarily due to tax benefits related to cross jurisdictional financing.

Segment Analysis

The Company reports in two operating segments: PBM and HCIT. The Company evaluates segment performance based on revenue and gross profit. Below is a reconciliation of the Company’s business segments to the unaudited consolidated financial statements.

Three months ended March 31, 2013 as compared to the three months ended March 31, 2012 (in thousands)

	PBM		HCIT		Consolidated
	2013	2012	2013	2012	2013	2012
Revenue	$3,181,553	$1,681,145	$38,163	$35,952	$3,219,716	$1,717,097
Cost of revenue	2,954,101	1,590,189	17,243	16,519	2,971,344	1,606,708
Gross profit	$227,452	$90,956	$20,920	$19,433	$248,372	$110,389
Gross profit %	7.1%	5.4%	54.8%	54.1%	7.7%	6.4%

PBM

Revenue was $3.2 billion for the three months ended March 31, 2013, an increase of $1.5 billion, or 89.2%, as compared to the same period in 2012. The increase in revenue is primarily due to the recent Merger with Catalyst, which was completed on July 2, 2012 as well as the implementation of new customer contracts in 2013. As a result of these customer additions, adjusted prescription claim volume for the PBM segment was 66.4 million for the first quarter of 2013 as compared to 34.4 million for the first quarter of 2012.

Cost of revenue was $3.0 billion for the three months ended March 31, 2013 as compared to $1.6 billion for the same period in 2012. Cost of revenue has increased in line with the increase in PBM revenue and is driven by the increase in prescriptions processed. Cost of revenue in the PBM segment is predominantly comprised of the cost of prescription drugs from retail network transactions, and the cost of prescriptions dispensed at the Company's mail and specialty pharmacies.

Gross profit was $227.5 million for the three months ended March 31, 2013 as compared to $91.0 million for the same period in 2012. Gross profit increased during the three months ended March 31, 2013 as compared to the same period in 2012 due to the the integration of Catalyst customers acquired as of July 2, 2012 as well as incremental revenue as a result of new customer contract implementations. Gross profit percentage was 7.1% and 5.4% for the three months ended March 31, 2013 and 2012, respectively. As noted previously, the gross profit percentage has increased for the three months ended March 31, 2013 as compared to the same period in 2012 primarily as a result of synergies realized from the integration of Catalyst and HealthTran customers during 2012.

HCIT

HCIT revenue consists of transaction processing, professional services, system sales and maintenance contracts on system sales. Total HCIT revenue increased $2.2 million, or 6.1%, to $38.2 million for the three months ended March 31, 2013, as compared to $36.0 million for the same period in 2012. The increase was primarily due to an increase in revenues earned from transaction processing as a result of increased volume or rates from existing customers and additional revenues earned from Catalyst customers included in the HCIT segment. These increases in revenue were slightly offset by a decrease in transaction processing revenues as a result of the Merger with Catalyst due to Catalyst being a former HCIT customer. There is not a net profit impact of this lost revenue stream on the Company's consolidated results since Catalyst no longer has an associated cost from the HCIT services provided.
Cost of revenue was $17.2 million and $16.5 million for the three months ended March 31, 2013 and 2012, respectively. Cost of revenue includes the direct support costs for the HCIT business, as well as depreciation expense of $1.1 million and $0.7 million for the three-month periods ended March 31, 2013 and 2012, respectively. Cost of revenue increased for the three periods ended March 31, 2013 as compared to the same periods in 2012, primarily due to costs associated with Catalyst customers as a result of the Company's Merger with Catalyst completed in January 2012.

Gross profit increased by $1.5 million, or 7.7%, to $20.9 million for the three months ended March 31, 2013 as compared to $19.4 million for the same period in 2012. The gross profit percentage was 54.8% for the three months ended March 31, 2013 as compared to 54.1% for the three months ended March 31, 2012. The increases in gross profit and gross profit percentage are attributable to revenue increases in transaction processing volumes from existing customers and an increase in system sales.

Non-GAAP Measures
The Company reports its financial results in accordance with GAAP, but Company management also evaluates and makes operating decisions using EBITDA and Adjusted EPS. The Company's management believes that these measures provide useful supplemental information regarding the performance of business operations and facilitate comparisons to its historical operating results. The Company also uses this information internally for forecasting and budgeting as it believes that the measures are indicative of the Company's core operating results. Note, however, that these items are performance measures only, and do not provide any measure of the Company's cash flow or liquidity. Non-GAAP financial measures should not be considered as a substitute for measures of financial performance in accordance with GAAP, and investors and potential investors are encouraged to review the reconciliations of EBITDA and Adjusted EPS.

EBITDA Reconciliation

EBITDA is a non-GAAP measure that management believes is a useful supplemental measure of operating performance. EBITDA consists of earnings attributable to the Company prior to amortization, depreciation, interest and other expense, net, income taxes and adjustments to remove the applicable impact of any non-controlling interest. Management believes it is useful to exclude these items, as they are essentially fixed amounts that cannot be influenced by management in the short term.

Below is a reconciliation of the Company's reported net income to EBITDA for the three month periods ended March 31, 2013 and 2012.

EBITDA Reconciliation	Three Months Ended March 31,
(in thousands)	2013	2012
	(unaudited)
Net income attributable to the Company (GAAP)	$51,408	$26,342
Add:
Depreciation of property and equipment	8,103	3,055
Amortization of intangible assets	50,056	10,318
Interest and other expense, net	11,039	1,240
Income tax expense	23,028	13,419
Adjustments related to non-controlling interest	(92)	—
EBITDA	$143,542	$54,374

EBITDA for the three months ended March 31, 2013 was $143.5 million, compared to $54.4 million for the same period of 2012. The EBITDA growth was primarily due to additional business generated from the Merger with Catalyst as well as new customer contract implementations during 2013. This was partially offset by increased costs incurred to support the Company's business growth and recent Merger with Catalyst as well as prior acquisitions.

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

Below is a reconciliation of the Company's reported net income to Adjusted EPS for the three month periods ended March 31, 2013 and 2012.

Adjusted EPS Reconciliation
(in thousands, except per share data)
	Three Months Ended March 31,
	2013		2012
	Operational Results	Per Diluted Share	Operational Results	Per Diluted Share
	(unaudited)
Net income attributable to the Company (GAAP)	$51,408	$0.25	$26,342	$0.21
Amortization of intangible assets	50,056	0.24	10,318	0.08
Tax effect of reconciling item	(14,466)	(0.07)	(3,477)	(0.03)
Non-GAAP net income attributable to the Company	$86,998	$0.42	$33,183	$0.26

Adjusted EPS for the three months ended March 31, 2013 was $0.42 as compared to $0.26 in the corresponding period of 2012. Increased gross profit as a result of new customer contract implementations, as well as increased business due to the recent acquisitions, helped improve the Company's Adjusted EPS during 2013. This was partially offset by increased costs incurred to support the Company's business growth and recent acquisitions along with an increase in the number of diluted shares during 2013 as compared to 2012, primarily due to the Company's issuance of 12.0 million common shares in May 2012 and the issuance of 66.8 million shares in July 2012 to complete the Merger with Catalyst.

Liquidity and Capital Resources
The Company’s sources of liquidity have primarily been cash provided by operating activities, proceeds from its public offerings, proceeds from credit facilities and stock option exercises. As of March 31, 2013, the Company had approximately $1.1 billion of outstanding debt under its 2012 Credit Agreement and $700 million of available borrowing capacity thereunder. As a result of the borrowings from the 2012 Credit Agreement to complete the Merger with Catalyst, the Company incurred a significant increase in its interest expense and expects this expense and the related principal payments to continue for the remainder of 2013 and throughout the term of the 2012 Credit Agreement. Refer to Note 7 — Debt in the notes to the unaudited consolidated financial statements for more information regarding the 2012 Credit Agreement.

At March 31, 2013 and December 31, 2012, the Company had cash and cash equivalents totalling $311.4 million and $370.8 million, respectively. The Company believes that its cash on hand, together with cash generated from operating activities and cash available through the 2012 Credit Agreement, will be sufficient to support planned operations for the foreseeable future, service our outstanding debt obligations, and support the completion of the Merger and integration of Catalyst. At March 31, 2013, cash and cash equivalents consist of cash on hand, deposits in banks, and bank term deposits with original maturities of 90 days or less.

As of March 31, 2013, all of the Company’s cash and cash equivalents were exposed to market risks, primarily changes in U.S. interest rates. Declines in interest rates over time would reduce interest income related to these balances.

Consolidated Balance Sheets

Selected balance sheet highlights at March 31, 2013 are as follows:

•
Accounts receivable are comprised of trade accounts receivable from both the PBM and HCIT segments' customers. Accounts receivable increased by $1.7 million to $727.5 million at March 31, 2013, from $725.8 million at December 31, 2012. The account receivables balance was relatively unchanged between the two periods since billings and collections were consistent in Q4 2012 and Q1 2013.The accounts receivable balance is impacted by changes in revenues, as well as the timing of collections, and is continually monitored by the Company to ensure timely collections and to assess the need for any changes to the allowance for doubtful accounts. The increase in accounts receivable is in line with the increase in pharmacy benefit claims payable.

•
Rebates receivable of $316.9 million at March 31, 2013 relate to billed and unbilled PBM receivables from pharmaceutical manufacturers and third party administrators in connection with the administration of the rebate program where the Company is the principal contracting party. The receivable and related payable are based on estimates, which are subject to final settlement. Rebates receivable increased $14.4 million from $302.5 million at December 31, 2012. The increase in the rebate receivable balance was mostly attributable to the timing of receipts from pharmaceutical manufacturers and third party administrators.

•
As of March 31, 2013, goodwill and other intangible assets were $4.5 billion and $1.1 billion, respectively. Amortization expense related to the other intangible assets recorded on the Company's balance sheet as of March 31, 2013 is expected to be $144.1 million for the remainder of 2013.

•
Accounts payable predominantly relates to amounts owed to retail pharmacies for prescription drug costs and dispensing fees in connection with prescriptions dispensed by the retail pharmacies to the members of the Company’s customers when the Company is the principal contracting party with the pharmacy. Accounts payable decreased $34.1 million to $610.7 million, from $644.8 million at December 31, 2012, due to the timing of payments made for purchases from the Company's suppliers as well as payments made to participating pharmacies in the Company's retail pharmacy network.

•
Pharmacy benefit management rebates payable represents amounts owed to customers for rebates from pharmaceutical manufacturers and third party administrators where the Company administers the rebate program on the customer’s behalf, and the Company is the principal contracting party. The payable is based on estimates, which are subject to final settlement. Pharmacy benefit management rebates payable decreased $9.5 million to $292.5 million from $302.1 million at December 31, 2012, due to lower rebate volume.

•
Accrued liabilities are mainly comprised of customer deposits, salaries and wages payables, contingent consideration and other accrued liabilities related to operating expenses of the Company. Accrued liabilities decreased by $4.7 million to $250.1 million at March 31, 2013 from $254.8 million at December 31, 2012. The decrease was driven primarily by the payments of certain contingent purchase price consideration offset by increased operating expenses of the Company.

Cash flows from operating activities
For the three months ended March 31, 2013, the Company generated $63.3 million of cash from operating activities, an increase of $7.1 million as compared to the amount of cash provided from operations for the same period in 2012. Cash from operating activities increased during the three months ended March 31, 2013 as compared to the same period in 2012 mainly due to an increase in net income of $25.1 million, which was partially offset by a decrease in accounts payable and accrued expenses of $44.3 million due to the timing when payments are made related to these accounts.
Changes in the Company’s cash from operations result primarily from increased net income and the timing of payments on accounts receivable, rebates receivable, and the payment or processing of its various accounts payable and accrued liabilities. The Company continually monitors its balance of trade accounts receivable and devotes ample resources to collection efforts on those balances. Rebates receivable and the related payables are primarily estimates based on claims submitted. Rebates are typically paid to customers on a quarterly basis upon receipt of the billed funds from third-party rebate administrators and pharmaceutical manufacturers. The timing of the rebate payments to customers and collections of rebates from third-party rebate administrators and pharmaceutical manufacturers causes fluctuations on the balance sheet, as well as in the Company’s cash from operating activities.
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
Cash flows from investing activities

For the three months ended March 31, 2013, the Company used $5.2 million of cash from investing activities. The Company utilized $25.2 million for purchases of property and equipment to support growth in the business. The cash used was partially offset by proceeds from restricted cash of $20.0 million. As the Company grows, it continues to purchase capital assets to support increases in network capacity and personnel. The Company monitors and budgets these costs to ensure that the expenditures aid in its strategic growth plan.
Cash flows from financing activities

For the three months ended March 31, 2013, the Company used $117.5 million of cash for financing activities, which consisted primarily of the $100.0 million repayment on the Company's revolving credit facility as well as the payments of contingent purchase price consideration related to certain legacy acquisitions. Refer to Note 13 — Fair Value in the notes to the unaudited consolidated financial statements for more information on the Company's contingent purchase price consideration payments.

Cash flows from financing activities generally fluctuate based on payments for acquisitions, proceeds from or payments on debt borrowings and the timing of option exercises by the Company’s employees.

Future Capital Requirements

The Company’s future capital requirements depend on many factors, including servicing its outstanding debt and the integration of its recent acquisitions. The Company expects to fund its operating and working capital needs and business growth requirements through cash flow from operations, its cash and cash equivalents on hand and available borrowings under its 2012 Credit Agreement. Refer to Note 7 — Debt in the notes to the unaudited consolidated financial statements for more information on the 2012 Credit Agreement.

The Company expects that purchases of property and equipment will increase in comparison with prior years due to the recent completion of the Merger with Catalyst and growth of the business. The Company cannot provide assurance that its actual cash requirements will not be greater than expected as of the date of this quarterly report. In order to meet business growth goals, the Company will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact liquidity requirements or cause the issuance of additional equity or debt securities. Any issuance of additional equity or debt securities may result in dilution to shareholders, and the Company cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to the Company, or at all.

If sources of liquidity are not available or if it cannot generate sufficient cash flow from operations during the next twelve months, the Company may be required to obtain additional funds through operating improvements, capital markets transactions, asset sales or financing from third parties or a combination thereof. The Company cannot provide assurance that these additional sources of funds will be available in amounts or on terms acceptable to the Company, or at all.
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

Contractual Obligations

For the three months ended March 31, 2013, there have been no significant changes to the Company’s contractual obligations as disclosed in its 2012 Annual Report on Form 10-K.

Outstanding Securities

As of April 30, 2013, the Company had 205,907,134 common shares outstanding, 1,676,278 stock options outstanding, 1,785,570 RSUs outstanding and 485,160 warrants outstanding. The options and warrants are exercisable on a one-for-one basis into common shares. The outstanding RSUs are subject to time-based and performance-based vesting restrictions. The number of outstanding RSUs as of April 30, 2013 assumes the associated performance targets will be met at the maximum level for the performance-based RSUs. Upon vesting, the RSUs convert into common shares on a one-for-one basis.

Critical Accounting Policies and Estimates

Refer to Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates in the 2012 Annual Report on Form 10-K for a discussion of the Company’s critical accounting policies and estimates.

Recent Accounting Standards

Refer to Note 3 — Recent Accounting Pronouncements in the notes to the unaudited consolidated financial statements for information on recent updates to accounting guidance that the Company has assessed for any impact to the Company's financial statements.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk in the normal course of its business operations, primarily the risk of loss arising from adverse changes in interest rates. In addition, the Company is subject to interest rate risk related to $600 million of the $1.1 billion drawn under its 2012 Credit Agreement as of March 31, 2013, as $500 million is not impacted due to the interest rate swap agreements the Company maintains. See Note 12 — Financial Instruments to the Company's unaudited consolidated financial statements included herein for additional information regarding the Company's interest rate swap agreements. As of March 31, 2013, assuming a hypothetical 1% fluctuation in the interest rate of the loan, the Company's pre-tax income would vary by approximately $6 million on an annual basis. Actual increases or decreases in earnings in the future could differ materially from this assumption based on the timing and amount of both interest rate changes and the levels of cash held by the Company. The interest rates applicable to borrowings under the 2012 Credit Agreement are based on a fluctuating rate and are described in more detail in Note 7 — Debt to the Company's unaudited consolidated financial statements included herein.

The Company is also subject to foreign exchange rate risk related to its operations in Canada, as disclosed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk - Foreign Exchange Rate Risk in the 2012 Annual Report on Form 10-K. In the three months ended March 31, 2013, there have been no material changes in the Company's foreign exchange rate risk as disclosed in its 2012 Annual Report on Form 10-K.

ITEM 4.	Controls and Procedures

We conducted an evaluation (under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer), pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013 (the “Evaluation Date”), which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and were effective to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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

ITEM 1A. Risk Factors

In the three months ended March 31, 2013, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

Effective the first quarter of 2013, certain executive officers of the Company, including Mark A. Thierer, Chairman and Chief Executive Officer, adopted written stock trading plans (the “Trading Plans”) in accordance with guidelines specified under Exchange Act Rule 10b5-1 (“Rule 10b5-1”) and the Company's insider trading policies. Trading under the previously adopted Trading Plans will begin at pre-determined dates set forth in the Trading Plans and end twelve months or less after the adoption date. No trading under the Trading Plans has occurred prior to the date of this quarterly report. Rule 10b5-1 trading plans are intended to permit the orderly disposition of a portion of the executive's respective holdings of common stock of the Company, including stock that they have the right to acquire under outstanding stock options granted by the Company. Many of the Company's stock options expire seven years from the vesting date; as a result, it is necessary for Company insiders to prepare orderly disposition strategies. The number of shares of the Company expected to be sold under the Trading Plans represents less than 1.0% of the Company's outstanding common stock. Transactions made under the Rule 10b5-1 trading plans will be reported to the Securities and Exchange Commission in accordance with applicable securities laws, rules and regulations. A Rule 10b5-1 plan must be entered into in good faith at a time when the insider is not aware of material, non-public information. Subsequent receipt by the insider of material, non-public information will not prevent prearranged transactions under the Rule 10b5-1 plan from being executed.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, (v) the Consolidated Statements of Shareholder's Equity for the three months ended March 31, 2013 and 2012, and (vi) the notes to the Unaudited Consolidated Financial Statements.
Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Catamaran Corporation
May 3, 2013	By:	/s/ Jeffrey Park
Jeffrey Park
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document	Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, (v) the Consolidated Statements of Shareholder's Equity for the three months ended March 31, 2013 and 2012, and (vi) the notes to the Unaudited Consolidated Financial Statements.
Filed herewith.