Form 10-Q
period 2013-06-30
Catamaran Corp
filed 2013-08-02
CIK 1363851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 000-52073
CATAMARAN CORPORATION
(Exact name of registrant as specified in its charter)

Yukon Territory	98-0167449
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2013, there were 206,138,972 of the Registrant’s common shares, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CATAMARAN CORPORATION
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$373,588	$370,776
Restricted cash	32,187	52,422
Accounts receivable, net of allowance for doubtful accounts of $6,758 (2012 — $7,899)	749,308	725,809
Rebates receivable	283,900	302,461
Other current assets	106,721	101,311
Total current assets	1,545,704	1,552,779
Property and equipment, net of accumulated depreciation of $81,012 (2012 — $64,048)	159,089	105,201
Goodwill	4,495,450	4,478,038
Other intangible assets, net of accumulated amortization of $260,501 (2012 — $178,188)	1,101,743	1,198,991
Other long-term assets	45,826	50,118
Total assets	$7,347,812	$7,385,127

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$623,385	$644,818
Accrued expenses and other current liabilities	242,651	254,811
Pharmacy benefit management rebates payable	314,491	302,065
Current portion - long-term debt	37,500	41,250
Total current liabilities	1,218,027	1,242,944
Deferred income taxes	314,944	344,232
Long-term debt	987,857	1,132,153
Other long-term liabilities	73,714	55,937
Total liabilities	2,594,542	2,775,266
Commitments and contingencies (Note 11)
Shareholders’ equity
Common shares: no par value, unlimited shares authorized; 206,130,872 shares issued and outstanding, June 30, 2013 (December 31, 2012 — 205,399,102 shares)	4,208,228	4,180,778
Additional paid-in capital	70,618	73,530
Retained earnings	469,817	354,991
Accumulated other comprehensive income	(1,144)	(2,191)
Total shareholders' equity	4,747,519	4,607,108
Non-controlling interest	5,751	2,753
Total equity	4,753,270	4,609,861
Total liabilities and equity	$7,347,812	$7,385,127

See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Revenue	$3,417,430	$1,702,703	$6,637,147	$3,419,800
Cost of revenue	3,152,841	1,580,199	6,124,185	3,186,907
Gross profit	264,589	122,504	512,962	232,893
Expenses:
Selling, general and administrative	99,888	64,659	200,386	121,374
Depreciation of property and equipment	7,938	2,479	14,908	4,835
Amortization of intangible assets	50,092	9,011	100,148	19,330
	157,918	76,149	315,442	145,539
Operating income	106,671	46,355	197,520	87,354
Interest and other expense, net	10,907	1,980	21,946	3,219
Income before income taxes	95,764	44,375	175,574	84,135
Income tax expense (benefit):
Current	33,741	17,533	73,422	31,188
Deferred	(9,134)	(468)	(25,787)	(705)
	24,607	17,065	47,635	30,483
Net income	$71,157	$27,310	$127,939	$53,652
Less: Net income attributable to non-controlling interest	7,736	—	13,113	—
Net income attributable to the Company	$63,421	$27,310	$114,826	$53,652
Earnings per share attributable to the Company:
Basic	$0.31	$0.21	$0.56	$0.42
Diluted	$0.31	$0.20	$0.56	$0.41
Weighted average number of shares used in computing earnings per share:
Basic	205,975,724	132,441,738	205,782,438	128,749,560
Diluted	206,624,432	133,769,482	206,535,143	130,130,788
See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net income	$71,157	$27,310	$127,939	$53,652
Other comprehensive income, net of tax
Unrealized income on cash flow hedge, net of income tax expense of $368 for the three and six month periods ended June 30, 2013	786	—	1,047	—
Comprehensive income	$71,943	$27,310	128,986	$53,652
Less: Comprehensive income attributable to non-controlling interest	7,736	—	13,113	$—
Comprehensive income attributable to the Company	$64,207	$27,310	$115,873	$53,652
See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2013	2012
	(unaudited)
Cash flows from operating activities:
Net income	$127,939	$53,652
Items not involving cash:
Stock-based compensation	13,131	6,853
Depreciation of property and equipment	17,145	6,297
Amortization of intangible assets	100,148	19,330
Deferred lease inducements and rent	15,349	205
Deferred income taxes	(25,787)	(705)
Tax benefit on stock-based compensation plans	(9,479)	(10,581)
Amortization of deferred financing fees	4,866	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(21,271)	(27,584)
Rebates receivable	18,413	(41,012)
Restricted cash	231	(571)
Other current assets	13,367	7,877
Accounts payable	(22,632)	62,980
Accrued expenses and other current liabilities	(12,305)	9,985
Pharmacy benefit management rebates payable	13,787	2,720
Other	3,351	(3,508)
Net cash provided by operating activities	236,253	85,938
Cash flows from investing activities:
Proceeds from restricted cash	20,004	—
Acquisition, net of cash acquired	(7,076)	(242,884)
Purchases of property and equipment	(72,135)	(10,839)
Net cash used by investing activities	(59,207)	(253,723)
Cash flows from financing activities:
Proceeds from public offering, net of issuance costs	—	519,260
Proceeds from issuance of debt	100,000	100,000
Repayment of debt	(250,000)	—
Tax benefit on stock-based compensation plans	9,479	10,581
Proceeds from exercise of options	1,928	4,464
Payments of contingent consideration	(23,203)	—
Debt issuance costs	(2,347)	(9,000)
Distribution to non-controlling interest	(10,115)	—
Net cash (used) provided by financing activities	(174,258)	625,305
Effect of foreign exchange on cash balances	24	19
Increase in cash and cash equivalents	2,812	457,539
Cash and cash equivalents, beginning of period	370,776	341,382
Cash and cash equivalents, end of period	$373,588	$798,921

See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Equity
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest
	Shares	Amount					Total
Balance at December 31, 2012	205,399,102	$4,180,778	$73,530	$354,991	$(2,191)	$2,753	$4,609,861
Activity during the period (unaudited):
Net income	—	—	—	114,826	—	13,113	127,939
Exercise of stock options	280,366	2,753	(825)	—	—	—	1,928
Vesting of restricted stock units	451,404	24,697	(24,697)	—	—	—	—
Tax benefit on options exercised	—	—	9,479	—	—	—	9,479
Stock-based compensation	—	—	13,131	—	—	—	13,131
Distribution to non-controlling interest	—	—	—	—	—	(10,115)	(10,115)
Other comprehensive income, net of tax	—	—	—	—	1,047	—	1,047
Balance at June 30, 2013 (unaudited)	206,130,872	$4,208,228	$70,618	$469,817	$(1,144)	$5,751	$4,753,270

Balance at December 31, 2011	124,767,322	$394,769	$37,936	$238,333	$—	$—	$671,038
Activity during the period (unaudited):
Net income	—	—	—	53,652	—	—	53,652
Issuance of common shares	11,960,000	519,260	—	—	—	—	519,260
Exercise of stock options	823,988	6,327	(1,863)	—	—	—	4,464
Vesting of restricted stock units	424,370	15,891	(15,891)	—	—	—	—
Tax benefit on options exercised	—	—	10,581	—	—	—	10,581
Stock-based compensation	—	—	6,853	—	—	—	6,853
Balance at June 30, 2012 (unaudited)	137,975,680	$936,247	$37,616	$291,985	$—	$—	$1,265,848
See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

Basis of presentation:
The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting on Form 10-Q, and following accounting policies consistent with the Company’s audited annual consolidated financial statements for the year ended December 31, 2012. The unaudited consolidated financial statements of the Company include its wholly-owned subsidiaries and all significant intercompany transactions and balances have been eliminated in consolidation. Amounts in the unaudited consolidated financial statements and notes thereto are expressed in U.S. dollars, except where indicated. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Certain reclassifications have been made to conform the prior year's consolidated financial statements to the current year's presentation. The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013. As of the issuance date of the Company’s financial statements, the Company has assessed whether subsequent events have occurred that require adjustment to or disclosure in these unaudited consolidated financial statements in accordance with Financial Accounting Standards Board’s (“FASB”) guidance.
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

a) Recent accounting standards implemented

In February 2013, the FASB issued an update on the reporting of amounts reclassified from accumulated other comprehensive income. An entity is required to present either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. However, an entity would not need to show the income statement line item affected for certain components that are not required to be reclassified in their entirety to net income, such as amounts amortized into net periodic pension cost. The standard is effective prospectively for public entities for fiscal years, and interim periods with those years, beginning after December 15, 2012. Early adoption is permitted. The Company adopted this standard on January 1, 2013; however, the implementation of the amendments did not have a significant impact on its financial results or in the presentation and disclosure of its financial statements.

No other new accounting standards have been adopted during the three and six month periods ended June 30, 2013.

b) Recent accounting standards issued

No new standards have been issued during the three and six month periods ended June 30, 2013 that the Company assessed to have a significant impact on its financial results or in the presentation and disclosure of its financial statements.

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

5. Business Combinations

Catalyst Health Solutions, Inc. Merger

On July 2, 2012, the Company completed its merger (the “Merger”) with Catalyst Health Solutions, Inc. ( "Catalyst"), a full-service PBM. Each share of Catalyst common stock outstanding immediately prior to the effective time of the Merger (other than shares owned by the Company or Catalyst or any of their respective wholly-owned subsidiaries) was converted in the Merger into the right to receive 1.3212 (0.6606 prior to the October 2012 two-for-one stock split) of a Company common share and $28.00 in cash. This resulted in the Company issuing approximately 66.8 million common shares, issuing 0.5 million warrants, and paying $1.4 billion in cash to Catalyst stockholders to complete the Merger. The results of Catalyst have been included in the Company's results since July 2, 2012. The consolidated statement of operations for the three and six month periods ended June 30, 2013 includes Catalyst's total revenues of $1.7 billion and $3.3 billion, respectively, during these periods.

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

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the preliminary fair values assigned to the assets acquired and liabilities assumed at the acquisition date and are subject to change as the valuation processes are not complete. Final determination of the fair values may result in further adjustments to the amounts presented below (in thousands):

	Initial Amounts Recognized at Acquisition Date (a)	Prior Measurement Period Adjustments (b)	Current Measurement Period Adjustments (c)	Current Amounts Recognized at Acquisition Date
Cash and cash equivalents	$93,775	$(315)	$—	$93,460
Other current assets	695,888	5,202	2,455	703,545
Total current assets	789,663	4,887	2,455	797,005
Goodwill	4,010,235	8,492	13,970	4,032,697
Customer relationships intangible	1,184,800	—	—	1,184,800
Other long-term assets	87,174	1,547	8	88,729
Total assets acquired	6,071,872	14,926	16,433	6,103,231

Accounts Payable	338,819	—	5	338,824
Pharmacy benefit management rebates payable	176,202	2,935	(1,361)	177,776
Accrued expenses and other current liabilities	187,851	1,348	3,185	192,384
Long-term debt	311,994	—	—	311,994
Other long-term liabilities	385,375	10,643	14,604	410,622
Total liabilities assumed	1,400,241	14,926	16,433	1,431,600
Non-controlling interest	(1,610)	—	—	(1,610)
Net assets acquired	$4,673,241	$—	$—	$4,673,241
(a) As previously reported in the Company's Form 10-Q for the period ended September 30, 2012.
(b) These represent measurement period adjustments from the acquisition date through December 31, 2012 and were recorded to reflect changes in the estimated fair values of the associated assets acquired and liabilities assumed based on factors existing as of the acquisition date.
(c) These represent measurement period adjustments during the six months ended June 30, 2013 and were recorded to reflect changes in the estimated fair values of the associated assets acquired and liabilities assumed based on factors existing as of the acquisition date.
During the three and six month periods ended June 30, 2013, the Company recognized $43.0 million and $86.0 million, respectively of amortization expense from intangible assets acquired in the Catalyst Merger. Amortization associated with the Catalyst Merger for the remainder of 2013 is expected to be $80.1 million. The estimated fair value of the customer relationship intangible asset on the acquisition date was $1.2 billion with a useful life of 9 years. The intangible asset acquired will not have any residual value at the end of the amortization period. There were no in-process research and development assets acquired.

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
During the three and six month periods ended June 30, 2013, the Company recognized $3.6 million and $7.3 million, respectively of amortization expense from intangible assets acquired in the HealthTran acquisition. Amortization associated with the HealthTran acquisition for the remainder of 2013 is expected to be $7.3 million.
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

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenue	$3,246,828	$6,418,355
Gross profit	$210,039	$419,961
Net income	$18,020	$46,139
Earnings per share:
Basic	$0.09	$0.22
Diluted	$0.08	$0.22
Weighted average shares outstanding:
Basic	211,181,678	207,489,500
Diluted	212,509,422	208,870,728
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

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

integrate and operate the combined organization more efficiently or anticipated synergies expected to result from the combinations and should not be relied upon as being indicative of the future results that the Company will experience.

Restat, LLC Acquisition

Subsequent to the end of the Company's current reporting period, on August 1, 2013, the Company announced the entry into a definitive purchase agreement to acquire all of the outstanding equity interests of Restat, LLC, one of the largest privately held pharmacy benefit managers, for a purchase price of $409.5 million in cash subject to certain customary post-closing adjustments. The acquisition provides the Company the opportunity to bring Catamaran's full suite of technology and clinical services to Restat's clients, including mail order and specialty pharmacy services. The acquisition is expected to be completed in the fourth quarter of 2013, subject to certain customary closing conditions. The initial accounting for this acquisition was incomplete at the time these financial statements were available for issuance. The Company expects to finalize the accounting for the acquisition as soon as practicable once the transaction is closed, but no later than one year from the acquisition closing date.

6. Goodwill and Other Intangible Assets

Goodwill is reviewed for impairment annually or more frequently if impairment indicators arise. The Company allocates goodwill to both the PBM and HCIT segments. There were no impairments of goodwill during the three and six months ended June 30, 2013 and 2012.

The changes in the carrying amounts of goodwill by reportable segment for the six months ended June 30, 2013 are as follows (in thousands):

	PBM	HCIT	Total
Balance at December 31, 2012	4,458,373	19,665	4,478,038
Measurement period adjustments (a)	14,301	—	14,301
Acquisitions	3,111	—	3,111
Balance at June 30, 2013	4,475,785	19,665	4,495,450

a)
Adjustments to the fair value of assets acquired and liabilities assumed for recent acquisitions during the measurement period. The measurement period adjustments were not recast to the 2012 consolidated financial statements as they were not deemed material.

Definite-lived intangible assets are amortized over the useful lives of the related assets. The components of intangible assets were as follows (in thousands):

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,349,774	$254,265	$1,095,509	$1,346,874	$155,343	$1,191,531
Acquired software	—	—	—	3,765	3,765	—
Trademarks/Tradenames	—	—	—	14,070	14,070	—
Non-compete agreements	10,410	5,330	5,080	10,410	4,294	6,116
Licenses	2,060	906	1,154	2,060	716	1,344
Total	$1,362,244	$260,501	$1,101,743	$1,377,179	$178,188	$1,198,991

Total amortization associated with intangible assets at June 30, 2013 is estimated to be $94.4 million for the remainder of 2013, $179.5 million in 2014, $164.4 million in 2015, $142.9 million in 2016, $131.5 million in 2017, $122.4 million in 2018 and $266.7 million in total for years 2019 through 2023.

7. Debt

The following table sets forth the components of our long-term debt (in thousands) as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
Senior secured term loan facility with an interest rate of 1.88% and 2.25% at June 30, 2013 and December 31, 2012, respectively	$975,357	$1,073,403
Senior secured revolving credit facility due June 1, 2018 with an interest rate of 1.88% and 2.25% at December 31, 2012	50,000	100,000
Less current maturities	(37,500)	(41,250)
Long-term debt	$987,857	$1,132,153

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On June 3, 2013, the Company entered into an Amendment (the “Amendment”) to the Credit Agreement dated July 2, 2012 (the "2012 Credit Agreement"), with JPMorgan Chase Bank, N.A. ("JPMCB"), as administrative agent, and a syndicate of lenders. The 2012 Credit Agreement initially provided for a senior secured credit facility in an aggregate amount of $1.8 billion consisting of (i) a five-year senior secured term loan facility in the amount of $1.1 billion (the “Term Loan Facility”) and (ii) a five-year senior secured revolving credit facility in the amount of $700 million (the “Revolving Facility”).
Upon executing the Amendment the following key terms were modified:

•	an extension of the maturity date for the Term Loan Facility and the Revolving Facility from July 2, 2017 to June 1, 2018;

•	an increase in the commitments under the Revolving Facility from $700 million to $800 million;

•	a decrease in the commitments under the Term Loan Facility from $1.1 billion to $1.0 billion;

•
additional flexibility for the Company and its subsidiaries to (i) make certain permitted acquisitions, (ii) create liens, (iii) make investments, loans, advances or guarantees, and (iv) pay dividends and distributions or repurchase its own capital stock; and

•	modifications to the interest rates and financial covenants applicable to the Company and its subsidiaries as described further below.

After giving effect to the Amendment, the interest rates applicable to the Term Loan Facility and the Revolving Facility will continue to be based on a fluctuating rate of interest measured by reference to either (i) a base rate, plus an applicable margin, or (ii) an adjusted London interbank offered rate (adjusted for maximum reserves) (“LIBOR”), plus an applicable margin. The applicable margin, in each case, will continue to be adjusted from time to time based on the Company's consolidated leverage ratio for the previous fiscal quarter. The Amendment provides for a reduction in the applicable margins that would be in effect at any time when the Company's consolidated leverage ratio is greater than 1.50 to 1 and less than 2.50 to 1. After giving effect to the Amendment, the initial applicable margin for all borrowings is 0.625% per annum with respect to base rate borrowings and 1.625% per annum with respect to LIBOR borrowings. The Company intends to continue to elect the LIBOR rate as it has previously done during the term of the loan. This resulted in the applicable interest rate decreasing to 1.88% at June 30, 2013 from 2.25% prior to the Amendment.
In connection with the Amendment, the Company made a $100 million prepayment on the Term Loan Facility to reduce its outstanding balance to $1.0 billion from $1.1 billion. The Company utilized funds from its Revolving Facility to make the prepayment, leaving the Company with $700 million of remaining available borrowing capacity under the Revolving Facility at the time of the Amendment execution. In June 2013, the Company repaid $50 million of the amount borrowed under the Revolving Facility, leaving the Company with $750 million of borrowing capacity under the Revolving Facility as of June 30, 2013. As part of executing the Amendment, the Company paid $2.3 million in direct lender fees to the syndication of banks providing credit to the Company. The fees consisted of a $1.3 million debt discount related to the Term Loan Facility and $1.0 million of debt issuance costs related to the Revolving Facility. The $1.3 million debt discount incurred with the execution of the Amendment is presented on the consolidated balance sheet as a reduction to long-term debt, along with the $24.1 million unamortized debt discount incurred with the execution of the 2012 Credit Agreement. The debt discount amounts are being amortized to interest expense over the amended life of the Term Loan Facility. The Company uses the straight-line method to amortize the debt discount as it does not result in a materially different amount of interest expense than the effective interest rate method. The additional $1.0 million debt issue cost incurred with the execution of the Amendment related to the Revolving Facility, along with $16.6 million of unamortized debt issuance costs incurred with the execution of the 2012 Credit Agreement, are presented on the consolidated balance sheet as other assets. The debt issuance costs are being amortized to interest expense over the amended life of the Revolving Facility using the straight-line method. The amortization related to financing costs and debt discounts totaled $2.4 million and $4.9 million for the three and six month periods ended June 30, 2013, respectively.

Upon executing the Amendment, the Company assessed whether the modifications to the 2012 Credit Agreement were substantial and should be accounted for using extinguishment accounting. The Company made its assessment both on a total basis and on an individual basis for each member of the syndication. The Company performed separate assessments for the Term Loan Facility and the Revolving Facility. As a result of the assessments, the Company recorded an additional interest expense charge of $0.4 million from unamortized debt discount and debt issuance costs during the three and six months ended June 30, 2013.
As previously disclosed, the 2012 Credit Agreement prior to giving effect to the Amendment required the Company to maintain a consolidated leverage ratio at all times less than or equal to 3.75 to 1 initially, with step-downs to (i) 3.50 to 1 beginning with the fiscal quarter ending December 31, 2012, (ii) 3.25 to 1 beginning with the fiscal quarter ending December 31, 2013 and (iii) 3.00 to 1 beginning with the fiscal quarter ending December 31, 2014. The 2012 Credit Agreement, as amended by the Amendment, requires the Company to maintain a consolidated leverage ratio at all times less than or equal to 4.00 to 1 and a consolidated senior secured leverage ratio at all times less than or equal to 3.25 to 1. As previously disclosed, the Company's consolidated leverage ratio is defined as the ratio of (1) consolidated total debt to (2) consolidated EBITDA (with add-backs permitted to consolidated EBITDA for (a) fees and expenses related to the Merger, the closing of the 2012 Credit Agreement, a specified historic acquisition and future permitted acquisitions, (b) synergies projected by the Company in good faith to be realized as a result of the Merger in an aggregate amount not to exceed a specified threshold and (c) fees and expenses and integration costs related to historical acquisitions by Catalyst in an aggregate amount not to exceed a specified threshold). The Company's new consolidated senior secured leverage ratio is defined as the ratio of (1) (a) consolidated total debt minus (b) any portion of consolidated total debt that is subordinated or not secured by a lien upon the assets of the Company or its subsidiaries to (2) consolidated EBITDA (subject to the permitted add-backs noted above). The 2012 Credit Agreement, as amended by the Amendment, continues to require the Company to maintain an interest coverage ratio greater than or equal to 4.00 to 1. As previously disclosed, the interest coverage ratio is defined as the ratio of (1) consolidated EBIT (subject to the permitted add-backs noted above) to (2) consolidated interest expense, tested at the end of each fiscal quarter for the rolling four fiscal quarter period then most recently ended. As of June 30, 2013, the Company was in compliance with the covenants of the 2012 Credit Agreement, as amended by the Amendment.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principal amounts outstanding under the Revolving Facility of the Amendment are due and payable in full on June 1, 2018. Principal repayments on the Term Loan Facility will be due as follows (in thousands):

Year	Amount due
2013	$18,750
2014	43,750
2015	68,750
2016	93,750
2017	118,750
2018	656,250
Total	$1,000,000

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

The carrying value of the Company's debt at June 30, 2013 approximates its fair value.

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

In connection with the closing of the Merger with Catalyst on July 2, 2012, the Company assumed two stock incentive plans (together the "Assumed Plans") each as amended and adjusted for the purpose of granting awards to individuals who became employees of the Company subsequent to the close of the Merger or to newly hired employees of the Company who were not employed with the Company as of the close of the Merger. The maximum common shares of the Company allowed to be issued under the Assumed Plans is 1,480,936.

(c) Stock-based compensation

During the three-month periods ended June 30, 2013 and 2012, the Company recorded stock-based compensation expense of $6.5 million and $4.1 million, respectively. During the six months ended June 30, 2013 and 2012 the Company recorded stock-based compensation expense of $13.1 million and $6.9 million, respectively. There were 6,822,705 and 1,136,442 stock-based awards available for grant under the LTIP and the Assumed Plans, respectively, as of June 30, 2013.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(i) Stock options

The Black-Scholes option-pricing model was used to estimate the fair value of the stock options issued in each period at the grant date. Below is a summary of options granted and the assumptions utilized to derive fair value of the stock options under the Black-Scholes option-pricing model:

	Six Months Ended June 30,
	2013	2012
Total stock options granted	365,080	381,840
Volatility	45.4%	47.5%-49.2%
Risk-free interest rate	0.81%	0.73%-0.83%
Expected life (in years)	4.5	4.5
Dividend yield	—	—
Weighted-average grant date fair value	$21.44	$14.58

The table below summarizes the stock options outstanding as of June 30, 2013 under both plans.

	Options Outstanding	Weighted Average Exercise Price	Unrecognized compensation cost	Weighted Average Period
			(in thousands)
LTIP Plan
Canadian Options	4,064	$3.41
U.S.Options	1,447,230	$30.32	$11,384	2.94
Assumed Plans
U.S.Options	47,550	$59.13	$895	$3.68

(ii) Restricted stock units

During the three and six months ended June 30, 2013, the Company granted time-based RSUs and performance-based RSUs to its employees and non-employee directors under both the LTIP and the Assumed Plans. Time-based RSUs vest on a straight-line basis over a range of two to four years. The Company also granted time-based RSUs that cliff vest after a three to four year period. Performance-based RSUs cliff vest based upon reaching agreed upon three-year performance conditions. The number of outstanding performance-based RSUs as of June 30, 2013 stated below assumes the associated performance targets will be met at the maximum level. The table below summarizes the number of time-based and performance-based RSUs that were granted and outstanding under both plans for the six months ended June 30, 2013:

	LTIP Plan			Assumed Plans
	Number of Restricted Stock Units			Number of Restricted Stock Units
	Time-Based	Performance - Based	Weighted Average Grant Date Fair Value Per Unit	Time-Based	Performance - Based	Weighted Average Grant Date Fair Value Per Unit
Granted	251,970	253,980	$56.25	103,870	21,340	$55.82
Outstanding	726,374	682,216		218,854	13,280

The table below summarizes the unrecognized compensation cost related to the outstanding RSUs at June 30, 2013.

	Unrecognized Compensation Cost	Weighted Average Period
	(in thousands)
LTIP	$40,400	2.57
Assumed Plans	$9,255	3.31

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Segment Information

The Company reports in two operating segments: PBM and HCIT. The Company evaluates segment performance based upon revenue and gross profit. Financial information by segment is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
PBM:
Revenue	$3,382,195	$1,661,129	$6,563,748	$3,342,274
Cost of revenue	3,135,211	1,564,414	6,089,312	3,154,603
Gross profit	$246,984	$96,715	$474,436	$187,671
Total assets at June 30	$7,242,286	$1,364,523	$7,242,286	$1,364,523
HCIT:
Revenue	$35,235	$41,574	$73,399	$77,526
Cost of revenue	17,630	15,785	34,873	32,304
Gross profit	$17,605	$25,789	$38,526	$45,222
Total assets at June 30	$105,526	$486,708	$105,526	$486,708
Consolidated:
Revenue	$3,417,430	$1,702,703	$6,637,147	$3,419,800
Cost of revenue	3,152,841	1,580,199	6,124,185	3,186,907
Gross profit	$264,589	$122,504	$512,962	$232,893
Total assets at June 30	$7,347,812	$1,851,231	$7,347,812	$1,851,231

10. Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2013 and 2012 was 25.7% and 38.5%, respectively. The Company’s effective tax rate for the six months ended June 30, 2013 and 2012 was 27.1% and 36.2%, respectively. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions including Canada. With a few exceptions, the Company is no longer subject to tax examinations by tax authorities for years prior to 2007. The Company's effective tax rate decreased during the three and six months ended June 30, 2013 primarily due to tax benefits related to cross-jurisdictional financing.

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

In order to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rates, the Company entered into 3-year interest rate swap agreements with a total notional amount of $500 million to fix the variable LIBOR rate on the Company's term loan to 0.52%, resulting in an effective rate of 2.14% after adding the 1.625% margin per the 2012 Credit Agreement, as amended. Under the interest rate swap, the Company receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent to fixed-rate debt with respect to the notional amount of such swap agreements. These interest rate contract derivative instruments were designated as cash flow hedges upon inception in September 2012.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The fair value of the interest rate swap liability as of June 30, 2013 was $0.9 million. Interest expense for the three and six months ended June 30, 2013 includes $0.3 million and $0.7 million of expense reclassified from other comprehensive income into current earnings, respectively. As of June 30, 2013, approximately $1.0 million of deferred expenses related to the derivative instruments accumulated in other comprehensive income is expected to be reclassified as interest expense during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions and assumes the current LIBOR rate will remain consistent. Fluctuations in the market LIBOR rate will have an impact on the amount of expense reclassified from accumulated other comprehensive income to interest expense, as well as the overall fair value of the derivative instrument.

13. Fair Value

Fair value measurement guidance defines a three-level hierarchy to prioritize the inputs to valuation techniques used to measure fair value into three broad levels, with Level 1 considered the most reliable. During the three and six month periods ended June 30, 2013, there were no movements of fair value measurements between Levels 1, 2 and 3. For assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets, the table below categorizes fair value measurements across the three levels as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent purchase price consideration	$—	$—	$19,727	$19,727
Derivative	$—	$881	$—	$881

	December 31, 2012
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent purchase price consideration	$—	$—	$49,183	$49,183
Derivative	$—	$2,639	$—	$2,639

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
Contingent purchase price consideration
The contingent purchase price consideration liability reflects the fair values of potential future payments related to certain legacy acquisitions. The potential future payments are contingent upon the acquired entities meeting certain revenue, gross margin and client retention milestones through March 31, 2014. As of June 30, 2013, the fair value of the contingent purchase price consideration was $19.7 million and was recorded as accrued expenses and other current liabilities in the consolidated balance sheet. The contingent purchase price consideration decreased for the three and six months ended June 30, 2013 as compared to the fair value reported for the year ended December 31, 2012 due to payments of $25.5 million and an adjustment of $4.5 million which was recognized in SG&A in the consolidated statement of operations.
The change in the present value of the amount expected to be paid in the future for the contingent purchase price consideration was $0.1 million and $0.4 million for the three and six months ended June 30, 2013, respectively and was recorded as interest expense in the consolidated income statement. The Company utilized a probability weighted discounted cash flow method to arrive at the fair value of the contingent consideration based on the expected results or the achievement of client retention milestones.
As the fair value measurement for the contingent consideration is based on inputs not observed in the market, these measurements are classified as Level 3 measurements as defined by fair value measurements guidance.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives
Derivative liabilities relate to the interest rate swap agreements (refer to Note 12 — Financial Instruments for further information), which had a fair value of $0.9 million as of June 30, 2013. As the fair value measurement for the derivative instruments are based on quoted prices from a financial institution, these measurements are classified as Level 2 measurements as defined by fair value measurements guidance.

14. Earnings Per Share

The Company calculates basic EPS using the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the same method as basic EPS, but the Company adds the number of additional common shares that would have been outstanding for the period if the potential dilutive common shares had been issued. The following is the reconciliation between the number of weighted average shares used in the basic and diluted EPS calculations for the three and six month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average number of shares used in computing basic EPS	205,975,724	132,441,738	205,782,438	128,749,560
Add dilutive common stock equivalents:
Outstanding stock options and restricted stock units (a)	648,708	1,327,744	752,705	1,381,228
Weighted average number of shares used in computing diluted EPS	206,624,432	133,769,482	206,535,143	130,130,788

(a) Excludes 792,881 and 371,752 common stock equivalents for the three-month periods ended June 30, 2013 and 2012 because their effect was anti-dilutive. Excludes 443,065 and 625,910 common stock equivalents for the six-month periods ended June 30, 2013 and 2012 because their effect was anti-dilutive.

15. Concentration Risk

For the three month periods ended June 30, 2013 and 2012, one client accounted for 19% and 46% of total revenues, respectively. For the six-month period ended June 30, 2013 and 2012, one client accounted for 19% and 46% of total revenues, respectively.

At June 30, 2013, one client accounted for 12% of the outstanding accounts receivable balance and a separate client accounted for 10% of the outstanding accounting receivable balance. At December 31, 2012, one client accounted for 13% of the outstanding accounts receivable balance and a separate client accounted for 12% of the outstanding receivable balance.

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

Caution Concerning Forward-Looking Statements

Certain statements included in this MD&A, including those that express management's objectives and the strategies to achieve those objectives, as well as information with respect to the Company's beliefs, plans, expectations, anticipations, estimates and intentions, constitute “forward-looking statements” within the meaning of applicable securities laws. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management at this time, are inherently subject to significant business, economic and competitive uncertainties and contingencies. We caution that such forward-looking statements involve known and unknown risks, uncertainties and other risks that may cause our actual financial results, performance, or achievements to be materially different from our estimated future results, performance or achievements expressed or implied by those forward-looking statements. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including without limitation, the risks and challenges associated with our PBM partnering agreement with Cigna Corporation due to the size of the client and the complexity and term of the agreement; our dependence on, and ability to retain, key customers; our ability to achieve increased market acceptance for our product offerings and penetrate new markets; consolidation in the healthcare industry; the existence of undetected errors or similar problems in our software products; our ability to identify and complete acquisitions, manage our growth, integrate acquisitions and achieve expected synergies from acquisitions; our ability to compete successfully; potential liability for the use of incorrect or incomplete data; the length of the sales cycle for our solutions and services; interruption of our operations due to outside sources; maintaining our intellectual property rights and litigation involving intellectual property rights; our ability to obtain, use or successfully integrate third-party licensed technology; compliance with existing laws, regulations and industry initiatives and future change in laws or regulations in the healthcare industry; breach of our security by third parties; our dependence on the expertise of our key personnel; our access to sufficient capital to fund our future requirements; potential write-offs of goodwill or other intangible assets; and the outcome of any legal proceeding that has been or may be instituted against us. This list is not exhaustive of the factors that may affect any of our forward-looking statements and is subject to change. For additional information with respect to certain of these and other factors, refer to the Risk Factors section contained in Item 1A of the Company’s 2012 Annual Report on Form 10-K and subsequent filings on Form 10-Q.

In addition, numerous factors could cause actual results with respect to the merger with Catalyst Health Solutions, Inc. ("Catalyst" or the "Merger") or the acquisition of Restat, to differ materially from those in the forward-looking statements, including without limitation, the possibility that the expected efficiencies and cost savings from these transactions will not be realized, or will not be realized within the expected time period; the risk that the Company will not successfully integrate the businesses of Catalyst or Restat; disruption from the Merger or Restat acquisition making it more difficult to maintain business and operational relationships; the risk of customer attrition from the Catalyst or Restat businesses; the impact on the availability of funds for other business purposes due to our debt service obligations and funds required to integrate Catalyst and close and integrate the acquisition of Restat; the ability to obtain governmental approvals of the proposed Restat acquisition on the proposed terms and schedule contemplated by the parties; and the possibility that the proposed acquisition of Restat does not close, including, but not limited to, due to the failure to satisfy the closing conditions.

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

Under the Company’s customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants. As such, the Company does not include participant co-payments paid to non-Company owned pharmacies in revenue or cost of revenue. During the three months ended June 30, 2013 and 2012, pharmacies, excluding the Company's internally owned mail and specialty pharmacy locations, collected approximately $0.7 billion, $0.3 billion, respectively, in co-payments from the participants. During the six months ended June 30, 2013 and 2012, pharmacies, excluding the Company's internally owned mail and specialty pharmacy locations, collected approximately $1.3 billion and $0.5 billion, respectively, in co-payments from the participants. If we had included these co-payments collected at non-Company owned pharmacies in our reported revenue and direct expenses, our operating and net income would not have been affected.

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

Selected Trends and Highlights for the Three Months Ended June 30, 2013 and 2012

Business trends

Our results for the three and six months ended June 30, 2013 reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics and low-cost brands, as well as our mail and specialty pharmacies. The positive trends we saw in 2012, including drug purchasing improvements from increased scale due to acquisitions and growth in our customer base and increased generic usage, have continued to offset the negative impact of various marketplace forces affecting pricing and plan structure, among other items, and thus continue to generate improvements in our results of operations. Additionally, as the regulatory environment evolves, we will continue to make significant investments in our systems and product offerings in order to provide compliance solutions to our clients.

During the recent quarter, we continued to successfully integrate the Catalyst operations. The continued integration of Catalyst, as well as new client implementations during 2013, have driven overall growth in our top line revenue as well as overall operating results. We also continue to benefit from better management of drug ingredient costs through increased competition among generic manufacturers. The average generic dispensing rate (GDR) or the number of generic prescriptions as a percentage of the total number of prescriptions dispensed for our PBM clients reached 84% for the six months ended June 30, 2013, a 3% increase from the same period in 2012. This increase was achieved through a broad range of plan design solutions, helped considerably by a continuing wave of major generic releases. This trend is expected to continue throughout 2013.

Financial results

Total revenue for the three months ended June 30, 2013 increased $1.7 billion or 100.7% to $3.4 billion as compared to $1.7 billion for the same period in 2012. Total revenue for the six months ended June 30, 2013 increased $3.2 billion or 94.1% to $6.6 billion compared to $3.4 billion for the same period in 2012. The increases are largely attributable to the Merger with Catalyst, which was completed on July 2, 2012, as well as successful implementation of new customer contracts in 2013. Catalyst contributed $1.7 billion and $3.3 billion in revenue during the three and six months ended June 30, 2013, respectively. As a result of these items, the Company's adjusted prescription claim volume increased 104.8% to 68.0 million for the second quarter of 2013, as compared to 33.2 million for the second quarter of 2012. Adjusted prescription claim volume increased 99.1% to 134.4 million for the six months ended June 30, 2013 compared to 67.5 million for the same period in 2012. Adjusted prescription claim volume equals the Company's retail and specialty prescriptions, plus mail pharmacy prescriptions multiplied by three. The mail pharmacy prescriptions are multiplied by three to adjust for the fact that they typically include approximately three times the amount of product days supplied compared with retail and specialty prescriptions.

Operating income increased $60.3 million, or 130.1%, for the three months ended June 30, 2013, to $106.7 million as compared to $46.4 million for the same period in 2012. Operating income increased $110.2 million or 126.1% to $197.5 million for the six months ended June 30, 2013 compared to $87.4 million for the same period in 2012. The increases are largely attributable to an increase in gross profit due to the book of business acquired in the Merger with Catalyst, as well as the successful implementation of new customer contracts in 2013, offset by an increase in SG&A expenses due to additional costs to support the business acquired from Catalyst, an increase in depreciation as well as an increase in amortization expense primarily due to the intangible asset acquired in the Merger.

The Company reported net income attributable to the Company of $63.4 million, or $0.31 per share (fully-diluted), for the three months ended June 30, 2013, as compared to $27.3 million, or $0.20 per share (fully-diluted), for the same period in 2012. Net income attributable to the Company was $114.8 million, or $0.56 per share (fully-diluted), for the six months ended June 30, 2013, as compared to $53.7 million, or $0.41 per share (fully-diluted), for the same period in 2012. Net income attributable to the Company increased during both periods due to increased revenues and operating income as a result of the addition of the Catalyst business and other new customer implementations during these periods. The increases were partially offset by an increase in interest expense as a result of the Company's borrowings utilized to partially finance the Merger with Catalyst and an increase in amortization expense as a result of intangible assets acquired in the Merger.

Earnings per share (fully-diluted) attributable to the Company increased 0.11 or 55.0% to $0.31 in the three-month period ended June 30, 2013 as compared to the same period in 2012. Earnings per share attributable (fully-diluted) to the Company increased $0.15 or 36.6% to $0.56 in the six month period ended June 30, 2013 as compared to the same period in 2012. The increases are due primarily to the increase in net income attributable to the Company as previously noted offset by an increase in the common shares of the Company outstanding.The common shares outstanding increased primarily due to the Company's issuance of approximately 12.0 million common shares in May 2012 in a public offering and the issuance of 66.8 million shares to complete the Merger with Catalyst.

Amortization expense included in net income increased by $41.1 million to $50.1 million during the three months ended June 30, 2013 as compared to $9.0 million for the same period in 2012. Amortization expense included in net income increased by $80.8 million to $100.1 million during the six months ended June 30, 2013 as compared to $19.3 million for the same period in 2012. The increases are due primarily to the intangible asset acquired in the Merger with Catalyst.

Business combinations

Subsequent to the end of the Company's current reporting period, on August 1, 2013, the Company announced the entry into a definitive purchase agreement to acquire all of the outstanding equity interests of Restat, LLC, one of the largest privately held pharmacy benefit managers, for a purchase price of $409.5 million in cash subject to certain customary post-closing adjustments. The acquisition provides the Company the opportunity to bring Catamaran's full suite of technology and clinical services to Restat's clients, including mail order and specialty pharmacy services. The acquisition is expected to be completed in the fourth quarter of 2013, subject to certain customary closing conditions.

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

Recent developments

On June 10, 2013, Cigna Corporation ("Cigna") announced that it had selected Catamaran to be its exclusive pharmacy benefit partner in a strategic 10-year agreement to service the more than 8 million Cigna members. The two organizations will partner on sourcing, fulfillment and clinical services. The partnership combines Cigna's significant clinical management and customer engagement capabilities with Catamaran's innovative technology solutions, while seeking to leverage the two companies' scale for network choice and efficient procurement to deliver value to Cigna's clients and members. The Company anticipates that gross profit percentage related to the Cigna contract will be significantly lower than historical gross profit percentages due to the related transaction volume.

Results of Operations

Three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2013	2012	2013	2012
Revenue	$3,417,430	$1,702,703	$6,637,147	$3,419,800
Cost of revenue	3,152,841	1,580,199	6,124,185	3,186,907
Gross profit	264,589	122,504	512,962	232,893
SG&A	99,888	64,659	200,386	121,374
Depreciation of property and equipment	7,938	2,479	14,908	4,835
Amortization of intangible assets	50,092	9,011	100,148	19,330
Operating income	106,671	46,355	197,520	87,354
Interest and other expense, net	10,907	1,980	21,946	3,219
Income before income taxes	95,764	44,375	175,574	84,135
Income tax expense	24,607	17,065	47,635	30,483
Net income	71,157	27,310	127,939	53,652
Less: Net loss attributable to non-controlling interest	7,736	—	13,113	—
Net income attributable to the Company	$63,421	$27,310	$114,826	$53,652
Diluted earnings per share	$0.31	$0.20	$0.56	$0.41

Revenue

Revenue increased $1.7 billion, or 100.7%, to $3.4 billion for the three months ended June 30, 2013 as compared to $1.7 billion for the three months ended June 30, 2012. Revenue increased $3.2 billion, or 94.1%, to $6.6 billion for the six months ended June 30, 2013 as compared to $3.4 billion for the six months ended June 30, 2012. The increases in revenue are primarily due to the Merger with Catalyst, which was completed on July 2, 2012. Catalyst contributed $1.7 billion and $3.3 billion in revenue during the three and six months ended June 30, 2013, respectively, which included the base book of business acquired as well as new customer contracts implemented subsequent to the acquisition close. As a result of these items, the Company's adjusted prescription claim volume increased 104.8% to 68.0 million for the second quarter of 2013, as compared to 33.2 million for the second quarter of 2012. Adjusted prescription claim volume increased 99.1% to 134.4 million for the six months ended June 30, 2013 compared to 67.5 million for the same period in 2012.

Cost of Revenue

Cost of revenue increased $1.6 billion, or 99.5%, to $3.2 billion for the three months ended June 30, 2013 compared to $1.6 billion for the three months ended June 30, 2012. Cost of revenue increased $2.9 billion, or 92.2%, to $6.1 billion for the six months ended June 30, 2013 compared to $3.2 billion for the six months ended June 30, 2012.The increases are in line with the increase in revenues and is primarily due to the Merger with Catalyst along with increased PBM transaction volumes in 2013 as noted above in the revenue discussion. During the three and six months ended June 30, 2013, the cost of prescriptions dispensed from the Company's PBM segment accounted for 97.4% of the cost of revenue, respectively. The cost of prescriptions dispensed is substantially comprised of the actual cost of the prescription drugs sold, plus any applicable shipping or dispensing costs.

Gross Profit

Gross profit increased $142.1 million, or 116.0%, to $264.6 million for the three months ended June 30, 2013 as compared to $122.5 million for the same period in 2012. Gross profit increased $280.1 million, or 120.3%, to $513.0 million for the six months ended June 30, 2013 as compared to $232.9 million for the same period in 2012. The increases are mostly due to incremental PBM revenues generated from the Merger with Catalyst and new customer implementations in 2013. Gross profit has increased from 7.2% of revenue to 7.7% of revenue during the three months ended June 30, 2013 as compared to the same period in 2012. Gross profit has increased from 6.8% of revenue to 7.7% of revenue during the six months ended June 30, 2013 as compared to the same period in 2012. The gross profit percentage increased primarily as a result of synergies realized from the integrations of Catalyst and HealthTran customers.

SG&A Costs

SG&A costs for the three months ended June 30, 2013 were $99.9 million as compared to $64.7 million for the three months ended June 30, 2012, an increase of $35.2 million, or 54.5%. SG&A costs increased $79.0 million, or 65.1% to $200.4 million for the six months ended June 30, 2013 as compared to $121.4 million for the six months ended June 30, 2012. SG&A costs consist primarily of employee costs in addition to professional services costs, facilities and costs not related to revenue. SG&A costs have increased due to the addition of operating costs related to the Company's Merger with Catalyst that were not present during the three and six months ended June 30, 2012, as well as additional resources added to support the growth of the PBM segment. In addition, SG&A costs include stock-based compensation cost of $6.1 million and $12.4 million for the three and six months ended June 30, 2013. SG&A costs include stock-based compensation cost of $3.9 million and $6.5 million for the three and six months ended June 30, 2012. The increase in the stock-based compensation between the two periods is primarily due to increased grant date fair value per share as well as increased headcount as a result of the Merger with Catalyst.

Depreciation

Depreciation expense relates to property and equipment used in all areas of the Company, except for those depreciable assets directly related to the generation of revenue, which is included in cost of revenue in the consolidated statements of operations. Depreciation expense was $7.9 million and $2.5 million for the three months ended June 30, 2013 and 2012, respectively. Depreciation expense was $14.9 million and $4.8 million for the six months ended June 30, 2013 and 2012, respectively. Depreciation expense will fluctuate based on the level of new asset purchases, as well as the timing of assets becoming fully depreciated. Depreciation expense increased mainly as a result of fixed assets acquired from the Catalyst Merger, as well as new asset purchases made by the Company in 2013 and 2012.

Amortization

Total amortization expense for the three months ended June 30, 2013 and 2012 was $50.1 million and $9.0 million, respectively, an increase of $41.1 million. Amortization expense increased $80.8 million to $100.1 million for the six months ended June 30, 2013 compared to $19.3 million for the same period in 2012. The increases in amortization expense were driven mainly by the amortization of intangible assets acquired in the Merger with Catalyst. Amortization expense on all the Company’s intangible assets held as of June 30, 2013 is expected to be approximately $94.4 million for the remainder of 2013. Refer to Note 6 — Goodwill and Other Intangible Assets in the notes to the unaudited consolidated financial statements for more information on amortization expected in future years.

Interest and other expense, net

Interest and other expense, net increased $8.9 million to $10.9 million for the three months ended June 30, 2013 from $2.0 million for the same period in 2012. Interest and other expense, net increased $18.7 million to $21.9 million for the six months ended June 30, 2013 from $3.2 million for the same period in 2012. The increases are primarily due to additional interest expense related to the $1.8 billion credit facility entered into in connection to the Merger with Catalyst. The Company initially utilized $1.4 billion of its credit facility to partially finance the Merger with Catalyst and had $1.1 billion outstanding as of June 30, 2013. Refer to Note 7 — Debt in the notes to the unaudited consolidated financial statements for more information related to the Company's credit facility.

Income Taxes

The Company recognized income tax expense of $24.6 million for the three months ended June 30, 2013, representing an effective tax rate of 25.7%, as compared to $17.1 million, representing an effective tax rate of 38.5%, for the same period in 2012. The Company recognized income tax expense of $47.6 million for the six months ended June 30, 2013, representing an effective tax rate of 27.1%, as compared to $30.5 million, representing an effective tax rate of 36.2%, for the same period in 2012. The increase in tax expense during both periods was mainly due to higher taxable income as a result of the Merger with Catalyst as well as new customer implementations during the periods. The Company's effective tax rate decreased during the three and six months ended June 30, 2013 primarily due to tax benefits related to cross jurisdictional financing.

Segment Analysis

The Company reports in two operating segments: PBM and HCIT. The Company evaluates segment performance based on revenue and gross profit. Below is a reconciliation of the Company’s business segments to the unaudited consolidated financial statements.

Three months ended June 30, 2013 as compared to the three months ended June 30, 2012 (in thousands)

	PBM		HCIT		Consolidated
	2013	2012	2013	2012	2013	2012
Revenue	$3,382,195	$1,661,129	$35,235	$41,574	$3,417,430	$1,702,703
Cost of revenue	3,135,211	1,564,414	17,630	15,785	3,152,841	1,580,199
Gross profit	$246,984	$96,715	$17,605	$25,789	$264,589	$122,504
Gross profit %	7.3%	5.8%	50.0%	62.0%	7.7%	7.2%

Six months ended June 30, 2013 as compared to the six months ended June 30, 2012 (in thousands)

	PBM		HCIT		Consolidated
	2013	2012	2013	2012	2013	2012
Revenue	$6,563,748	$3,342,274	$73,399	$77,526	$6,637,147	$3,419,800
Cost of revenue	6,089,312	3,154,603	34,873	32,304	6,124,185	3,186,907
Gross profit	$474,436	$187,671	$38,526	$45,222	$512,962	$232,893
Gross profit %	7.2%	5.6%	52.5%	58.3%	7.7%	6.8%

PBM

Revenue was $3.4 billion for the three months ended June 30, 2013, an increase of $1.7 billion, or 103.6%, as compared to the same period in 2012. Revenue was $6.6 billion for the six months ended June 30, 2013, an increase of $3.2 billion, or 96.4%, as compared to the same period in 2012.The increase in revenue in both periods is primarily due to the Merger with Catalyst, which was completed on July 2, 2012 as well as the implementation of new customer contracts in 2013. As a result of these customer additions, adjusted prescription claim volume for the PBM segment was 68.0 million for the second quarter of 2013 as compared to 33.2 million for the second quarter of 2012. Adjusted prescription claim volume increased 99.1% to 134.4 million for the six months ended June 30, 2013 compared to 67.5 million for the same period in 2012.

Cost of revenue was $3.1 billion for the three months ended June 30, 2013 as compared to $1.6 billion for the same period in 2012. Cost of revenue was $6.1 billion for the six months ended June 30, 2013 as compared to $3.2 billion for the same period in 2012. Cost of revenue has increased in line with the increase in PBM revenue and is driven by the increase in prescriptions processed. Cost of revenue in the PBM segment is predominantly comprised of the cost of prescription drugs from retail network transactions, and the cost of prescriptions dispensed at the Company's mail and specialty pharmacies.

Gross profit increased $150.3 million or 155.4% to $247.0 million for the three months ended June 30, 2013 as compared to $96.7 million for the same period in 2012. Gross profit increased $286.8 million or 152.8% to $474.4 million for the six months ended June 30, 2013 as compared to $187.7 million for the same period in 2012. Gross profit increased during the three and six months ended June 30, 2013 as compared to the same period in 2012 due to the the integration of Catalyst customers acquired as of July 2, 2012 as well as incremental revenue as a result of new customer contract implementations. Gross profit percentage was 7.3% and 5.8% for the three months ended June 30, 2013 and 2012, respectively. Gross profit percentage was 7.2% and 5.6% for the six months ended June 30, 2013 and 2012, respectively. As noted previously, the gross profit percentage has increased for the three and six months ended June 30, 2013 as compared to the same period in 2012 primarily as a result of synergies realized from the integration of Catalyst and HealthTran customers during 2012.

HCIT

HCIT revenue consists of transaction processing, professional services, system sales and maintenance contracts on system sales. Total HCIT revenue decreased $6.3 million, or 15.2%, to $35.2 million for the three months ended June 30, 2013, as compared to $41.6 million for the same period in 2012. Total HCIT revenue decreased $4.1 million, or 5.3%, to $73.4 million for the six months ended June 30, 2013, as compared to $77.5 million for the same period in 2012.The decrease during the three and six months ended June 30, 2013 as compared to the same periods in 2012 was primarily due to a decrease in revenues earned from system sales as well as transaction processing due to decreased volume as a result of the Merger with Catalyst, as Catalyst was a former HCIT customer. There is not a net profit impact of this lost revenue stream on the Company's consolidated results since Catalyst no longer has an associated cost from the HCIT services provided.
Cost of revenue was $17.6 million and $15.8 million for the three months ended June 30, 2013 and 2012, respectively. Cost of revenue was $34.9 million and $32.3 million for the six months ended June 30, 2013 and 2012, respectively. Cost of revenue includes the direct support costs for the HCIT business, as well as depreciation expense of $1.1 million and $0.8 million for the three-month periods ended June 30, 2013 and 2012, respectively. Depreciation expense was $2.2 million and $1.5 million for the six months ended June 30, 2013 and 2012, respectively. Cost of revenue increased for the three and six month periods ended June 30, 2013 as compared to the same periods in 2012, primarily due to costs associated with Catalyst customers as a result of the Company's Merger with Catalyst.

Gross profit decreased by $8.2 million, or 31.7%, to $17.6 million for the three months ended June 30, 2013 as compared to $25.8 million for the same period in 2012. Gross profit decreased by $6.7 million, or 14.8%, to $38.5 million for the six months ended June 30, 2013 as compared to $45.2 million for the same period in 2012. The gross profit percentage was 50.0% for the three months ended June 30, 2013 as compared to 62.0% for the three months ended June 30, 2012. The gross profit percentage was 52.5% for the six months ended June 30, 2013 as compared to 58.3% for the six months ended June 30, 2012. The decreases in gross profit and gross profit percentage are attributable to revenue decreases in transaction processing volumes as discussed above as well as a decrease in system sales.

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

Below is a reconciliation of the Company's reported net income to EBITDA for the three and six month periods ended June 30, 2013 and 2012.

EBITDA Reconciliation	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net income attributable to the Company (GAAP)	$63,421	$27,310	$114,826	$53,652
Add:
Depreciation of property and equipment	9,042	3,241	17,145	6,297
Amortization of intangible assets	50,092	9,011	100,148	19,330
Interest and other expense, net	10,907	1,980	21,946	3,219
Income tax expense	24,607	17,065	47,635	30,483
Adjustments related to non-controlling interest	(6)	—	(98)	—
EBITDA	$158,063	$58,607	$301,602	$112,981

EBITDA for the three months ended June 30, 2013 was $158.1 million, compared to $58.6 million for the same period of 2012. EBITDA for the six months ended June 30, 2013 was $301.6 million, compared to $113.0 million for the same period of 2012. The EBITDA growth during both periods was primarily due to additional business generated from the Merger with Catalyst as well as new customer contract implementations during 2013. This was partially offset by increased costs incurred to support the Company's business growth and Merger with Catalyst as well as prior acquisitions.

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

Below is a reconciliation of the Company's reported net income to Adjusted EPS for the three and six month periods ended June 30, 2013 and 2012.

Adjusted EPS Reconciliation
(in thousands, except per share data)
	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Operational Results	Per Diluted Share	Operational Results	Per Diluted Share	Operational Results	Per Diluted Share	Operational Results	Per Diluted Share
	(unaudited)				(unaudited)
Net income attributable to the Company (GAAP)	$63,421	$0.31	$27,310	$0.20	$114,826	$0.56	$53,652	$0.41
Amortization of intangible assets	50,092	0.24	9,011	0.07	100,148	0.48	19,330	0.15
Tax effect of reconciling item	(12,874)	(0.06)	(3,469)	(0.03)	(27,140)	(0.13)	(6,997)	(0.05)
Non-GAAP net income attributable to the Company	$100,639	$0.49	$32,852	$0.25	$187,834	$0.91	$65,985	$0.51

Adjusted EPS for the three months ended June 30, 2013 was $0.49 as compared to $0.25 in the corresponding period of 2012. Adjusted EPS for the six months ended June 30, 2013 was $0.91 as compared to $0.51 in the corresponding period of 2012. Increased gross profit as a result of new customer contract implementations, as well as increased business due to the recent acquisitions, helped improve the Company's Adjusted EPS during 2013. This was partially offset by increased costs incurred to support the Company's business growth and recent acquisitions along with an increase in the number of diluted shares during 2013 as compared to 2012, primarily due to the Company's issuance of 12.0 million common shares in May 2012 and the issuance of 66.8 million shares in July 2012 to complete the Merger with Catalyst.

Liquidity and Capital Resources
The Company’s sources of liquidity have primarily been cash provided by operating activities, proceeds from its public offerings, proceeds from credit facilities and stock option exercises. As of June 30, 2013, the Company had approximately $1.0 billion of outstanding debt under the Term Loan and $50 million borrowed under the Revolving Facility. As of June 30, 2013, the Company had $750.0 million of available borrowing capacity under the Revolving Facility. Due to the borrowings from the 2012 Credit Agreement utilized to complete the Merger with Catalyst, the Company incurred a significant increase in its interest expense and expects this expense and the related principal payments to continue for the remainder of 2013 and throughout the new term of the 2012 Credit Agreement, as amended in June 2013. Refer to Note 7 — Debt in the notes to the unaudited consolidated financial statements for more information regarding the 2012 Credit Agreement and the recent amendment.

At June 30, 2013 and December 31, 2012, the Company had cash and cash equivalents totalling $373.6 million and $370.8 million, respectively. The Company believes that its cash on hand, together with cash generated from operating activities and cash available through the 2012 Credit Agreement, as amended, will be sufficient to support planned operations for the foreseeable future, service our outstanding debt obligations, and support the completion of the integration of Catalyst. At June 30, 2013, cash and cash equivalents consist of cash on hand, deposits in banks, and bank term deposits with original maturities of 90 days or less.

As of June 30, 2013, all of the Company’s cash and cash equivalents were exposed to market risks, primarily changes in U.S. interest rates. Declines in interest rates over time would reduce interest income related to these balances.

Consolidated Balance Sheets

Selected balance sheet highlights at June 30, 2013 are as follows:

•
Accounts receivable are comprised of trade accounts receivable from both the PBM and HCIT segments' customers. Accounts receivable increased by $23.5 million to $749.3 million at June 30, 2013, from $725.8 million at December 31, 2012. The account receivables balance was relatively unchanged between the two periods since billings and collections were consistent in Q4 2012 and Q2 2013.The accounts receivable balance is impacted by changes in revenues, as well as the timing of collections, and is continually monitored by the Company to ensure timely collections and to assess the need for any changes to the allowance for doubtful accounts. The increase in accounts receivable is in line with the increase in pharmacy benefit claims payable.

•
Rebates receivable of $283.9 million at June 30, 2013 relate to billed and unbilled PBM receivables from pharmaceutical manufacturers and third party administrators in connection with the administration of the rebate program where the Company is the principal contracting party. The receivable and related payable are based on estimates, which are subject to final settlement. Rebates receivable decreased $18.6 million from $302.5 million at December 31, 2012. The decrease in the rebate receivable balance was mostly attributable to the timing of receipts from pharmaceutical manufacturers and third party administrators.

•
As of June 30, 2013, goodwill and other intangible assets were $4.5 billion and $1.1 billion, respectively, which were comprised mainly of assets recorded as a result of the merger with Catalyst. Amortization expense related to the other intangible assets recorded on the Company's balance sheet as of June 30, 2013 is expected to be approximately $94 million for the remainder of 2013.

•
Accounts payable predominantly relates to amounts owed to retail pharmacies for prescription drug costs and dispensing fees in connection with prescriptions dispensed by the retail pharmacies to the members of the Company’s customers when the Company is the principal contracting party with the pharmacy. Accounts payable decreased $21.4 million to $623.4 million, from $644.8 million at December 31, 2012, due to the timing of payments made for purchases from the Company's suppliers as well as payments made to participating pharmacies in the Company's retail pharmacy network.

•
Pharmacy benefit management rebates payable represents amounts owed to customers for rebates from pharmaceutical manufacturers and third party administrators where the Company administers the rebate program on the customer’s behalf, and the Company is the principal contracting party. The payable is based on estimates, which are subject to final settlement. Pharmacy benefit management rebates payable increased $12.4 million to $314.5 million from $302.1 million at December 31, 2012, due to higher rebate volume.

•
Accrued liabilities are mainly comprised of customer deposits, salaries and wages payables, contingent consideration and other accrued liabilities related to operating expenses of the Company. Accrued liabilities decreased by $12.2 million to $242.7 million at June 30, 2013 from $254.8 million at December 31, 2012. The decrease was driven primarily by the payments of certain contingent purchase price consideration offset by increased operating expenses of the Company.

Cash flows from operating activities
For the six months ended June 30, 2013, the Company generated $236.3 million of cash from operating activities, an increase of $150.3 million as compared to the amount of cash provided from operations for the same period in 2012. Cash from operating activities increased during the six months ended June 30, 2013 as compared to the same period in 2012 mainly due to an increase in net income of $74.3 million, an increase in non-cash amortization expense of $80.8 million as a result of the customer list intangible asset recorded in the merger with Catalyst, and a net cash inflow of $70.5 million due to the increased volume and timing of receipts and payments associated with the Company's rebate program.

These increases in cash flows were partially offset by a decrease in accounts payable and accrued expenses of $107.9 million due to the timing when payments are made related to these accounts.
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
Cash flows from investing activities

For the six months ended June 30, 2013, the Company used $59.2 million of cash from investing activities. The Company utilized $72.1 million for purchases of property and equipment to support growth in the business and the integration of the Company's acquisitions. The cash used was partially offset by proceeds from restricted cash of $20.0 million. As the Company grows, it continues to purchase capital assets to support increases in network capacity and personnel. The Company monitors and budgets these costs to ensure that the expenditures aid in its strategic growth plan.
Cash flows from financing activities

For the six months ended June 30, 2013, the Company used $174.3 million of cash for financing activities, which consisted primarily of the $250 million repayment on the Company's 2012 Credit Facility, payments of contingent purchase price consideration related to certain legacy acquisitions and distributions to a non-controlling interest for its share of earnings, offset by $100 million borrowings under the Revolving Facility.

Cash flows from financing activities generally fluctuate based on payments for acquisitions, proceeds from or payments on debt borrowings and the timing of option exercises by the Company’s employees.

Future Capital Requirements

The Company’s future capital requirements depend on many factors, including servicing its outstanding debt and the integration of its acquisitions. The Company expects to fund its operating and working capital needs and business growth requirements through cash flow from operations, its cash and cash equivalents on hand and available borrowings under its 2012 Credit Agreement, as amended. Refer to Note 7 — Debt in the notes to the unaudited consolidated financial statements for more information on the 2012 Credit Agreement and related amendments.

Subsequent to the end of the Company's current reporting period, on August 1, 2013, the Company announced the entry into a definitive purchase agreement to acquire all of the outstanding equity interests of Restat, LLC for a purchase price of $409.5 million in cash, subject to certain customary post-closing adjustments. The acquisition is expected to close in the fourth quarter of 2013, subject to certain customary closing conditions.  The Company intends to finance the purchase price for the Restat, LLC acquisition with available borrowings under the Revolving Facility and cash on hand.

The Company expects that purchases of property and equipment will increase in comparison with prior years due to the completion of the Merger with Catalyst and growth of the business. The Company cannot provide assurance that its actual cash requirements will not be greater than expected as of the date of this quarterly report. In order to meet business growth goals, the Company will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact liquidity requirements or cause the issuance of additional equity or debt securities. Any issuance of additional equity or debt securities may result in dilution to shareholders, and the Company cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to the Company, or at all.
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

Contractual Obligations

For the six months ended June 30, 2013, there have been no significant changes to the Company’s contractual obligations as disclosed in its 2012 Annual Report on Form 10-K other than as disclosed below with respect to the required principal payments under the 2012 Credit Agreement as amended in June 2013.

	Payments due by period (in millions)
	Total	Less than one year	1-3 years	4-5 years*	More than 5 years
Long-Term Debt Obligations**	$1,050.0	$37.5	$137.5	$875.0	$—
* The Revolving Credit Facility is due on its maturity date, June 1, 2018. The amount noted consists of the amounts borrowed under the Term Loan and Revolving Credit Facility as of June 30, 2013 by the Company. This amount will fluctuate based on the principal amounts outstanding under the Term Loan and Revolving Credit Facility.

**The commitment amounts are exclusive of interest payments. Currently, the Company's long-term debt obligations carry an annual interest rate of 2.52% on $500 million which has been fixed through the Company's interest rate swap agreements and 1.88% on the remaining $550 million of its long-term debt obligations. The interest rate applicable to the Company's long-term debt may fluctuate in the future based on changes in the LIBOR rate. See Note 7 — Debt for further information on the terms of the Company's long-term debt obligations.

Outstanding Securities

As of July 31, 2013, the Company had 206,138,972 common shares outstanding, 1,480,114 stock options outstanding, 1,621,664 RSUs outstanding and 485,160 warrants outstanding. The options and warrants are exercisable on a one-for-one basis into common shares. The outstanding RSUs are subject to time-based and performance-based vesting restrictions. The number of outstanding RSUs as of July 31, 2013 assumes the associated performance targets will be met at the maximum level for the performance-based RSUs. Upon vesting, the RSUs convert into common shares on a one-for-one basis.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk in the normal course of its business operations, primarily the risk of loss arising from adverse changes in interest rates. In addition, the Company is subject to interest rate risk related to $550 million of the $1.1 billion drawn under the 2012 Credit Agreement, as amended, as of June 30, 2013, as $500 million is not impacted due to the interest rate swap agreements the Company maintains which fixed the interest rate on that portion of the Term Loan. See Note 12 — Financial Instruments to the Company's unaudited consolidated financial statements included herein for additional information regarding the Company's interest rate swap agreements. As of June 30, 2013, assuming a hypothetical 1% fluctuation in the interest rate of the loan, the Company's pre-tax income would vary by approximately $5.5 million on an annual basis. Actual increases or decreases in earnings in the future could differ materially from this assumption based on the timing and amount of both interest rate changes and the levels of cash held by the Company. The interest rates applicable to borrowings under the 2012 Credit Agreement are based on a fluctuating rate and are described in more detail in Note 7 — Debt to the Company's unaudited consolidated financial statements included herein.

The Company is also subject to foreign exchange rate risk related to its operations in Canada, as disclosed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk - Foreign Exchange Rate Risk in the 2012 Annual Report on Form 10-K. In the three months ended June 30, 2013, there have been no material changes in the Company's foreign exchange rate risk as disclosed in its 2012 Annual Report on Form 10-K.

ITEM 4.	Controls and Procedures

We conducted an evaluation (under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer), pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013 (the “Evaluation Date”), which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and were effective to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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

ITEM 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2012 includes a detailed discussion of certain material risk factors facing us. The information presented below describes updates and additions to such risk factors in the three and six months ended June 30, 2013 and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K.

Our contract with Cigna exposes us to several risks and challenges due to the size of the client and the complexity and long-term nature of the agreement.

In June 2013, we entered into a ten-year strategic PBM partnering agreement with Cigna Corporation (“Cigna”) to provide PBM services to Cigna's clients and members. Following the implementation of this contract, Cigna will become our largest customer and will account for a significant portion of our total revenue. As a result, our recurring revenue base could be significantly impacted by any adverse trends in Cigna's business.  For example, if Cigna were to exit portions of its business or lose major clients, our results of operations would be adversely affected.

The implementation of the Cigna contract is the largest and most complex implementation we have ever undertaken. We are required under the Cigna contract to devote a sufficient amount of personnel, systems, equipment, technology and other resources as are necessary to ensure a timely and successful implementation, which will require us to incur significant up-front costs. In addition, due to the amount of resources dedicated to the Cigna implementation, our ability to successfully bid for and implement other new customer contracts and integrate acquisitions of other businesses may be adversely affected. If we fail to implement the Cigna contract successfully and in a timely manner, or if as a result of resource constraints, we fail to properly implement other new customer contracts, we may face significant penalties that will adversely affect our financial results. Further, even if we successfully migrate the Cigna business to Catamaran, there can be no assurance that the Cigna contract will result in the realization of the expected revenue contribution or cost synergies, or that any realized benefits will be achieved within the anticipated timeframe or an otherwise reasonable period of time.

Additionally, if we fail to meet the service levels in the contract we may face penalties that will adversely affect our results of operations. Due to the duration of the Cigna contract if we are unable to meet the pricing guarantees in the future it will impact our profitability. With the increased competition and consolidation within our industry, we may be subject to reduced discounts on the cost of pharmaceuticals which could adversely impact our margins we earn from the Cigna contract.

Under certain circumstances, Cigna may terminate the agreement, in whole or in part, prior to the end of the ten-year term and/or terminate the performance of PBM services with respect to certain Cigna health plans, affiliates and/or clients. The termination, in whole or in part, or adverse modification of the Cigna agreement without replacing it on comparable terms with a different counterparty, which may not be available, could have a material adverse effect on our business and financial condition. Further, a reduction in the scope of PBM services provided under the Cigna contract or the exclusion of one or more large Cigna health plans, affiliates and/or clients could result in declines in revenues unless replaced with new business or otherwise cause harm to our reputation, resulting in stock price declines and other adverse effects.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None

ITEM 6.    Exhibits

Exhibit Number	Description of Document	Reference

10.1
Amendment No. 2 to Credit Agreement, dated as of June 3, 2013, among Catamaran Corporation (f/k/a SXC Health Solutions Corp.), JPMorgan Chase Bank, N.A., individually and as administrative agent, and the other financial institutions signatory thereto
Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 7, 2013.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, (v) the Consolidated Statements of Shareholders' Equity for the six months ended June 30, 2013 and 2012, and (vi) the notes to the Unaudited Consolidated Financial Statements.
Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Catamaran Corporation
August 2, 2013	By:	/s/ Jeffrey Park
Jeffrey Park
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document	Reference

10.1
Amendment No. 2 to Credit Agreement, dated as of June 3, 2013, among Catamaran Corporation (f/k/a SXC Health Solutions Corp.), JPMorgan Chase Bank, N.A., individually and as administrative agent, and the other financial institutions signatory thereto
Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 7, 2013.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, (v) the Consolidated Statements of Shareholders' Equity for the six months ended June 30, 2013 and 2012, and (vi) the notes to the Unaudited Consolidated Financial Statements.
Filed herewith.