Form 10-Q
period 2013-09-30
Catamaran Corp
filed 2013-11-01
CIK 1363851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

1600 McConnor Parkway
Schaumburg, Illinois 60173-6801
(Address of principal executive offices, zip code)
(800) 282-3232
(Registrant’s phone number, including area code)

2441 Warrenville Road, Suite 610,
Lisle, IL 60532-3642
(Former address if changed since last report)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2013, there were 206,298,320 of the Registrant’s common shares, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CATAMARAN CORPORATION
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$436,227	$370,776
Restricted cash	32,219	52,422
Accounts receivable, net of allowance for doubtful accounts of $6,532 (2012 — $7,899)	847,924	725,809
Rebates receivable	291,182	302,461
Other current assets	113,784	101,311
Total current assets	1,721,336	1,552,779
Property and equipment, net of accumulated depreciation of $91,915 (2012 — $64,048)	172,868	105,201
Goodwill	4,497,621	4,478,038
Other intangible assets, net of accumulated amortization of $307,721 (2012 — $178,188)	1,054,523	1,198,991
Other long-term assets	46,538	50,118
Total assets	$7,492,886	$7,385,127

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$693,625	$644,818
Accrued expenses and other current liabilities	241,452	254,811
Pharmacy benefit management rebates payable	314,565	302,065
Current portion - long-term debt	43,750	41,250
Total current liabilities	1,293,392	1,242,944
Deferred income taxes	302,527	344,232
Long-term debt	976,610	1,132,153
Other long-term liabilities	87,694	55,937
Total liabilities	2,660,223	2,775,266
Commitments and contingencies (Note 11)
Shareholders’ equity
Common shares: no par value, unlimited shares authorized; 206,298,320 shares issued and outstanding, September 30, 2013 (December 31, 2012 — 205,399,102 shares)	4,215,139	4,180,778
Additional paid-in capital	72,825	73,530
Retained earnings	542,755	354,991
Accumulated other comprehensive loss	(1,997)	(2,191)
Total shareholders' equity	4,828,722	4,607,108
Non-controlling interest	3,941	2,753
Total equity	4,832,663	4,609,861
Total liabilities and equity	$7,492,886	$7,385,127

See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Revenue	$3,614,148	$3,190,780	$10,251,295	$6,610,580
Cost of revenue	3,326,360	2,955,889	9,450,546	6,142,796
Gross profit	287,788	234,891	800,749	467,784
Expenses:
Selling, general and administrative	110,454	133,716	310,839	255,088
Depreciation of property and equipment	9,979	5,717	24,887	10,552
Amortization of intangible assets	47,220	51,380	147,368	70,710
	167,653	190,813	483,094	336,350
Operating income	120,135	44,078	317,655	131,434
Interest and other expense, net	9,026	11,843	30,972	15,064
Income before income taxes	111,109	32,235	286,683	116,370
Income tax expense (benefit):
Current	38,419	30,816	111,841	62,004
Deferred	(10,438)	(17,988)	(36,225)	(18,693)
	27,981	12,828	75,616	43,311
Net income	$83,128	$19,407	$211,067	$73,059
Less: Net income (loss) attributable to non-controlling interest	10,190	(1,070)	23,303	(1,070)
Net income attributable to the Company	$72,938	$20,477	$187,764	$74,129
Earnings per share attributable to the Company:
Basic	$0.35	$0.10	$0.91	$0.48
Diluted	$0.35	$0.10	$0.91	$0.48
Weighted average number of shares used in computing earnings per share:
Basic	206,203,263	203,505,355	205,920,803	153,850,043
Diluted	206,824,618	204,439,048	206,636,923	154,977,182
See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net income	$83,128	$19,407	$211,067	$73,059
Other comprehensive income, net of tax
Unrealized income (loss) on cash flow hedge, net of income tax expense of $368 for the nine month period ended September 30, 2013	(853)	(2,504)	194	(2,504)
Comprehensive income	$82,275	$16,903	211,261	$70,555
Less: Comprehensive income (loss) attributable to non-controlling interest	$10,190	$(1,070)	23,303	$(1,070)
Comprehensive income attributable to the Company	$72,085	$17,973	$187,958	$71,625
See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2013	2012
	(unaudited)
Cash flows from operating activities:
Net income	$211,067	$73,059
Items not involving cash:
Stock-based compensation	19,724	13,161
Depreciation of property and equipment	28,204	12,945
Amortization of intangible assets	147,368	70,710
Deferred lease inducements and rent	24,042	1,409
Deferred income taxes	(36,225)	(18,693)
Tax benefit on stock-based compensation plans	(10,469)	(17,214)
Amortization of deferred financing fees	6,999	2,689
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(119,630)	(86,160)
Rebates receivable	11,131	6,681
Restricted cash	199	9,338
Other current assets	8,036	29,494
Accounts payable	47,608	59,477
Accrued expenses and other current liabilities	(17,983)	(24,459)
Pharmacy benefit management rebates payable	14,022	10,336
Other	1,760	4,741
Net cash provided by operating activities	335,853	147,514
Cash flows from investing activities:
Proceeds from restricted cash	20,004	—
Acquisition, net of cash acquired	(7,076)	(1,564,385)
Purchases of property and equipment	(93,272)	(12,901)
Net cash used by investing activities	(80,344)	(1,577,286)
Cash flows from financing activities:
Proceeds from public offering, net of issuance costs	—	518,813
Proceeds from issuance of debt	100,000	1,470,448
Repayment of debt	(256,250)	(511,993)
Tax benefit on stock-based compensation plans	10,469	17,214
Proceeds from exercise of options and warrants	3,463	5,738
Payments of contingent consideration	(23,203)	—
Debt issuance costs	(2,347)	(18,806)
Distribution to non-controlling interest	(22,115)	—
Net cash (used) provided by financing activities	(189,983)	1,481,414
Effect of foreign exchange on cash balances	(75)	8
Increase in cash and cash equivalents	65,451	51,650
Cash and cash equivalents, beginning of period	370,776	341,382
Cash and cash equivalents, end of period	$436,227	$393,032

See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Equity
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest
	Shares	Amount					Total
Balance at December 31, 2012	205,399,102	$4,180,778	$73,530	$354,991	$(2,191)	$2,753	$4,609,861
Activity during the period (unaudited):
Net income	—	—	—	187,764	—	23,303	211,067
Exercise of stock options	344,254	4,241	(1,265)	—	—	—	2,976
Exercise of warrants	60,000	2,910	(2,423)	—	—	—	487
Vesting of restricted stock units	494,964	27,210	(27,210)	—	—	—	—
Tax benefit on options exercised	—	—	10,469	—	—	—	10,469
Stock-based compensation	—	—	19,724	—	—	—	19,724
Distribution to non-controlling interest	—	—	—	—	—	(22,115)	(22,115)
Other comprehensive income, net of tax	—	—	—	—	194	—	194
Balance at September 30, 2013 (unaudited)	206,298,320	$4,215,139	$72,825	$542,755	$(1,997)	$3,941	$4,832,663

Balance at December 31, 2011	124,767,322	$394,769	$37,936	$238,333	$—	$—	$671,038
Activity during the period (unaudited):
Net income	—	—	—	74,129	—	—	74,129
Net loss attributable to non-controlling interest	—	—	—	—	—	(1,070)	(1,070)
Issuance of common shares from public offering	11,960,000	518,813	—	—	—	—	518,813
Issuance of common shares for acquisition	66,779,940	3,238,144	—	—	—	—	3,238,144
Issuance of warrants and stock options for acquisition	—	—	19,824	—	—	—	19,824
Non-controlling interest assumed from acquisition	—	—	—	—	—	(1,610)	(1,610)
Exercise of stock options	1,163,624	8,155	(2,417)	—	—	—	5,738
Vesting of restricted stock units	466,996	17,923	(17,923)	—	—	—	—
Tax benefit on options exercised	—	—	17,214	—	—	—	17,214
Stock-based compensation	—	—	13,161	—	—	—	13,161
Other comprehensive income, net of tax	—	—	—	—	(2,504)	—	(2,504)
Balance at September 30, 2012 (unaudited)	205,137,882	$4,177,804	$67,795	$312,462	$(2,504)	$(2,680)	$4,552,877
See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Catamaran Corporation (“Catamaran” or the “Company”) is a leading provider of pharmacy benefits management (“PBM”) services and healthcare information technology (“HCIT”) solutions to the healthcare benefits management industry. The Company’s product offerings and solutions combine a wide range of PBM services, software applications, application service provider (“ASP”) processing services and professional services designed for many of the largest organizations in the pharmaceutical supply chain, such as federal, provincial, state and local governments, unions, corporations, pharmacy benefit managers, managed care organizations, retail pharmacy chains and other healthcare intermediaries. The Company is headquartered in Schaumburg, Illinois with several locations in the U.S. and Canada. The Company trades on the Toronto Stock Exchange under ticker symbol “CCT” and on the Nasdaq Global Select Market under ticker symbol “CTRX.”

2.	Basis of Presentation

Basis of presentation:
The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting on Form 10-Q, and following accounting policies consistent with the Company’s audited annual consolidated financial statements for the year ended December 31, 2012. The unaudited consolidated financial statements of the Company include its wholly-owned subsidiaries and all significant intercompany transactions and balances have been eliminated in consolidation. Amounts in the unaudited consolidated financial statements and notes thereto are expressed in U.S. dollars, except where indicated. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Certain reclassifications have been made to conform the prior year's consolidated financial statements to the current year's presentation. The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013. As of the issuance date of the Company’s financial statements, the Company has assessed whether subsequent events have occurred that require adjustment to or disclosure in these unaudited consolidated financial statements in accordance with Financial Accounting Standards Board’s (“FASB”) guidance.
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

No other new accounting standards have been adopted during the three and nine month periods ended September 30, 2013.

b) Recent accounting standards issued

In July 2013, the FASB issued authoritative guidance containing changes to the presentation of an unrecognized tax benefit when a loss or credit carryforward exists. The new standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in the settlement of the uncertain tax positions. This statement is effective for financial statements issued for annual periods beginning after December 15, 2013, with early adoption permitted. Adoption of the standard is not expected to have a significant impact on the Company's financial results or in the presentation and disclosure of its financial statements.

In July 2013, the FASB issued authoritative guidance allowing the inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a benchmark interest rate for hedge accounting purposes in addition to the interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate. The update also removes the restriction on using different benchmark rates for similar hedges. The new guidance can be applied by all companies that enter into hedging arrangements and is effective immediately. Adoption of the standard is not expected to have a significant impact on the Company's financial results or in the presentation and disclosure of its financial statements.

No other new standards have been issued during the three and nine month periods ended September 30, 2013 that the Company assessed to have a significant impact on its financial results or in the presentation and disclosure of its financial statements.

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

5. Business Combinations

Catalyst Health Solutions, Inc. Merger

On July 2, 2012, the Company completed its merger (the “Merger”) with Catalyst Health Solutions, Inc. ( "Catalyst"), a full-service PBM. Each share of Catalyst common stock outstanding immediately prior to the effective time of the Merger (other than shares owned by the Company or Catalyst or any of their respective wholly-owned subsidiaries) was converted in the Merger into the right to receive 1.3212 (0.6606 prior to the October 2012 two-for-one stock split) of a Company common share and $28.00 in cash. This resulted in the Company issuing approximately 66.8 million common shares, issuing 0.5 million warrants, and paying $1.4 billion in cash to Catalyst stockholders to complete the Merger. The results of Catalyst have been included in the Company's results since July 2, 2012. The consolidated statement of operations include total revenues from the Catalyst book of business of $1.9 billion and $5.3 billion, for the three and nine month periods ended September 30, 2013, respectively, and $1.5 billion for the three and nine month periods ended September 30, 2012.

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

(b)	The Black-Scholes pricing model was used to calculate the fair value of the replacement warrants and stock options issued.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the fair values assigned to the assets acquired and liabilities assumed at the acquisition date (in thousands):

	Initial Amounts Recognized at Acquisition Date (a)	Prior Measurement Period Adjustments (b)	Current Measurement Period Adjustments (c)	Current Amounts Recognized at Acquisition Date
Cash and cash equivalents	$93,775	$(315)	$—	$93,460
Other current assets	695,888	5,202	2,411	703,501
Total current assets	789,663	4,887	2,411	796,961
Goodwill	4,010,235	8,492	16,141	4,034,868
Customer relationships intangible	1,184,800	—	—	1,184,800
Other long-term assets	87,174	1,547	8	88,729
Total assets acquired	6,071,872	14,926	18,560	6,105,358

Accounts Payable	338,819	—	5	338,824
Pharmacy benefit management rebates payable	176,202	2,935	(1,522)	177,615
Accrued expenses and other current liabilities	187,851	1,348	5,473	194,672
Long-term debt	311,994	—	—	311,994
Other long-term liabilities	385,375	10,643	14,604	410,622
Total liabilities assumed	1,400,241	14,926	18,560	1,433,727
Non-controlling interest	(1,610)	—	—	(1,610)
Net assets acquired	$4,673,241	$—	$—	$4,673,241
(a) As previously reported in the Company's Form 10-Q for the period ended September 30, 2012.
(b) These represent measurement period adjustments from the acquisition date through December 31, 2012 and were recorded to reflect changes in the estimated fair values of the associated assets acquired and liabilities assumed based on factors existing as of the acquisition date.
(c) These represent measurement period adjustments during 2013 through the end of the measurement period and were recorded to reflect changes in the estimated fair values of the associated assets acquired and liabilities assumed based on factors existing as of the acquisition date.
During the three and nine month periods ended September 30, 2013, the Company recognized $40.0 million and $126.0 million, respectively, of amortization expense from intangible assets acquired in the Catalyst Merger. Amortization associated with the Catalyst Merger for the remainder of 2013 is expected to be $40.0 million. The estimated fair value of the customer relationship intangible asset on the acquisition date was $1.2 billion with a useful life of 9 years. The intangible asset acquired will not have any residual value at the end of the amortization period. There were no in-process research and development assets acquired.

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
During the three and nine month periods ended September 30, 2013, the Company recognized $3.6 million and $10.9 million, respectively, of amortization expense from intangible assets acquired in the HealthTran acquisition. Amortization associated with the HealthTran acquisition for the remainder of 2013 is expected to be $3.6 million.
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

Nine Months Ended September 30, 2012
Revenue	$9,609,135
Gross profit	$654,852
Net income	$79,424
Earnings per share:
Basic	$0.39
Diluted	$0.39
Weighted average shares outstanding:
Basic	204,350,003
Diluted	205,477,142
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

Restat, LLC Acquisition

On October 1, 2013, the Company completed the previously announced acquisition of Restat, LLC, a privately held pharmacy benefit manager based in Milwaukee, Wisconsin, for a purchase price of $409.5 million in cash subject to certain customary post-closing adjustments. The purchase price was funded from Catamaran’s existing cash balance and $350 million in borrowings under its Revolving Facility.

The acquisition provides the Company the opportunity to bring Catamaran's full suite of technology and clinical services to Restat's clients, including mail order and specialty pharmacy services. The initial accounting for this acquisition was incomplete at the time these financial statements were available for issuance. The Company expects to finalize the accounting for the acquisition as soon as practicable, but no later than one year from the acquisition closing date.

6. Goodwill and Other Intangible Assets

Goodwill is reviewed for impairment annually or more frequently if impairment indicators arise. The Company allocates goodwill to both the PBM and HCIT segments. There were no impairments of goodwill during the three and nine months ended September 30, 2013 and 2012.

The changes in the carrying amounts of goodwill by reportable segment for the nine months ended September 30, 2013 are as follows (in thousands):

	PBM	HCIT	Total
Balance at December 31, 2012	4,458,373	19,665	4,478,038
Measurement period adjustments (a)	16,472	—	16,472
Acquisitions	3,111	—	3,111
Balance at September 30, 2013	4,477,956	19,665	4,497,621

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

Definite-lived intangible assets are amortized over the useful lives of the related assets. The components of intangible assets were as follows (in thousands):

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,349,774	$300,899	$1,048,875	$1,346,874	$155,343	$1,191,531
Acquired software	—	—	—	3,765	3,765	—
Trademarks/Tradenames	—	—	—	14,070	14,070	—
Non-compete agreements	10,410	5,821	4,589	10,410	4,294	6,116
Licenses	2,060	1,001	1,059	2,060	716	1,344
Total	$1,362,244	$307,721	$1,054,523	$1,377,179	$178,188	$1,198,991

Total amortization associated with intangible assets at September 30, 2013 is estimated to be $47.1 million for the remainder of 2013, $179.5 million in 2014, $164.4 million in 2015, $142.9 million in 2016, $131.5 million in 2017, $122.4 million in 2018 and $266.7 million in total for years 2019 through 2023.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Debt

The following table sets forth the components of our long-term debt (in thousands) as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Senior secured term loan facility with an interest rate of 1.81% and 2.25% at September 30, 2013 and December 31, 2012, respectively	$970,360	$1,073,403
Senior secured revolving credit facility due June 1, 2018 with an interest rate of 1.81% and 2.25% at September 30, 2013 and December 31, 2012, respectively	50,000	100,000
Less current maturities	(43,750)	(41,250)
Long-term debt	$976,610	$1,132,153

On June 3, 2013, the Company entered into an Amendment (the “Amendment”) to the Credit Agreement dated July 2, 2012 (the "Credit Agreement"), with JPMorgan Chase Bank, N.A. ("JPMCB"), as administrative agent, and a syndicate of lenders. The Credit Agreement initially provided for a senior secured credit facility in an aggregate amount of $1.8 billion consisting of (i) a five-year senior secured term loan facility in the amount of $1.1 billion (the “Term Loan Facility”) and (ii) a five-year senior secured revolving credit facility in the amount of $700 million (the “Revolving Facility”).
Pursuant to the Amendment, the following key terms of the Credit Agreement were modified:

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

After giving effect to the Amendment, the interest rates applicable to the Term Loan Facility and the Revolving Facility will continue to be based on a fluctuating rate of interest measured by reference to either, at the Company's option, (i) a base rate, plus an applicable margin, or (ii) an adjusted London interbank offered rate (adjusted for maximum reserves) (“LIBOR”), plus an applicable margin. The applicable margin, in each case, will continue to be adjusted from time to time based on the Company's consolidated leverage ratio for the previous fiscal quarter. The Amendment provides for a reduction in the applicable margins that would be in effect at any time when the Company's consolidated leverage ratio is greater than 1.50 to 1 and less than 2.50 to 1. After giving effect to the Amendment, the initial applicable margin for all borrowings is 0.625% per annum with respect to base rate borrowings and 1.625% per annum with respect to LIBOR borrowings. The Company intends to continue to elect the LIBOR rate as it has previously done during the term of the loan. This resulted in the applicable interest rate decreasing to 1.81% at September 30, 2013 from 2.25% prior to the Amendment. See Note 12 — Financial Instruments for information on the Company's interest rate swap agreements.
In connection with the Amendment, the Company made a $100 million prepayment on the Term Loan Facility to reduce its outstanding balance to $1.0 billion from $1.1 billion. The Company utilized funds from its Revolving Facility to make the prepayment, leaving the Company with $700 million of remaining available borrowing capacity under the Revolving Facility at the time of the Amendment execution. In June 2013, the Company repaid $50 million of the amount borrowed under the Revolving Facility, leaving the Company with $750 million of borrowing capacity under the Revolving Facility as of September 30, 2013. On October 1, 2013, the Company utilized $350 million under the Revolving Facility to partially fund the acquisition of Restat. The Company made a principal repayment of $6.3 million in July 2013 on the Term Loan facility leaving the Company with $993.8 million outstanding as of September 30, 2013. In connection with executing the Amendment, the Company paid $2.3 million in direct lender fees to the syndication of banks providing credit to the Company. The fees consisted of a $1.3 million debt discount related to the Term Loan Facility and $1.0 million of debt issuance costs related to the Revolving Facility. The $1.3 million debt discount incurred in connection with the Amendment is presented on the consolidated balance sheet as a reduction to long-term debt, along with the $24.1 million of unamortized debt discount incurred in connection with the execution of the Credit Agreement. The debt discount amounts are being amortized to interest expense over the amended life of the Term Loan Facility. The Company uses the straight-line method to amortize the debt discount as it does not result in a materially different amount of interest expense than the effective interest rate method. The additional $1.0 million debt issue cost incurred in connection with the execution of the Amendment related to the Revolving Facility, along with $16.6 million of unamortized debt issuance costs incurred in connection with the execution of the Credit Agreement, are presented on the consolidated balance sheet as other assets. The debt issuance costs are being amortized to interest expense over the amended life of the Revolving Facility using the straight-line method. The amortization related to financing costs and debt discounts totaled $2.1 million and $7.0 million for the three and nine month periods ended September 30, 2013, respectively.

Upon executing the Amendment, the Company assessed whether the modifications to the Credit Agreement were substantial and should be accounted for using extinguishment accounting. The Company made its assessment both on a total basis and on an individual basis for each member of the syndication. The Company performed separate assessments for the Term Loan Facility and the Revolving Facility. As a result of the assessments, the Company recorded an additional interest expense charge of $0.4 million from unamortized debt discount and debt issuance costs during the nine months ended September 30, 2013.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As previously disclosed, the Credit Agreement prior to giving effect to the Amendment required the Company to maintain a consolidated leverage ratio at all times less than or equal to 3.75 to 1 initially, with step-downs to (i) 3.50 to 1 beginning with the fiscal quarter ending December 31, 2012, (ii) 3.25 to 1 beginning with the fiscal quarter ending December 31, 2013 and (iii) 3.00 to 1 beginning with the fiscal quarter ending December 31, 2014. The Credit Agreement, as amended by the Amendment, requires the Company to maintain a consolidated leverage ratio at all times less than or equal to 4.00 to 1 and a consolidated senior secured leverage ratio at all times less than or equal to 3.25 to 1. As previously disclosed, the Company's consolidated leverage ratio is defined as the ratio of (1) consolidated total debt to (2) consolidated EBITDA (with add-backs permitted to consolidated EBITDA for (a) fees and expenses related to the Merger, the closing of the Credit Agreement, a specified historic acquisition and future permitted acquisitions, (b) synergies projected by the Company in good faith to be realized as a result of the Merger in an aggregate amount not to exceed a specified threshold and (c) fees and expenses and integration costs related to historical acquisitions by Catalyst in an aggregate amount not to exceed a specified threshold). The Company's new consolidated senior secured leverage ratio is defined as the ratio of (1) (a) consolidated total debt minus (b) any portion of consolidated total debt that is subordinated or not secured by a lien upon the assets of the Company or its subsidiaries to (2) consolidated EBITDA (subject to the permitted add-backs noted above). The Credit Agreement, as amended by the Amendment, continues to require the Company to maintain an interest coverage ratio greater than or equal to 4.00 to 1. As previously disclosed, the interest coverage ratio is defined as the ratio of (1) consolidated EBIT (subject to the permitted add-backs noted above) to (2) consolidated interest expense, tested at the end of each fiscal quarter for the rolling four fiscal quarter period then most recently ended. As of September 30, 2013, the Company was in compliance with the covenants of the Credit Agreement, as amended by the Amendment.
Principal amounts outstanding under the Revolving Facility of the Amendment are due and payable in full on June 1, 2018. Principal repayments on the Term Loan Facility will be due as follows (in thousands):

Year	Amount due
2013	$12,500
2014	43,750
2015	68,750
2016	93,750
2017	118,750
2018	656,250
Total	$993,750

The Credit Agreement also contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to: incur additional indebtedness; create liens; make investments, loans, advances or guarantees; sell or transfer assets; pay dividends and distributions or repurchase its own capital stock; prepay certain indebtedness; engage in mergers, acquisitions or consolidations (subject to exceptions for certain permitted acquisitions); change its lines of business or enter into new lines of business; engage in certain transactions with affiliates; enter into agreements restricting the ability to grant liens in favor of the collateral agent for the benefit of the secured parties; engage in sale and leaseback transactions; or enter into swap, forward, future or derivative transaction or option or similar agreements. In addition, the Credit Agreement includes various (i) customary affirmative covenants and other reporting requirements and (ii) customary events of default, including, without limitation, payment defaults, violation of covenants, material inaccuracy of representations or warranties, cross-defaults to other material agreements evidencing indebtedness, bankruptcy events, certain ERISA events, material judgments, invalidity of guarantees or security documents and change of control. Drawings under the Revolving Facility are subject to certain conditions precedent, including material accuracy of representations and warranties and absence of default.

The Company’s obligations under the Credit Agreement are guaranteed by all existing and future, direct and indirect, material subsidiaries of the Company (collectively, the “Subsidiary Guarantors”).  In addition, the Company and each Subsidiary Guarantor have pledged substantially all of their assets, subject to certain exceptions, to secure the Company’s obligations under the Credit Agreement.

The carrying value of the Company's debt at September 30, 2013 approximates its fair value.

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

(b) Equity incentive plans

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(c) Stock-based compensation

During the three-month periods ended September 30, 2013 and 2012, the Company recorded stock-based compensation expense of $6.6 million and $6.3 million, respectively. During the nine months ended September 30, 2013 and 2012 the Company recorded stock-based compensation expense of $19.7 million and $13.2 million, respectively. There were 6,867,399 and 1,053,891 stock-based awards available for grant under the LTIP and the Assumed Plans, respectively, as of September 30, 2013.

(i) Stock options

The Black-Scholes option-pricing model was used to estimate the fair value of the stock options issued in each period at the grant date. Below is a summary of options granted and the assumptions utilized to derive fair value of the stock options under the Black-Scholes option-pricing model:

	Nine Months Ended September 30,
	2013	2012
Total stock options granted	367,195	404,652
Volatility	41.8% - 45.4%	47.2% - 49.2%
Risk-free interest rate	0.81% - 1.74%	0.65% - 0.83%
Expected life (in years)	4.5	4.5
Dividend yield	—	—
Weighted-average grant date fair value	$21.44	$29.40

The table below summarizes the stock options outstanding as of September 30, 2013 under both plans.

	Options Outstanding	Weighted Average Exercise Price	Unrecognized compensation cost	Weighted Average Period
			(in thousands)
LTIP Plan
Canadian Options	3,064	$3.35
U.S.Options	1,373,474	$30.84	$10,140	2.72
Assumed Plans
U.S.Options	49,665	$56.21	$876	$3.45

(ii) Restricted stock units

During the three and nine months ended September 30, 2013, the Company granted time-based RSUs and performance-based RSUs to its employees and non-employee directors under both the LTIP and the Assumed Plans. Time-based RSUs vest on a straight-line basis over a range of two to four years. The Company also granted time-based RSUs that cliff vest after a three to four year period. Performance-based RSUs cliff vest based upon reaching agreed upon three-year performance conditions. The number of outstanding performance-based RSUs as of September 30, 2013 stated below assumes the associated performance targets will be met at the maximum level.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes the number of time-based and performance-based RSUs that were granted and outstanding under both plans for the nine months ended September 30, 2013:

	LTIP Plan			Assumed Plans
	Number of Restricted Stock Units			Number of Restricted Stock Units
	Time-Based	Performance - Based	Weighted Average Grant Date Fair Value Per Unit	Time-Based	Performance - Based	Weighted Average Grant Date Fair Value Per Unit
Granted	251,970	253,980	$56.25	130,320	25,570	$55.78
Outstanding	702,978	674,496		205,830	17,510

The table below summarizes the unrecognized compensation cost related to the outstanding RSUs at September 30, 2013.

	Unrecognized Compensation Cost	Weighted Average Period
	(in thousands)
LTIP	$35,200	2.37
Assumed Plans	$9,832	3.16

9. Segment Information

The Company reports in two operating segments: PBM and HCIT. The Company evaluates segment performance based upon revenue and gross profit. Financial information by segment is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
PBM:
Revenue	$3,578,767	$3,150,755	$10,142,515	$6,493,029
Cost of revenue	3,310,636	2,940,060	9,399,949	6,094,664
Gross profit	$268,131	$210,695	$742,566	$398,365
Total assets at September 30	$7,115,563	$7,146,899	$7,115,563	$7,146,899
HCIT:
Revenue	$35,381	$40,025	$108,780	$117,551
Cost of revenue	15,724	15,829	50,597	48,132
Gross profit	$19,657	$24,196	$58,183	$69,419
Total assets at September 30	$377,323	$226,309	$377,323	$226,309
Consolidated:
Revenue	$3,614,148	$3,190,780	$10,251,295	$6,610,580
Cost of revenue	3,326,360	2,955,889	9,450,546	6,142,796
Gross profit	$287,788	$234,891	$800,749	$467,784
Total assets at September 30	$7,492,886	$7,373,208	$7,492,886	$7,373,208

10. Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2013 and 2012 was 25.2% and 39.8%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2013 and 2012 was 26.4% and 37.2%, respectively. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions including Canada. With a few exceptions, the Company is no longer subject to tax examinations by tax authorities for years prior to 2007. The Company's effective tax rate decreased during the three and nine months ended September 30, 2013 primarily due to tax benefits related to cross-jurisdictional financing as well as expenses incurred during the three and nine months ended September 30, 2012 related to the Merger that were not tax deductible.

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

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In order to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rates, in September 2012 the Company entered into 3-year interest rate swap agreements with a total notional amount of $500 million to fix the variable LIBOR rate on the Company's Term Loan Facility to 0.52%, resulting in a current effective rate of 2.14% after taking into account the 1.625% margin per the Credit Agreement, as amended. Under the interest rate swap, the Company receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent to fixed-rate debt with respect to the notional amount of such swap agreements. These interest rate contract derivative instruments were designated as cash flow hedges upon inception in September 2012.

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

The fair value of the interest rate swap liability as of September 30, 2013 was $1.8 million. Interest expense for the three and nine months ended September 30, 2013 includes $0.4 million and $1.1 million, respectively, of expense reclassified from other comprehensive income into current earnings. As of September 30, 2013, approximately $1.7 million of deferred expenses related to the derivative instruments accumulated in other comprehensive income is expected to be reclassified as interest expense during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions and assumes the current LIBOR rate will remain consistent. Fluctuations in the market LIBOR rate will have an impact on the amount of expense reclassified from accumulated other comprehensive income to interest expense, as well as the overall fair value of the derivative instrument.

13. Fair Value

Fair value measurement guidance defines a three-level hierarchy to prioritize the inputs to valuation techniques used to measure fair value into three broad levels, with Level 1 considered the most reliable. During the three and nine month periods ended September 30, 2013, there were no movements of fair value measurements between Levels 1, 2 and 3. For assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets, the table below categorizes fair value measurements across the three levels as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent purchase price consideration	$—	$—	$19,840	$19,840
Derivative	$—	$1,751	$—	$1,751

	December 31, 2012
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent purchase price consideration	$—	$—	$49,183	$49,183
Derivative	$—	$2,639	$—	$2,639

When available and appropriate, the Company uses quoted market prices in active markets to determine fair value, and classifies such items within Level 1. Level 1 values only include instruments traded on a public exchange. Level 2 inputs are inputs other than quoted prices included

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Contingent purchase price consideration
The contingent purchase price consideration liability reflects the fair values of potential future payments related to certain legacy acquisitions. The potential future payments are contingent upon the acquired entities meeting certain revenue, gross margin and client retention milestones through March 31, 2014. As of September 30, 2013, the fair value of the contingent purchase price consideration was $19.8 million and was recorded as accrued expenses and other current liabilities in the consolidated balance sheet. The contingent purchase price consideration decreased for the three and nine months ended September 30, 2013 as compared to the fair value reported for the year ended December 31, 2012 due to payments of $25.5 million and an adjustment of $4.5 million which was recognized in SG&A in the consolidated statement of operations.
The change in the present value of the amount expected to be paid in the future for the contingent purchase price consideration was $0.1 million and $0.5 million for the three and nine months ended September 30, 2013, respectively, and was recorded as interest expense in the consolidated statement of operations. The Company utilized a probability weighted discounted cash flow method to arrive at the fair value of the contingent consideration based on the expected results or the achievement of client retention milestones.
As the fair value measurement for the contingent consideration is based on inputs not observed in the market, these measurements are classified as Level 3 measurements as defined by fair value measurements guidance.
Derivatives
Derivative liabilities relate to the interest rate swap agreements (refer to Note 12 — Financial Instruments for further information), which had a fair value of $1.8 million as of September 30, 2013. As the fair value measurement for the derivative instruments are based on quoted prices from a financial institution, these measurements are classified as Level 2 measurements as defined by fair value measurements guidance.

14. Lease Exit Costs

In August 2013, the Company executed a plan to exit a portion of space it had leased in Maryland and entered into a sub-lease agreement with a third-party tenant that was coterminous with the Company's remaining lease term. As a result of this exit, the Company recorded a charge and corresponding lease loss accrual equal to the present value of the amount by which the net future lease obligations exceed the remaining rent-related deferred balances. The net future lease obligations were calculated by taking the remaining contractual rent obligation less the amount the Company will receive from the sub-lease agreement and recorded at its present value based on the Company's credit adjusted risk-free interest rate. During the three and nine month periods ended September 30, 2013, the Company recorded approximately $5.6 million of lease loss expense as a result of this exit in SG&A expense in the consolidated statements of operations.

As of September 30, 2013, the Company had a lease loss accrual of approximately $5.6 million, which is included in accrued expenses and other current liabilities in the consolidated balance sheets. Remaining lease payments, and remaining sub-lease receipts, associated with the Maryland lease loss accrual are expected to be paid and received over the remaining lease term. Based on the Company's current assumptions as of September 30, 2013, expected lease payments, net of sub-lease receipts, are expected to result in a total net cash outlay of approximately $7.2 million for the remaining lease term. The partial exit from the space in Maryland did not involve any employee termination costs or trigger any material asset impairment charges.

15. Earnings Per Share

The Company calculates basic EPS using the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the same method as basic EPS, but the Company adds the number of additional common shares that would have been outstanding for the period if the potential dilutive common shares had been issued. The following is the reconciliation between the number of weighted average shares used in the basic and diluted EPS calculations for the three and nine month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average number of shares used in computing basic EPS	206,203,263	203,505,355	205,920,803	153,850,043
Add dilutive common stock equivalents:
Outstanding stock options and restricted stock units (a)	621,355	933,693	716,120	1,127,139
Weighted average number of shares used in computing diluted EPS	206,824,618	204,439,048	206,636,923	154,977,182

(a) Excludes 746,691 and 1,212,910 common stock equivalents for the three-month periods ended September 30, 2013 and 2012 because their effect was anti-dilutive. Excludes 633,407 and 1,021,501 common stock equivalents for the nine-month periods ended September 30, 2013 and 2012 because their effect was anti-dilutive.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Concentration Risk

For the three month periods ended September 30, 2013 and 2012, one client accounted for 19% and 24% of total revenues, respectively. For the nine-month period ended September 30, 2013 and 2012, one client accounted for 19% and 35% of total revenues, respectively.

At September 30, 2013, one client accounted for 10% of the outstanding accounts receivable balance. At December 31, 2012, one client accounted for 13% of the outstanding accounts receivable balance and a separate client accounted for 12% of the outstanding receivable balance.

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

In addition, numerous factors could cause actual results with respect to the merger with Catalyst Health Solutions, Inc. ("Catalyst" or the "Merger") or the acquisition of Restat,LLC ("Restat") to differ materially from those in the forward-looking statements, including without limitation, the possibility that the expected efficiencies and cost savings from these transactions will not be realized, or will not be realized within the expected time period; the risk that the Company will not successfully integrate the businesses of Catalyst or Restat; disruption from the Merger or Restat acquisition making it more difficult to maintain business and operational relationships; the risk of customer attrition from the Catalyst or Restat businesses; and the impact on the availability of funds for other business purposes due to our debt service obligations and funds required to integrate Catalyst and Restat.

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

Under the Company’s customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants. As such, the Company does not include participant co-payments paid to non-Company owned pharmacies in revenue or cost of revenue. During the three months ended September 30, 2013 and 2012, pharmacies, excluding the Company's internally owned mail and specialty pharmacy locations, collected approximately $0.6 billion, respectively, in co-payments from the participants. During the nine months ended September 30, 2013 and 2012, pharmacies, excluding the Company's internally owned mail and specialty pharmacy locations, collected approximately $2.0 billion and $1.1 billion, respectively, in co-payments from the participants. If we had included these co-payments collected at non-Company owned pharmacies in our reported revenue and direct expenses, our operating and net income would not have been affected.

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

Selected Trends and Highlights for the Three and Nine Months Ended September 30, 2013 and 2012

Business trends

Our results for the three and nine months ended September 30, 2013 reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics and low-cost brands, as well as our mail and specialty pharmacies. The positive trends we observed in 2012, including drug purchasing improvements from increased scale due to acquisitions and growth in our customer base and increased generic usage, have continued in 2013 to offset the negative impact of various marketplace forces affecting pricing and plan structure, among other items, and thus continue to generate improvements in our results of operations. Additionally, as the regulatory environment evolves, we will continue to make significant investments in our systems and product offerings in order to provide compliance solutions to our clients.

The continued integration of Catalyst, as well as new client implementations during 2013, have driven overall growth in our top line revenue as well as overall operating results. We also continue to benefit from better management of drug ingredient costs through increased competition among generic manufacturers. The average generic dispensing rate (GDR) or the number of generic prescriptions as a percentage of the total number of prescriptions dispensed for our PBM clients for the nine months ended September 30, 2013 increased from the same period in 2012.

This increase was achieved through a broad range of plan design solutions, helped considerably by a continuing wave of major generic releases. This trend is expected to continue throughout 2013.

Financial results

Total revenue for the three months ended September 30, 2013 increased $0.4 billion or 13.3% to $3.6 billion as compared to $3.2 billion for the same period in 2012. Total revenue for the nine months ended September 30, 2013 increased $3.6 billion or 55.1% to $10.3 billion compared to $6.6 billion for the same period in 2012. The increase during the three month period is mainly due to organic growth driven by increased demand and claim volume from the Company's PBM customers. The increase during the nine month period is largely attributable to the Merger with Catalyst, which was completed on July 2, 2012, as well as successful implementation of new customer contracts in 2013. Catalyst contributed $1.9 billion and $5.3 billion in revenue during the three and nine months ended September 30, 2013, respectively. As a result of these items, the Company's adjusted prescription claim volume increased 8.6% to 69.5 million for the third quarter of 2013, as compared to 64.0 million for the third quarter of 2012. Adjusted prescription claim volume increased 55.3% to 203.9 million for the nine months ended September 30, 2013 compared to 131.3 million for the same period in 2012. Adjusted prescription claim volume equals the Company's retail and specialty prescriptions, plus mail pharmacy prescriptions multiplied by three. The mail pharmacy prescriptions are multiplied by three to adjust for the fact that they typically include approximately three times the amount of product days supplied compared with retail and specialty prescriptions.

Operating income increased $76.1 million, or 172.6%, for the three months ended September 30, 2013, to $120.1 million as compared to $44.1 million for the same period in 2012. Operating income increased $186.2 million or 141.7% to $317.7 million for the nine months ended September 30, 2013 compared to $131.4 million for the same period in 2012. The increase during the three month period was largely due to organic growth driven mainly by increased demand and claim volume in the PBM segment and a decrease in SG&A expenses. The increase during the nine month period is largely attributable to an increase in gross profit due to the book of business acquired in the Merger with Catalyst, as well as the successful implementation of new customer contracts in 2013, offset by an increase in SG&A expenses due to additional costs to support and integrate the business acquired from Catalyst, including an increase in depreciation as a result of assets acquired in the Merger, as well as an increase in amortization expense primarily due to the intangible asset acquired in the Merger.

The Company reported net income attributable to the Company of $72.9 million, or $0.35 per share (fully-diluted), for the three months ended September 30, 2013, as compared to $20.5 million, or $0.10 per share (fully-diluted), for the same period in 2012. Net income attributable to the Company was $187.8 million, or $0.91 per share (fully-diluted), for the nine months ended September 30, 2013, as compared to $74.1 million, or $0.48 per share (fully-diluted), for the same period in 2012. Net income attributable to the Company increased during the three month period ended September 30, 2013 as compared to the same period in 2012 mainly due to increased revenue as a result of new customer contract implementations in 2013, as well as a decrease in the transaction and integration costs related to the Company's Merger with Catalyst that closed in Q3 2012. Q3 2012 included $19.8 million in transaction and integration cost related to the Catalyst Merger. Net income attributable to the Company increased during the nine month period due to increased revenues and operating income as a result of the addition of the Catalyst business and other new customer implementations. The increases were partially offset by an increase in interest expense as a result of the Company's borrowings utilized to partially finance the merger with Catalyst, an increase in amortization expense as a result of intangible assets acquired in the Merger and an increase in depreciation as a result of assets acquired in the Merger.

Earnings per share (fully-diluted) attributable to the Company increased $0.25 or 250.0% to $0.35 in the three-month period ended September 30, 2013 as compared to the same period in 2012. The increase is due primarily to the increase in net income attributable to the Company as previously noted. Earnings per share attributable (fully-diluted) to the Company increased $0.43 or 89.6% to $0.91 in the nine month period ended September 30, 2013 as compared to the same period in 2012. The increase is due primarily to the increase in net income attributable to the Company.

Amortization expense included in net income decreased by $4.2 million to $47.2 million during the three months ended September 30, 2013 as compared to $51.4 million for the same period in 2012. The decrease is mainly due to a decline in the estimated remaining benefits of the intangible assets, which are greater at the beginning of their useful lives and diminish over time. Amortization expense included in net income increased by $76.7 million to $147.4 million during the nine months ended September 30, 2013 as compared to $70.7 million for the same period in 2012. The increase is primarily due to the intangible asset acquired in the Merger with Catalyst.

Business combinations

On October 1, 2013, the Company completed its previously announced acquisition of Restat, LLC,a privately held pharmacy benefit managers based in Milwaukee, Wisconsin, for a purchase price of $409.5 million in cash subject to certain customary post-closing adjustments. The purchase price was funded from Catamaran’s existing cash balance and $350 million in borrowings under its Revolving Facility. The acquisition provides the Company the opportunity to bring Catamaran's full suite of technology and clinical services to Restat's clients, including mail order and specialty pharmacy services.

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

Results of Operations

Three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2013	2012	2013	2012
Revenue	$3,614,148	$3,190,780	$10,251,295	$6,610,580
Cost of revenue	3,326,360	2,955,889	9,450,546	6,142,796
Gross profit	287,788	234,891	800,749	467,784
SG&A	110,454	133,716	310,839	255,088
Depreciation of property and equipment	9,979	5,717	24,887	10,552
Amortization of intangible assets	47,220	51,380	147,368	70,710
Operating income	120,135	44,078	317,655	131,434
Interest and other expense, net	9,026	11,843	30,972	15,064
Income before income taxes	111,109	32,235	286,683	116,370
Income tax expense	27,981	12,828	75,616	43,311
Net income	83,128	19,407	211,067	73,059
Less: Net loss attributable to non-controlling interest	10,190	(1,070)	23,303	(1,070)
Net income attributable to the Company	$72,938	$20,477	$187,764	$74,129
Diluted earnings per share	$0.35	$0.10	$0.91	$0.48

Revenue

Revenue increased $0.4 billion, or 13.3%, to $3.6 billion for the three months ended September 30, 2013 as compared to $3.2 billion for the three months ended September 30, 2012. The increase is mainly due to organic growth driven by increased demand and claim volume from the Company's PBM customers. Revenue increased $3.6 billion, or 55.1%, to $10.3 billion for the nine months ended September 30, 2013 as compared to $6.6 billion for the nine months ended September 30, 2012. The increase in revenue during the nine months ended September 30, 2013 compared to the same period in 2012 is primarily due to the Merger with Catalyst, which was completed on July 2, 2012. Catalyst contributed $1.9 billion and $5.3 billion in revenue during the three and nine months ended September 30, 2013, respectively, which included the base book of business acquired as well as new customer contracts implemented subsequent to the acquisition close. As a result of these items, the Company's adjusted prescription claim volume increased 8.6% to 69.5 million for the third quarter of 2013, as compared to 64.0 million for the third quarter of 2012. Adjusted prescription claim volume increased 55.3% to 203.9 million for the nine months ended September 30, 2013 compared to 131.3 million for the same period in 2012.

Cost of Revenue

Cost of revenue increased $0.4 billion, or 12.5%, to $3.3 billion for the three months ended September 30, 2013 compared to $3.0 billion for the three months ended September 30, 2012. Cost of revenue increased $3.3 billion, or 53.8%, to $9.5 billion for the nine months ended September 30, 2013 compared to $6.1 billion for the nine months ended September 30, 2012.The increases for the three and nine month periods are in line with the increase in revenues and are primarily due to increased PBM transaction volumes in 2013 as noted above in the revenue discussion, as well as the Merger with Catalyst, respectively . During the three and nine months ended September 30, 2013, the cost of prescriptions dispensed from the Company's PBM segment accounted for 97.8% and 97.6% of the cost of revenue, respectively. The cost of prescriptions dispensed is substantially comprised of the actual cost of the prescription drugs sold, plus any applicable shipping or dispensing costs.

Gross Profit

Gross profit increased $52.9 million, or 22.5%, to $287.8 million for the three months ended September 30, 2013 as compared to $234.9 million for the same period in 2012. The increase during this period is mostly due to successful implementation of new customer contracts in 2013. Gross profit has increased from 7.4% of revenue to 8.0% of revenue during the three months ended September 30, 2013 as compared to the same period in 2012. Gross profit increased $333.0 million, or 71.2%, to $800.7 million for the nine months ended September 30, 2013 as compared to $467.8 million for the same period in 2012. The increase during this period is mostly due to incremental PBM revenues generated from the Merger with Catalyst and new customer implementations in 2013. Gross profit has increased from 7.1% of revenue to 7.8% of revenue during the nine months ended September 30, 2013 as compared to the same period in 2012. The gross profit percentage increased during both the three and nine month periods primarily as a result of synergies realized from the integrations of Catalyst and HealthTran customers.

SG&A Costs

SG&A costs for the three months ended September 30, 2013 were $110.5 million as compared to $133.7 million for the three months ended September 30, 2012, a decrease of $23.3 million, or 17.4%. The decrease is mainly due to a decline in transaction and integration costs as compared to Q3 2012 as well as certain operational synergies realized from acquisitions. SG&A costs increased $55.8 million, or 21.9% to $310.8 million for the nine months ended September 30, 2013 as compared to $255.1 million for the nine months ended September 30, 2012. SG&A costs consist primarily of employee costs in addition to professional services costs, facilities and costs not related to revenue. SG&A costs during the nine month period ended September 30, 2013 as compared to the same period in 2012 have increased due to the addition of operating costs related to the Company's Merger with Catalyst that were not present during the nine months ended September 30, 2012, as well as additional resources added to support the growth of the PBM segment. In addition, SG&A costs include stock-based compensation cost of $6.2 million and $18.7 million for the three and nine months ended September 30, 2013. SG&A costs include stock-based compensation cost of $6.1 million and $12.6 million for the three and nine months ended September 30, 2012. The increase in the stock-based compensation between the two periods is primarily due to increased grant date fair value per share as well as increased headcount as a result of the Merger with Catalyst.

Depreciation

Depreciation expense relates to property and equipment used by the Company, except for those depreciable assets directly related to the generation of revenue, which is included in cost of revenue in the consolidated statements of operations. Depreciation expense was $10.0 million and $5.7 million for the three months ended September 30, 2013 and 2012, respectively. Depreciation expense was $24.9 million and $10.6 million for the nine months ended September 30, 2013 and 2012, respectively. Depreciation expense will fluctuate based on the level of new asset purchases, as well as the timing of assets becoming fully depreciated. Depreciation expense increased during the three and nine months ended September 30, 2013 mainly as a result of fixed assets acquired from the Catalyst Merger, as well as new asset purchases made by the Company in 2013 and 2012.

Amortization

Total amortization expense for the three months ended September 30, 2013 and 2012 was $47.2 million and $51.4 million, respectively, a decrease of $4.2 million. The decrease is mainly due to a decline in the estimated remaining benefits of the intangible assets, which are greater at the beginning of their useful lives and diminish over time. Amortization expense increased $76.7 million to $147.4 million for the nine months ended September 30, 2013 compared to $70.7 million for the same period in 2012. The increase during this period in amortization expense was driven mainly by the amortization of intangible assets acquired in the Merger with Catalyst. Amortization expense on all the Company’s intangible assets held as of September 30, 2013 is expected to be approximately $47.1 million for the remainder of 2013. Refer to Note 6 — Goodwill and Other Intangible Assets in the notes to the unaudited consolidated financial statements for more information on amortization expected in future years.

Interest and other expense, net

Interest and other expense, net decreased $2.8 million to $9.0 million for the three months ended September 30, 2013 from $11.8 million for the same period in 2012. This decrease is mainly due to a decrease in the principal amount outstanding under the Credit Agreement along with a decline in the interest rate applicable to the Company during Q3 2013 as compared to Q3 2012, as a result of the Company's recent Credit Agreement amendment. Interest and other expense, net increased $15.9 million to $31.0 million for the nine months ended September 30, 2013 from $15.1 million for the same period in 2012. The increase is primarily due to additional interest expense related to the Credit Agreement entered into in connection with the Merger with Catalyst. The Company initially utilized $1.4 billion of its available Credit Agreement borrowings to partially finance the Merger with Catalyst and had $1.0 billion outstanding as of September 30, 2013. Refer to Note 7 — Debt in the notes to the unaudited consolidated financial statements for more information related to the Company's Credit Agreement.

Income Taxes

The Company recognized income tax expense of $28.0 million for the three months ended September 30, 2013, representing an effective tax rate of 25.2%, as compared to $12.8 million, representing an effective tax rate of 39.8%, for the same period in 2012. The Company recognized income tax expense of $75.6 million for the nine months ended September 30, 2013, representing an effective tax rate of 26.4%, as compared to $43.3 million, representing an effective tax rate of 37.2%, for the same period in 2012. The increase in tax expense during both periods was mainly due to higher taxable income as a result of the Merger with Catalyst as well as new customer implementations during the periods. The Company's effective tax rate decreased during the three and nine months ended September 30, 2013 primarily due to tax benefits related to cross jurisdictional financing as well as a reduction of expenses incurred during 2012 related to the Merger that were not tax deductible which increased the effective rate for the three and nine months ended September 30, 2012.

Segment Analysis

The Company reports in two operating segments: PBM and HCIT. The Company evaluates segment performance based on revenue and gross profit. Below is a reconciliation of the Company’s business segments to the unaudited consolidated financial statements.

Three months ended September 30, 2013 as compared to the three months ended September 30, 2012 (in thousands)

	PBM		HCIT		Consolidated
	2013	2012	2013	2012	2013	2012
Revenue	$3,578,767	$3,150,755	$35,381	$40,025	$3,614,148	$3,190,780
Cost of revenue	3,310,636	2,940,060	15,724	15,829	3,326,360	2,955,889
Gross profit	$268,131	$210,695	$19,657	$24,196	$287,788	$234,891
Gross profit %	7.5%	6.7%	55.6%	60.5%	8.0%	7.4%

Nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 (in thousands)

	PBM		HCIT		Consolidated
	2013	2012	2013	2012	2013	2012
Revenue	$10,142,515	$6,493,029	$108,780	$117,551	$10,251,295	$6,610,580
Cost of revenue	9,399,949	6,094,664	50,597	48,132	9,450,546	6,142,796
Gross profit	$742,566	$398,365	$58,183	$69,419	$800,749	$467,784
Gross profit %	7.3%	6.1%	53.5%	59.1%	7.8%	7.1%

PBM

Revenue was $3.6 billion for the three months ended September 30, 2013, an increase of $0.4 billion, or 13.6%, as compared to the same period in 2012. The increase is mainly due to organic growth driven by increased demand and claim volume from the Company's PBM customers. Revenue was $10.1 billion for the nine months ended September 30, 2013, an increase of $3.6 billion, or 56.2%, as compared to the same period in 2012. The increase in revenue during the nine months ended September 30, 2013 compared to the same period in 2012 is primarily due to the Merger with Catalyst, which was completed on July 2, 2012 as well as the implementation of new customer contracts in 2013. As a result of these customer additions, adjusted prescription claim volume for the PBM segment was 69.5 million for the third quarter of 2013 as compared to 64.0 million for the third quarter of 2012. Adjusted prescription claim volume increased 55.3% to 203.9 million for the nine months ended September 30, 2013 compared to 131.3 million for the same period in 2012.

Cost of revenue was $3.3 billion for the three months ended September 30, 2013 as compared to $2.9 billion for the same period in 2012. Cost of revenue was $9.4 billion for the nine months ended September 30, 2013 as compared to $6.1 billion for the same period in 2012. Cost of revenue has increased in line with the increase in PBM revenue and is driven by the increase in prescriptions processed. Cost of revenue in the PBM segment is predominantly comprised of the cost of prescription drugs from retail network transactions, and the cost of prescriptions dispensed at the Company's mail and specialty pharmacies.

Gross profit increased $57.4 million or 27.3% to $268.1 million for the three months ended September 30, 2013 as compared to $210.7 million for the same period in 2012. The increase during this period is mostly due to successful implementation of new customer contracts in 2013. Gross profit increased $344.2 million or 86.4% to $742.6 million for the nine months ended September 30, 2013 as compared to $398.4 million for the same period in 2012. Gross profit increased during the nine months ended September 30, 2013 as compared to the same period in 2012 due to the the integration of Catalyst customers acquired as of July 2, 2012 as well as incremental revenue as a result of new customer contract implementations. Gross profit percentage was 7.5% and 6.7% for the three months ended September 30, 2013 and 2012, respectively. Gross profit percentage was 7.3% and 6.1% for the nine months ended September 30, 2013 and 2012, respectively. As noted previously, the gross profit percentage has increased for the three and nine months ended September 30, 2013 as compared to the same period in 2012 primarily as a result of synergies realized from the integration of Catalyst and HealthTran customers.

HCIT

HCIT revenue consists of transaction processing, professional services, system sales and maintenance contracts on system sales. Total HCIT revenue decreased $4.6 million, or 11.6%, to $35.4 million for the three months ended September 30, 2013, as compared to $40.0 million for the same period in 2012. The decrease during the three months ended September 30, 2013 compared to the same period in 2012 is mainly due to a decrease in the transaction processing revenue as a result from lower transaction volume. Total HCIT revenue decreased $8.8 million, or 7.5%, to $108.8 million for the nine months ended September 30, 2013, as compared to $117.6 million for the same period in 2012. The decrease during the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to a decrease in revenues earned from system sales as well as transaction processing due to decreased volume as a result of the Merger with Catalyst, as Catalyst was a former HCIT customer.
Cost of revenue was $15.7 million and $15.8 million for the three months ended September 30, 2013 and 2012, respectively. The cost of revenue remained relatively flat during the three months ended September 30, 2013 and September 30, 2012 and did not decrease in line with the decrease in revenue as HCIT costs are generally fixed and do not typically fluctuate directly with movements in transactions and revenues. Cost of revenue was $50.6 million and $48.1 million for the nine months ended September 30, 2013 and 2012, respectively. Cost of revenue includes the direct support costs for the HCIT business, as well as depreciation expense of $1.1 million and $0.9 million for the three-month periods ended September 30, 2013 and 2012, respectively. Depreciation expense was $3.3 million and $2.4 million for the nine months ended September 30, 2013 and 2012, respectively. Cost of revenue increased for the nine month periods ended September 30, 2013 as compared to the same period in 2012, primarily due to costs associated with Catalyst customers as a result of the Company's Merger with Catalyst.

Gross profit decreased by $4.5 million, or 18.8%, to $19.7 million for the three months ended September 30, 2013 as compared to $24.2 million for the same period in 2012. Gross profit decreased by $11.2 million, or 16.2%, to $58.2 million for the nine months ended September 30, 2013 as compared to $69.4 million for the same period in 2012. The gross profit percentage was 55.6% for the three months ended September 30, 2013 as compared to 60.5% for the three months ended September 30, 2012. The gross profit percentage was 53.5% for the nine months ended September 30, 2013 as compared to 59.1% for the nine months ended September 30, 2012. The decreases in gross profit and gross profit percentage are attributable to revenue decreases in transaction processing volumes as discussed above as well as a decrease in system sales.

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

Below is a reconciliation of the Company's reported net income to EBITDA for the three and nine month periods ended September 30, 2013 and 2012.

EBITDA Reconciliation	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net income attributable to the Company (GAAP)	$72,938	$20,477	$187,764	$74,129
Add:
Depreciation of property and equipment	11,059	6,649	28,204	12,945
Amortization of intangible assets	47,220	51,380	147,368	70,710
Interest and other expense, net	9,026	11,843	30,972	15,064
Income tax expense	27,981	12,828	75,616	43,311
Adjustments related to non-controlling interest	(673)	(17)	(771)	(17)
EBITDA	$167,551	$103,160	$469,153	$216,142

EBITDA for the three months ended September 30, 2013 was $167.6 million, compared to $103.2 million for the same period of 2012. The increase during this period is mainly due to increased net income attributable to the Company as a result of increased revenue and lower SG&A cost as noted previously. EBITDA for the nine months ended September 30, 2013 was $469.2 million, compared to $216.1 million for the same period of 2012. The EBITDA growth during this period was primarily due to additional business generated from the Merger with Catalyst as well as new customer contract implementations during 2013. This was partially offset by increased costs incurred to support the Company's business growth and Merger with Catalyst as well as prior acquisitions.

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

Below is a reconciliation of the Company's reported net income to Adjusted EPS for the three and nine month periods ended September 30, 2013 and 2012.

Adjusted EPS Reconciliation
(in thousands, except per share data)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Operational Results	Per Diluted Share	Operational Results	Per Diluted Share	Operational Results	Per Diluted Share	Operational Results	Per Diluted Share
	(unaudited)				(unaudited)
Net income attributable to the Company (GAAP)	$72,938	$0.35	$20,477	$0.10	$187,764	$0.91	$74,129	$0.48
Amortization of intangible assets	47,220	0.23	51,380	0.25	147,368	0.71	70,710	0.45
Tax effect of reconciling item	(11,899)	(0.06)	(20,449)	(0.10)	(38,905)	(0.19)	(26,304)	(0.17)
Non-GAAP net income attributable to the Company	$108,259	$0.52	$51,408	$0.25	$296,227	$1.43	$118,535	$0.76

Adjusted EPS for the three months ended September 30, 2013 was $0.52 as compared to $0.25 in the corresponding period of 2012. The increase during the three months ended September 30, 2013 as compared to the same period in 2012 is mainly due to increased gross profit as a result of organic growth along with a decrease in the Company's SG&A costs due to lower transaction and integration cost. Adjusted EPS for the nine months ended September 30, 2013 was $1.43 as compared to $0.76 in the corresponding period of 2012. Increased gross profit as a result of new customer contract implementations, as well as increased business due to recent acquisitions, drove the increase in Adjusted EPS during this period. This was partially offset by increased costs incurred to support the Company's business growth and recent acquisitions.

Liquidity and Capital Resources
The Company’s sources of liquidity have primarily been cash provided by operating activities, proceeds from its public offerings, proceeds from credit facilities and stock option exercises. As of September 30, 2013, the Company had approximately $1.0 billion of outstanding debt under the Term Loan Facility and $50 million borrowed under the Revolving Facility. As of September 30, 2013, the Company had $750.0 million of available borrowing capacity under the Revolving Facility. On October 1, 2013, the Company utilized $350 million under the revolving facility to partially fund the acquisition of Restat. Due to the borrowings from the Credit Agreement utilized to complete the Merger with Catalyst, the Company incurred a significant increase in its interest expense as compared to prior years and expects this expense and the related principal payments to continue for the remainder of 2013 and throughout the remaining term of the Credit Agreement, as amended in June 2013. Refer to Note 7 — Debt in the notes to the unaudited consolidated financial statements for more information regarding the Credit Agreement and the recent amendment.

At September 30, 2013 and December 31, 2012, the Company had cash and cash equivalents totalling $436.2 million and $370.8 million, respectively. The Company believes that its cash on hand, together with cash generated from operating activities and cash available through the Credit Agreement, as amended, will be sufficient to support planned operations for the foreseeable future, service our outstanding debt obligations, and support the completion of the integration of Catalyst. At September 30, 2013, cash and cash equivalents consist of cash on hand, deposits in banks, and bank term deposits with original maturities of 90 days or less.

As of September 30, 2013, all of the Company’s cash and cash equivalents were exposed to market risks, primarily changes in U.S. interest rates. Declines in interest rates over time would reduce interest income related to these balances.

Consolidated Balance Sheets

Selected balance sheet highlights at September 30, 2013 are as follows:

•
Accounts receivable are comprised of trade accounts receivable from both the PBM and HCIT segments' customers. Accounts receivable increased by $122.1 million to $847.9 million at September 30, 2013, from $725.8 million at December 31, 2012. The account receivables balance increased mainly due to an increase in revenue in Q3 2013 compared to Q4 2012.The accounts receivable balance is impacted by changes in revenues, as well as the timing of collections, and is continually monitored by the Company to ensure timely collections and to assess the need for any changes to the allowance for doubtful accounts.

•
Rebates receivable of $291.2 million at September 30, 2013 relate to billed and unbilled PBM receivables from pharmaceutical manufacturers and third party administrators in connection with the administration of the rebate program where the Company is the principal contracting party. The receivable and related payable are based on estimates, which are subject to final settlement. Rebates receivable decreased $11.3 million from $302.5 million at December 31, 2012. The decrease in the rebate receivable balance was mostly attributable to the timing of receipts from pharmaceutical manufacturers and third party administrators.

•
As of September 30, 2013, goodwill and other intangible assets were $4.5 billion and $1.1 billion, respectively, which were comprised mainly of assets recorded as a result of the merger with Catalyst. Amortization expense related to the other intangible assets recorded on the Company's balance sheet as of September 30, 2013 is expected to be approximately $47 million for the remainder of 2013.

•
Accounts payable predominantly relates to amounts owed to retail pharmacies for prescription drug costs and dispensing fees in connection with prescriptions dispensed by the retail pharmacies to the members of the Company’s customers when the Company is the principal contracting party with the pharmacy. Accounts payable increased $48.8 million to $693.6 million, from $644.8 million at December 31, 2012, due to the timing of payments made for purchases from the Company's suppliers as well as payments made to participating pharmacies in the Company's retail pharmacy network.

•
Pharmacy benefit management rebates payable represents amounts owed to customers for rebates from pharmaceutical manufacturers and third party administrators where the Company administers the rebate program on the customer’s behalf, and the Company is the principal contracting party. The payable is based on estimates, which are subject to final settlement. Pharmacy benefit management rebates payable increased $12.5 million to $314.6 million from $302.1 million at December 31, 2012, due to higher rebate volume.

•
Accrued liabilities are mainly comprised of customer deposits, salaries and wages payables, contingent consideration and other accrued liabilities related to operating expenses of the Company. Accrued liabilities decreased by $13.4 million to $241.5 million at September 30, 2013 from $254.8 million at December 31, 2012. The decrease was driven primarily by the payments of certain contingent purchase price consideration offset by increased operating expenses of the Company.

Cash flows from operating activities
For the nine months ended September 30, 2013, the Company generated $335.9 million of cash from operating activities, an increase of $188.3 million as compared to the amount of cash provided from operations for the same period in 2012. Cash from operating activities increased during the nine months ended September 30, 2013 as compared to the same period in 2012 mainly due to an increase in net income of $138.0 million, an increase in non-cash amortization expense of $76.7 million as a result of the customer list intangible asset recorded in the merger with Catalyst, and a net cash inflow of $8.1 million due to the increased volume and timing of receipts and payments associated with the Company's rebate program. These increases in cash flows were partially offset by a cash outflow of $33.5 million due to the timing of receipts on the Company's outstanding accounts receivable balance.
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
Cash flows from investing activities

For the nine months ended September 30, 2013, the Company used $80.3 million of cash from investing activities, a decrease of $1.5 billion as compared to the nine months ended September 30, 2012. This decrease was driven by the cash consideration paid to acquire Catalyst and HealthTran in 2012, causing the use of approximately $1.6 billion in cash. During the nine months ended September 30, 2013, the Company utilized $93.3 million for purchases of property and equipment to support growth in the business and the integration of the Company's acquisitions. The cash used was partially offset by proceeds from restricted cash of $20.0 million. As the Company grows, it continues to purchase capital assets to support increases in network capacity and personnel. The Company monitors and budgets these costs to ensure that the expenditures aid in its strategic growth plan.
Cash flows from financing activities

For the nine months ended September 30, 2013, the Company used $190.0 million of cash for financing activities as compared to $1.5 billion of cash provided from financing activities in the nine months ended September 30, 2012. The year over year decrease is attributable to the Company's borrowings in 2012 totaling approximately $1.5 billion which was utilized to partially finance the Merger with Catalyst. During the nine months ended September 30, 2013, the Company's financing activities consisted primarily of $256.3 million of repayments on the Company's

Credit Agreement, payments of contingent purchase price consideration related to certain legacy acquisitions and distributions for its share of earnings in respect of a non-controlling interest, offset by $100 million in borrowings under the Revolving Facility.

Cash flows from financing activities generally fluctuate based on payments for acquisitions, proceeds from or payments on debt borrowings and the timing of option exercises by the Company’s employees.

Future Capital Requirements

The Company’s future capital requirements depend on many factors, including servicing its outstanding debt and the integration of its acquisitions. The Company expects to fund its operating and working capital needs and business growth requirements through cash flow from operations, its cash and cash equivalents on hand and available borrowings under its Credit Agreement, as amended. Refer to Note 7 — Debt in the notes to the unaudited consolidated financial statements for more information on the Credit Agreement and related amendments.

On October 1, 2013, the Company completed the previously announced acquisition of Restat, LLC and disbursed approximately $382.6 million in cash on hand and borrowings under the Company's Revolving Facility. As a result of the utilization of the Company's Revolving Facility, its interest expense and cash required to service its debt will increase in future periods. Additionally, the Company's availability on its Revolving Facility will decrease.

The Company expects that purchases of property and equipment in 2013 will increase in comparison with prior years due to the completion of the Merger with Catalyst and growth of the business. The Company cannot provide assurance that its actual cash requirements will not be greater than expected as of the date of this quarterly report. In order to meet business growth goals, the Company will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact liquidity requirements or cause the issuance of additional equity or debt securities. Any issuance of additional equity or debt securities may result in dilution to shareholders, and the Company cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to the Company, or at all.
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

Contractual Obligations

For the nine months ended September 30, 2013, there have been no significant changes to the Company’s contractual obligations as disclosed in its 2012 Annual Report on Form 10-K other than as disclosed below with respect to the required principal payments under the Credit Agreement as amended in June 2013.

	Payments due by period (in millions)
	Total	Less than one year	1-3 years	4-5 years*	More than 5 years
Long-Term Debt Obligations**	$1,043.8	$43.8	$150.0	$850.0	$—
* The Revolving Credit Facility is due on its maturity date, June 1, 2018. The amount noted consists of the amounts borrowed under the Term Loan and Revolving Credit Facility as of September 30, 2013 by the Company. This amount will fluctuate based on the principal amounts outstanding under the Term Loan and Revolving Credit Facility.

**The commitment amounts are exclusive of interest payments. Currently, the Company's long-term debt obligations carry an annual interest rate of 2.14% on $500 million which has been fixed through the Company's interest rate swap agreements and 1.81% on the remaining $544 million of its long-term debt obligations. The interest rate applicable to the Company's long-term debt may fluctuate in the future based on changes in the LIBOR rate. See Note 7 — Debt for further information on the terms of the Company's long-term debt obligations.

Outstanding Securities

As of October 31, 2013, the Company had 206,298,320 common shares outstanding, 1,421,811 stock options outstanding, 1,583,254 RSUs outstanding and 426,160 warrants outstanding. The options and warrants are exercisable on a one-for-one basis into common shares. The outstanding RSUs are subject to time-based and performance-based vesting restrictions. The number of outstanding RSUs as of October 31,

2013 assumes the associated performance targets will be met at the maximum level for the performance-based RSUs. Upon vesting, the RSUs convert into common shares on a one-for-one basis.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk in the normal course of its business operations, primarily the risk of loss arising from adverse changes in interest rates. In addition, the Company is subject to interest rate risk related to approximately $540 million of the $1.0 billion drawn under the Credit Agreement, as amended, as of September 30, 2013, as $500 million is not impacted due to the interest rate swap agreements the Company maintains which fix the interest rate on that portion of the Term Loan Facility. See Note 12 — Financial Instruments to the Company's unaudited consolidated financial statements included herein for additional information regarding the Company's interest rate swap agreements. As of September 30, 2013, assuming a hypothetical 1% fluctuation in the interest rate of the loan, the Company's pre-tax income would vary by approximately $5.5 million on an annual basis. Actual increases or decreases in earnings in the future could differ materially from this assumption based on the timing and amount of both interest rate changes and the levels of cash held by the Company. The interest rates applicable to borrowings under the Credit Agreement are based on a fluctuating rate and are described in more detail in Note 7 — Debt to the Company's unaudited consolidated financial statements included herein.

The Company is also subject to foreign exchange rate risk related to its operations in Canada, as disclosed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk - Foreign Exchange Rate Risk in the 2012 Annual Report on Form 10-K. In the three and nine months ended September 30, 2013, there have been no material changes in the Company's foreign exchange rate risk as disclosed in its 2012 Annual Report on Form 10-K.

ITEM 4.	Controls and Procedures

We conducted an evaluation (under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer), pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013 (the “Evaluation Date”), which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and were effective to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There has been no change in the Company's internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

For information on legal proceedings, refer to Note 11 —Commitments and Contingencies in the notes to the unaudited consolidated financial statements.

ITEM 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2012 includes a detailed discussion of certain material risk factors facing us. In the three months ended September 30, 2013, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 as updated by the risk factors presented in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None

ITEM 6.    Exhibits

Exhibit Number	Description of Document	Reference

2.1	Membership Interest Purchase Agreement, dated July 31, 2013, by and between Catamaran LLC and The F. Dohmen Co.	Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 4, 2013

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, (v) the Consolidated Statements of Shareholders' Equity for the nine months ended September 30, 2013 and 2012, and (vi) the notes to the Unaudited Consolidated Financial Statements.
Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Catamaran Corporation
November 1, 2013	By:	/s/ Jeffrey Park
Jeffrey Park
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document	Reference

2.1	Membership Interest Purchase Agreement, dated July 31, 2013, by and between Catamaran LLC and The F. Dohmen Co.	Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 4, 2013

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, (v) the Consolidated Statements of Shareholders' Equity for the nine months ended September 30, 2013 and 2012, and (vi) the notes to the Unaudited Consolidated Financial Statements.
Filed herewith.