Form 10-K
period 2013-12-31
Catamaran Corp
filed 2014-03-03
CIK 1363851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
CATAMARAN CORPORATION
(Exact name of registrant as specified in its charter)

Yukon Territory, Canada (State or other jurisdiction of incorporation or organization)	000-52073 (Commission File Number)	98-0167449 (I.R.S. Employer Identification Number)
1600 McConnor Parkway Schaumburg, Illinois 60173-6801
(Address of principal executive offices, zip code)
Registrant’s phone number, including area code:(800) 282-3232
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No   ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2013 was $10.1 billion based on the closing price of $48.76 as reported on the NASDAQ Stock Market. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates.
As of January 31, 2014, there were 206,427,248 shares outstanding of the Registrant’s no par value common stock.
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
These forward-looking statements are based largely on Catamaran Corporation’s current expectations and are subject to a number of risks and uncertainties, including, without limitation, those identified under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Actual results could differ materially from results referred to in the forward-looking statements. In addition, important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in Catamaran Corporation’s business or growth strategy or an inability to execute its strategy due to changes in its industry or the economy in general. In light of these risks and uncertainties, there can be no assurances that the results referred to in the forward-looking statements contained in this Annual Report on Form 10-K will in fact occur. Catamaran Corporation undertakes no obligation to, and expressly disclaims any such obligation to, update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, changes to future results over time or otherwise, except as required by law.

PART I
THE COMPANY

ITEM 1.	BUSINESS

The following description of the business should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2013. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

In July 2012, following the completion of its merger (the “Merger”) with Catalyst Health Solutions, Inc. (“Catalyst”), SXC Health Solutions Corp. changed the name and brand for the combined company to Catamaran Corporation. In conjunction with the name change, Catamaran Corporation's common shares began trading under the ticker "CTRX" on the NASDAQ Stock Market and as "CCT" on the Toronto Stock Exchange. References in this Annual Report on Form 10-K to “we,” “our,” “us,” "Catamaran" or the “Company” refer to Catamaran Corporation and its directly and indirectly owned subsidiaries as a combined entity.

OVERVIEW

The Company is a leading provider of pharmacy benefit management (“PBM”) services and healthcare information technology (“HCIT”) solutions to the healthcare benefit management industry. The Company’s product offerings and solutions combine a wide range of applications and PBM services designed to assist its customers in reducing the cost and managing the complexity of their prescription drug programs. The Company’s customers include many of the largest organizations in the pharmaceutical supply chain, such as pharmacy benefit managers, managed care organizations, self-insured employer groups, unions, third-party health care plan administrators, and state and federal government entities.

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

The Company conducts its business primarily in the United States, with some additional business in Canada. For the years ended December 31, 2013, 2012 and 2011, the Company recognized nearly all of its revenues in the United States, with an immaterial amount earned in Canada.

On October 1, 2013, the Company completed the acquisition of Restat, LLC ("Restat"), a privately held pharmacy benefit manager based in Milwaukee, Wisconsin, for a purchase price of $409.5 million in cash subject to certain customary post-closing adjustments. The purchase price was funded from Catamaran’s existing cash balance and $350.0 million in borrowings under a senior secured revolving credit facility (the “Revolving Facility”). The acquisition provides the Company the opportunity to bring Catamaran's full-suite of technology and clinical services to Restat's clients, including mail and specialty pharmacy services.

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

On April 17, 2012, the Company entered into a definitive merger agreement (the "Merger Agreement") to combine the Company and Catalyst in a cash and stock merger transaction. On July 2, 2012, the Company completed the Merger with Catalyst, a full-service PBM. The transaction created a combined PBM company with an annual prescription volume of more than 250 million adjusted PBM prescription claims. Adjusted prescription claim volume equals the Company's retail and specialty pharmacy prescriptions, plus mail pharmacy prescriptions multiplied by three. The mail pharmacy prescriptions are multiplied by three to adjust for the fact that they typically include approximately three times the amount of product days supplied compared with retail and specialty prescriptions. Each share of Catalyst common stock outstanding immediately prior to the effective time of the Merger (other than shares held by the Company, Catalyst or any of their respective wholly-owned subsidiaries) was converted in the Merger into the right to receive 1.3212 Company common shares (0.6606 of a Company common share prior to the October 2012 two-for-one stock split) and $28.00 in cash. This resulted in the Company issuing approximately 66.8 million shares of common stock, issuing approximately 0.5 million warrants and paying $1.4 billion in cash to Catalyst shareholders to complete the Merger.

In January 2012, the Company completed its acquisition of HealthTran LLC (“HealthTran”), a middle-market PBM based in Denver, Colorado, in exchange for $250 million in cash, subject to certain customary post-closing adjustments. HealthTran was an existing HCIT customer of the Company and utilizes a Company platform for its claims adjudication services.

The Company is a corporation continued under the Business Corporations Act of the Yukon Territory, Canada. The Company’s principal executive offices are located at 1600 McConnor Parkway Schaumburg, Illinois 60173-6801, and the telephone number for the Company’s principal executive office is 800-282-3232. The Company maintains a website at www.catamaranrx.com. The information contained in, or that can be accessed through, the Company’s website is not part of, and is not incorporated into, this Annual Report on Form 10-K or other filings the Company makes with the Securities and Exchange Commission (the “SEC”) or SEDAR. The Company will make available free of charge on its website this Annual Report on Form 10-K, future quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC or SEDAR.

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

Products and Services Offered by the Company

PBM Services

The Company’s PBM service offering consists of a broad suite of customizable services that provide a flexible and cost-effective alternative to traditional PBM offerings typically employed by health plans, government agencies and employers. The Company provides a broad range of pharmacy spend management solutions and information technology capabilities to managed care organizations, self-insured employer groups, unions, third-party health care plan administrators, workers' compensation payors and state and federal government entities. The Company’s customers have gained increased control of their pharmacy benefit dollars and maximized cost control and quality of care through a full range of pharmacy spend management services, including:

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

Benefit Plan Design and Management — Accommodate and support any benefit plan design option or variation required. The Company specializes in applying data-driven insights to help customers understand the medical risk drivers within their population and take a strategic approach to plan design. The Company provides benefit design configuration and support to customers in accordance with mutually developed processes. Benefit designs can be modified online, in real time, by the Company or by the customer’s staff.

Pharmacy Network Management — A wide range of retail network options, including supporting existing networks or assisting customers in developing proprietary networks that meet specific geographic access requirements, desired price discounts, or other service requirements. A proprietary national retail pharmacy network, which consists of pharmacies in all 50 states and in Puerto Rico, Guam and the Virgin Islands, provides a high level of access to the Company’s customers. We anticipate that our proprietary preferred retail network combined with targeted member communications will facilitate deeper discounts for payors to achieve increased savings on retail prescriptions.

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

Clinical Services and Consulting — Clinical and technical expertise are used to develop, deploy, and support the Company's clinical programs. Customers have the option of using selected or the full-suite of the Company's clinical programs, which incorporate complete prescription drug information to reduce prescription drug costs and increase the quality of care and member safety. These programs incorporate real-time risk prediction profiling technology, giving forward-looking insights needed to improve member outcomes and better manage utilization trends. The Company offers comprehensive clinical management strategies which help reduce undesirable events, increase medication compliance, decrease medication waste, and promote plan member well-being.

Reporting and Information Analysis Solutions — Providing two main levels of reporting: A comprehensive reporting package (which includes a large menu of unique reports), and an online analytical decision support tool, RxTrack®, designed to provide flexibility for customized reporting. The Company uses both pharmacy and medical customer plan data and industry benchmark data to drive proactive discussions regarding opportunities to increase savings.

Mail and Specialty Pharmacy Services — The Company offers mail and specialty services to its PBM members, as well as other members of its pharmacy network. Mail service gives members flexibility, privacy, and easy access to their maintenance medications while offering significant plan savings to the customer. To provide a higher standard of service and to assert greater control over outcomes for clients, the Company offers members access to full-service mail service pharmacies that provide high quality service, member support and convenient, easy-to-use mail service delivery throughout the U.S. Projected savings for mail service are dependent on plan design features, including co-payments and incentives, and utilization patterns.

Specialty pharmacy services offer customers the ability to control spending on specialty medications and ensure patients receive the necessary, personalized support for complex medical conditions, in one of the fastest growing sectors of pharmaceutical spending. The Company’s specialty therapy medication management program uses a highly-trained and specialized clinical staff organized in disease pods, a patient-centric approach and evidence-based clinical treatment protocols. The patient care team communicates with the patient, patient’s physician, and other caregivers as needed to obtain a complete medical and pharmacy history and then designs an individualized treatment plan including patient education, counseling and expected therapy outcomes. Plan savings are achieved as the cost for specialty medication using this program is generally lower than retail pricing.

Web and Mobile Services — A suite of web-based services that enables customers to interact with the claims processing system using a standardized protocol in a secure environment. This method of access provides the Company's clients with the freedom to build products, tools, and reports that utilize data throughout their enterprises. Once the raw data is collected in house, it can be used by the customer as appropriate, thus providing far greater flexibility.

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

Healthcare IT

The Company's HCIT offerings deliver applications on a license, ASP, or fee-for-service basis to customers who administer and manage pharmacy benefits. Catamaran has achieved a broad industry footprint by deploying technology to help healthcare companies manage rising prescription drug costs and enhance the level of care they provide.

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

•
Enhanced coordination of benefits integrates external data sources with unique algorithms and eligibility data to identify beneficiaries with other coverage. This enables accurate identification of third-party liability in real-time prior to the claim being paid.

Medicare Part D

Since the inception of the Medicare Part D program, the Company has offered a comprehensive array of services to the Medicare marketplace, all compliant with Centers for Medicare and Medicaid Services (“CMS”) regulations and configured to meet the challenges of a rapidly changing and growing pharmaceutical landscape.

As a full-service PBM and a National Prescription Drug Plan, the Company supports a wide variety of Medicare Part D Plan Sponsors.  The Company provides prescription benefit management support for Medicare Advantage Prescription Drug plans ("MAPDs") and prescription drug plans ("PDPs"), including implementation of specific Medicare Part D plan designs, creation and maintenance of Medicare Part D formularies (including CMS submission), CMS reporting requirements and consultative, proactive account management. In addition, the Company offers a full-service Employer Group Waiver Plan product to employers who provide a retiree benefit.

The Industry

The Company believes the key market factors that influence spending on PBM and HCIT solutions and services by participants in the pharmaceutical supply chain are the amount spent on prescription drugs and the associated volume of prescription drugs dispensed and insurance claims processed each year. According to IMS Health (“IMS”), approximately 4.1 billion pharmacy prescriptions were written and filled in the United States during 2012 — representing a retail value in excess of $326 billion. Based on the factors described below, the Company expects drug utilization rates to continue to rise in the future. The Company estimates that the current market opportunity for its PBM and HCIT solutions and services in its industry is significant, and is growing at a rate in excess of the drug utilization rate alone due to the following factors:

Aging population and increased prescription drug spend.  According to the U.S. Census Bureau, the U.S. population is expected to age rapidly through 2030, when 19.5% of the population will be over the age of 65, compared to 12.0% in 2000. According to the projections, the population age 65 and older is expected to more than double between 2012 and 2060, from 43.1 million to 92.0 million. The older population would represent just over one in five U.S. residents by the end of the period, up from one in seven today. The increase in the number of the “oldest old” would be even more dramatic — those 85 and older are projected to more than triple from 5.9 million to 18.2 million, reaching 4.3 percent of the total population by 2060. Older Americans require more medications than their younger counterparts — often 20 to 40 prescriptions annually, according to CMS. According to the Kaiser Family Foundation ("Kaiser"), the number of prescriptions purchased in the U.S. increased 39% from 1999 to 2009, while the population only grew 9%. The increase in prescriptions due to an aging population is expected to drive demand for senior-focused clinical programs and benefit plans, as well as information technology decision support tools to facilitate on-line analytical assessment of specific population trends, which will address the PBM needs of an aging population.

Rising Drug Prices. According to CMS, projected prescription drug spending growth for 2014 is 5.2 percent due to an increase in the number of people with insurance coverage as a result of the Affordable Care Act ("ACA") and beyond 2014 average annual growth in prescription drug spending is projected to be 6.5 percent through 2022. Brand drug prices are expected to increase between 6% and 8% over the next three years according to Cowen and Company. With this growth, prescription drug spending could reach $460 billion by 2017 according to IMS, depending on how the ACA is implemented.

Health information technology stimulus. During 2009, the U.S. government enacted an approximately $20 billion stimulus package to spur the usage of electronic health records in the U.S. The package provides incentive payments to providers or hospitals to become meaningful users of electronic health records. The goal was to create a national infrastructure of health information technology to help improve health care quality, reduce health care costs, and add security to patient health records. The Company believes this program will fundamentally change the methods and manner in which health information records are shared, stored, and utilized. The stimulus package has to-date driven increased adoption of electronic medical records for hospitals, physicians and other medical providers and has facilitated many advancements that are now envisioned in the coordination of care through interchange of records with other providers, payors and even patients who will increasingly have technology available to assist with health care delivery and to monitor their healthcare conditions.

Health care reform.  The Company is focused on three pillars of healthcare reform:

1.Delivery Reforms - access, adequacy, consumer -centric care and choice, accountable partnering of providers, organization and care delivery teams. The Company is developing new paradigms for pharmacy benefit management and technology as  tools to assist with health care delivery reform. Examples of delivery reforms are Accountable Care Organizations, Consumer Oriented and Operated Health Plans and Dual Demonstration Projects.

2.Reimbursement Reforms - consumers select insurance through private and public health insurance exchanges. All Americans will be eligible. The public sector will be the largest payor. As such, we anticipate that the government will set the 'floor' for benefits and regulate standards of care and fee for service will increasingly yield to pay for performance. The Company is examining emerging reimbursement reforms and is developing new approaches to make pharmacy benefits affordable, manageable and performance oriented.

3.Outcomes or Evidenced Based Practice Reforms - the Company helps to design, manage and price pharmacy benefits along a continuum with multiple payors including the federal and state governments, employers and individuals, in an effort to manage and document the results of effective pharmacy management.

Health care reform creates opportunities for growth for the Company and cost-effective options for its clients.

Medicare Part D.  Medicare Part D is a program that subsidizes the costs of prescription drugs for Medicare beneficiaries. This program is heavily regulated with rules that can and do change on a regular basis. Ongoing regulatory changes by CMS will continue to fuel future demand for this program. Medicare Part D has impacted the demand for pharmacy benefit management as well as information technology, as the Company's customers are required to update their systems, and will continue to require support to maintain these systems.

Growth in Specialty Drug Spend.  Specialty drugs continue to grow with the segment making up approximately 31% of total drug spending for 2012 according to IMS.  It is projected that specialty drugs will comprise 45% of all pharmacy sales by 2017 according to Artemetrx. There is a trend in the marketplace to shift coverage of these drugs from the medical benefit to the pharmacy benefit in order to implement benefit design and clinical and reimbursement management strategies.  Biosimilars, a generic form of specialty drugs,  are not expected to reach the market before 2017-18 according to Cowen and Company. We believe the introduction of biosimilars will facilitate improved patient access to treatment and reduce cost to consumers.

Generic Pipeline. Products representing approximately $10 billion in annual sales that are currently subject to patent protection in the U.S. are expected to expire and face the prospect of generic competition in 2014 according to Cowen & Company.  Also according to Cowen & Company, over the next six years, branded drugs representing approximately $53 billion in annual sales that are currently subject to patent protection in the U.S. are expected to expire, fueling growth in the availability of generic equivalents.  Key drugs with patents expiring between 2014 and 2016 include Diovan, Abilify, Nexium, Copaxone, Gleevec, Celebrex, Tracleer, Advair Diskus, and Crestor.

Competition

The Company competes with numerous companies that provide the same or similar services. Its competitors range from large publicly traded companies to several small and privately owned companies which compete for a significant part of the market. The principal competitive factors are quality of service, scope of available services, and price. The ability to be competitive is influenced by the Company's ability to negotiate prices with pharmacies, drug manufacturers, and third-party rebate administrators. Market share for PBM services in the United States is highly concentrated, with a few national firms, such as Express Scripts Holding Company, CVS Caremark Corporation and OptumRx, a UnitedHealth Group Company, controlling a significant share of prescription volume. Some of the Company's competitors have been in existence for longer periods of time and are better established. Some of them also have broader public recognition and substantially greater financial and marketing resources. In addition, some of the Company's customers and potential customers may find it desirable to perform for themselves those services now being rendered by the Company.

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

Competitive Strengths

The Company believes that the following competitive strengths are the keys to its success:

Flexible, customized and independent services:  The Company believes a key differentiator between itself and its competitors is not only the Company's ability to provide innovative PBM services, but also to deliver these services on an à la carte basis. The Catamaran suite of PBM services offers the flexibility of broad product choice along the entire PBM continuum, enabling enhanced customer control, solutions tailored to the customer's specific requirements, and flexible pricing. The market for the Company's products is divided among customers who contract with Catamaran to provide a full-suite of PBM services, large customers that have the sophisticated technology infrastructure and staff required to operate a 24-hour data center and other customers that are not able or willing to operate these sophisticated systems.

The Company’s business model allows its customers the flexibility to operate the Company’s systems themselves (with or without taking advantage of the Company’s significant customization, consulting and systems implementation services) on a fee-per-transaction or subscription basis through ASP processing from the Company’s data center. In other cases, the Company fully manages a customer's pharmacy benefit program from claims adjudication through clinical programs and consulting.

Leading technology and platform:  The Company’s technology is robust, scalable, and web-enabled. The platform is able to cross-check multiple processes, such as reviewing claim eligibility, adverse drug reaction and properly calculating member, pharmacy and payor payments on a real-time basis. The Company’s technology is built on flexible, database-driven rule sets and broad functionality applicable for most any type of business. The Company believes it has one of the most comprehensive claims processing platforms in the market.

The Company’s technology platform allows it to provide customized comprehensive PBM services by offering customers a selection of services to choose from to meet their unique needs. The Company believes this à la carte offering is a key differentiator from its competitors.

Measurable cost savings for customers:  The Company provides its customers with increased control over traditional and specialty prescription drug costs and drug benefit programs. The Company’s pricing model and flexible product offerings are designed to deliver measurable cost savings to customers. The Company believes its pricing model is a key differentiator from its competitors for the Company’s customers who want to gain control of their prescription drug costs. For customers who select the Company’s pharmacy network and manufacturer rebate services on a fixed fee per transaction basis, there is clarity to the rebates and other fees payable by the pharmaceutical manufacturer or third-party rebate administrator to the customer. The Company believes that its pricing model together with the flexibility to select from a broad range of customizable services helps customers realize measurable results and cost savings.

Business Strategy

The Company seeks to enhance its position as a leading provider of technology-enabled PBM services to the pharmaceutical supply chain in North America. The Company’s primary strategies are:

•
Expand the breadth of the Company’s PBM services for health plans, self-insured employers and government agencies that sponsor pharmacy benefit plans:  Within the Company’s suite of products, several key initiatives are underway which the Company believes will help it to expand its revenue per claim and make the Company more competitive in the broader marketplace. The Company combines its scale and its claims processing capabilities with a full-suite of PBM services to offer competitively priced pharmacy networks, specialty drug and mail programs, manufacturer rebate contracts and clinical programs to enable customers to have more control over their drug spending. With the Company’s diversified product portfolio and marketplace demand for greater transparency in pricing of prescription drugs, the Company believes it is in an attractive market environment to continue its track record of growth.

•
Target Fortune 500 employers: With the consolidation of the PBM industry, large employers have fewer choices and often require customized solutions. The Company believes that its scale and flexible approach position it well in this attractive market.

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

•
Pursue strategic acquisition opportunities:  The Company actively evaluates opportunities to expand its product offerings and customer base through strategic acquisitions, such as the Merger with Catalyst and acquisition of Restat. The Company’s acquisition strategy focuses on identifying acquisition opportunities that expand its core footprint in the PBM market, add new products and services in potential high growth areas and provide additional scale in areas such as specialty pharmacy management, oncology or public sector pharmacy (including state Medicaid). The Company believes that its management team’s proven ability to successfully identify acquisition opportunities that are complementary and synergistic to its business and to integrate them into its existing operations with minimal disruption has played, and will continue to play, an important role in the expansion of its business.

•
Continue to expand and adapt capabilities to create opportunities related to healthcare reform: The Company is working with emerging Co-ops and qualified health plans to support healthcare reform. In addition, the Company is developing new paradigms to support delivery reform, which include accountable care organizations and dual demonstration projects. The Company is also examining emerging reimbursement reforms and adapting new approaches that make pharmacy benefits affordable, manageable and performance-oriented. Finally, the Company will continue to develop the technology and other resources to track consumers across public and private insurance exchanges, to manage requirements and to document the pharmacy performance against payment and quality standards. The Company believes that healthcare reform will create expansion opportunities.

•
Continue to evolve and expand the specialty offering: The Company will continue to invest in development of effective cost management programs for its specialty pharmacy services. In addition, the Company will continue to develop clinical and reporting capabilities to help drive pharmacy and physician referrals.

•
Broaden the Company’s services, technology and markets through next generation growth opportunities:  The Company continues to pursue next generation growth opportunities through proprietary development of new technology applications, application of predictive and prescriptive analytics and new PBM services. The Company currently has a number of tools that facilitate coordination of benefits, e-prescribing and other electronic health record keeping. In addition, the Company applies advanced analytics to encourage healthy behavior at the member level and to identify opportunities for prospective clients and clients to engage with the Company. Further, the Company believes that the healthcare reform law will continue to offer a number of potential growth opportunities as expansion of coverage is implemented.

Government Regulation
Various aspects of our business are governed by federal and state laws and regulations. Because sanctions may be imposed for violations of these laws, compliance is a significant operational requirement. We believe that we are in substantial compliance with all existing legal requirements material to the operation of our business. There are, however, significant uncertainties involving the application of many of these legal requirements to our business. In addition, there are numerous proposed health care laws and regulations at the federal and state levels, many of which could adversely affect our business, results of operations, and financial condition. We are unable to predict what additional federal or state legislation, regulations or enforcement initiatives may be enacted or taken in the future relating to our business or the health care industry in general, or what effect any such legislation, regulations or actions might have on us. We cannot provide any assurance that federal or state government authorities will not impose additional restrictions or adopt interpretations of existing laws or regulations that could have a material adverse effect on our business or consolidated results of operations, financial position or cash flow from operations.

Federal Laws and Regulations Affecting Our PBM Business
The following descriptions identify various federal laws and regulations that affect or may affect aspects of our PBM business:
The Health Care Reform Laws. In March 2010, the federal government enacted the Patient Protection and Affordable Care Act (Public Law 111-148), as amended by the Health Care and Education Reconciliation Act of 2010 (Public Law 111-152) (collectively, the “Health Care Reform Laws”), which contain a variety of provisions that could have a significant impact on us and our customers. The Health Care Reform Laws provide the opportunity for significant expansion of our PBM and health information technology activities. These potential benefits are the result of an expected increase in the number of individuals with health insurance and the potential increase in demand for pharmaceutical products and HCIT services. However, the Health Care Reform Laws also present great uncertainty for us and potential risks to our operations and financial success. The Health Care Reform Laws contain many provisions intended to reduce the government’s healthcare costs through reimbursement reductions, alternative payment methods and ongoing studies of healthcare reimbursement systems. For example, the Health Care Reform Laws established the Independent Payment Advisory Board, or IPAB, which is designed to make proposals as early as 2014 to reduce the per capita rate of growth in Medicare spending in years when that growth exceeds established targets. Another potential source of reimbursement uncertainty is the newly established Center for Medicare and Medicaid Innovation, or CMMI, which is designed to test the cost-cutting efficacy of innovative payment service delivery systems through demonstration projects. These types of provisions could have a significant impact on our profitability and that of our customers, particularly because of the unpredictability of the proposals that could be generated by the IPAB and the CMMI.
The Health Care Reform Laws also require PBMs to disclose certain information, including discounts and rebates obtained from pharmaceutical manufacturers, to Part D Plans or qualified health benefits plans offered through an exchange. In addition, the Health Care Reform Laws change the calculation of Medicaid rebates in a way that could increase or decrease pharmaceutical manufacturers’ incentives to provide discounts and rebates to PBMs. These changes could have a negative impact on our revenues or business model. Additionally, as noted above, the Health Care Reform Laws expand existing fraud and abuse provisions and significantly increase the resources available to the federal government to pursue fraud and abuse, which could expose us to greater scrutiny and possibly significant financial liability. For example, the Health Care Reform Laws generally extend the treble damages available for violations of the federal False Claims Act to violations relating to the state-based health insurance exchanges created by the Health Care Reform Laws. The Health Care Reform Laws also establish new civil monetary penalties: $15,000 daily for failure to grant timely access to the Office of Inspector General (“OIG”) of the U.S. Department of Health & Human Services (“HHS”) for the purposes of audits or investigations and $50,000 for each false record or statement knowingly submitted or caused to be submitted for payment of items furnished under a federal health care program. As a result, we may be forced to expend greater resources on monitoring and compliance programs and legal fees. Similarly, our customers may be subject to greater scrutiny and financial liability, which could indirectly put pressure on our financial relationships with those customers.
Aside from the particular provisions of the Health Care Reform Laws, there is significant uncertainty about how the Health Care Reform Laws will be implemented, likely through hundreds of new regulations, guidance documents and other policy statements that could result in significant changes to our business model and the healthcare industry as a whole.
Legislation and Litigation Affecting Drug Prices. Average wholesale price, or AWP, is a standard pricing metric published by third-party data sources and currently used throughout the PBM industry as the basis for determining drug pricing under contracts with clients, pharmacies, and pharmaceutical manufacturers. The calculation and reporting of AWP have been the subject of investigations by federal and state governments and litigation brought against pharmaceutical manufacturers, as well as data services companies that report AWP. While we are not responsible for calculations, reports or payments of AWP, investigations or lawsuits involving AWP could affect our business because many of our customer contracts, pharmaceutical purchase agreements, retail network contracts and other agreements use AWP as a pricing benchmark. In March 2009, a federal district court gave final approval to the settlement of class action lawsuits brought against First DataBank, or FDB, and Medi-Span, two primary sources of AWP reporting. Under the terms of the settlement, FDB and Medi-Span agreed to reduce the reported AWP of certain prescription drugs by four percent, effective September 26, 2009. In response to this action, we, as authorized in most of our standard customer contracts, adopted a revised pricing benchmark to assure cost neutrality for us, our customers, and pharmacies as to what they paid or received, as applicable, for prescription drug products using the AWP pricing benchmark before September 26, 2009 and what they would pay or receive on or after September 26, 2009. In addition, FDB discontinued the publishing of AWP in September 2011. Although Medi-Span continues to publish AWP, it is possible that the pharmaceutical industry may evaluate or develop an alternative pricing reference to replace AWP.
Legislation and Regulation of Medicare Advantage and Medicare Part D. The Medicare voluntary outpatient prescription drug benefit, known as Part D, established under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, became effective on January 1, 2006. The MMA also created new guidelines for Medicare health maintenance organizations, or HMOs, termed Medicare Advantage Prescription Drug Plans (“MA-PDs”), which offer both an outpatient prescription drug benefit and health care coverage.
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
For contracts beginning in 2014 or subsequent contract years, CMS has implemented medical loss ratio (“MLR”) requirements that require Part D Plans to devote 85% of their revenue to clinical services, prescription drugs, and other enrollee benefits (as opposed to such other items as administrative expenses or profit), subject to certain exceptions. Failure to meet the MLR threshold could result in financial and other penalties. Part D Plans are also subject to provisions of the MMA intended to deter “fraud, waste and abuse” and are strictly monitored by CMS and its Medicare Drug Integrity Contractors to ensure that Part D program funds are not spent inappropriately. In addition, CMS has announced that it will retire the Part D e-prescribing standards contained in the National Council for Prescription Drug Programs (“NCPDP”) Formulary and Benefit Standard 1.0 and will subsequently adopt the NCPDP Formulary and Benefit Standard 3.0, effective March 1, 2015.  Transitioning to the NCPDP Formulary and Benefit Standard 3.0 could result in significant administrative costs for us.
CMS requires Part D Plans to report 100% of all price concessions received for PBM services, and Part D Plans must use the amount paid to a pharmacy as the basis for determining cost sharing for beneficiaries and for reporting a plan’s drug costs to CMS. CMS guidance suggests that best practices would mandate that Part D Plans contractually require the right to audit their PBMs, as well as require complete transparency as to manufacturer rebates paid for drugs provided under the Part D Plan, including the portion of such rebates retained by the PBM as part of the price concession for the PBM’s services. Additionally, CMS requires Part D Plans to ensure through their contractual arrangements with first-tier, downstream and related entities (which would include PBMs) that CMS has access to such entities’ books and records pertaining to services performed in connection with Medicare Part D. CMS also suggests that Part D Plans should contractually require their first-tier, downstream and related entities to comply with certain elements of the Part D Plan’s compliance program.
The Health Care Reform Laws made changes to MA-PDs that are likely to result in significant reductions in government payments to the plans and reduced enrollment numbers. Those individuals leaving an MA-PD are expected to transition into the traditional Medicare program, making the net financial effect on our activities uncertain. The Health Care Reform Laws also made changes to the Medicare Part D program that could have an impact on our business. These new provisions include changes in the way drugs are paid for under the so called “coverage gap;” creation of protected classes of drugs that have an impact on, and allow the government more control over, formularies; reductions in the subsidies provided to higher income individuals; and changes in dispensing requirements in long-term care facilities.
Federal Anti-Kickback Laws. The federal Anti-Kickback Statute (the “AKS”) is a criminal law that prohibits an individual or entity from knowingly or willfully paying or receiving, subject to certain statutory exceptions and regulatory safe harbors, any remuneration, directly or indirectly, intended to induce a referral for the furnishing of any item or service for which payment may be made in whole or in part under a federal health care program, such as Medicare or Medicaid, or the purchase, lease, order or arranging for or recommending the purchase, lease or order of items or services for which payment may be made in whole or in part under a federal health care program. Penalties for violating the AKS may include imprisonment, criminal and civil fines and exclusion from participation in the federal health care programs.
The AKS has been interpreted broadly by courts; the HHS OIG, the agency charged with the enforcement of the AKS; and other administrative bodies. Because of the statute’s broad scope and limited statutory exceptions, the OIG has established certain regulatory safe harbors which, if fully met, should protect the parties from liability under the AKS. For example, safe harbors exist for certain properly disclosed and reported discounts received from vendors, certain investment interests, certain properly disclosed payments made by vendors to group purchasing organizations, certain personal services arrangements, and certain discount and payment arrangements between PBMs and HMO risk contractors serving Medicaid and Medicare members. A practice that does not fall within a statutory exception or a regulatory safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. The AKS has been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies and to PBMs in connection with such programs.
There are other anti-kickback laws that may be applicable, such as the Public Contracts Anti-Kickback Act and various state anti-kickback restrictions described below. Under the Public Contracts Anti-Kickback Act, it is a crime for any person to knowingly and willfully offer or provide any remuneration to a prime contractor to the United States, including a contractor servicing federal health care programs, in order to obtain favorable treatment in a subcontract. Violators of this law also may be subject to civil monetary penalties.
Federal Statutes Prohibiting False Claims. The federal False Claims Act (the “FCA”) imposes liability for knowingly making or causing to be made false claims to the government, including federal health care programs such as Medicare and Medicaid. For example, potential false claims include claims for services not rendered, or claims that misrepresent actual services rendered in order to obtain higher reimbursement. Private individuals may bring qui tam or whistleblower lawsuits against providers under the FCA, which authorizes the payment of a portion of any recovery to the individual bringing suit. Such actions are initially required to be filed under seal, pending their review by the Department of Justice (the “DOJ”). Federal district courts have interpreted the FCA as applying to claims for reimbursement that violate the AKS or the federal physician self-referral law, commonly referred to as the “Stark Law,” under certain circumstances. The Health Care Reform Laws expanded false claims liability by clarifying that an AKS violation can be a predicate for a false claim under the FCA and by adding a provision that imposes FCA liability on an individual or entity that fails to make a timely return of any overpayments received from Medicare or Medicaid. The FCA generally provides for the imposition of civil monetary penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed to be a separate violation of the FCA. Criminal provisions that are similar to the FCA provide that a corporation may be fined if it is convicted of presenting a false claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency. A number of qui tam cases have been brought against PBMs under the FCA and various analogous state laws, several of which have involved significant civil settlements. In recent years, federal and state government authorities have launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws, and they have conducted numerous investigations of pharmaceutical manufacturers, PBMs, pharmacies and health care providers with respect to false claims, fraudulent billing and related matters.

There are other false claims laws that may be applicable, such as the Fraud Enforcement and Recovery Act of 2009 (“FERA”) and the Deficit Reduction Act of 2005 (“DRA”), and various state false claims laws described below. The FERA expanded the scope of FCA liability to include reverse false claims, which apply to anyone who knowingly conceals, or knowingly and improperly avoids or decreases an obligation to pay or transmit money or property to the government. The DRA included provisions designed to reduce fraud, waste and abuse in the Medicaid program and created incentives for states to enact their own false claims acts, mirrored on the FCA. The DRA also strengthened Medicaid’s status as payor of last resort relative to private health insurance by specifying that PBMs and self-insured plans may be liable third-parties, which may subject PBMs and other participants in the pharmaceutical industry to increased prosecutorial and private litigant scrutiny.
Prompt Pay Laws. Under Medicare Part D and certain state laws and regulations, PBMs or certain PBM clients, such as Part D Plans, are required to pay retail pharmacy providers within established time periods that may be shorter than existing contracted terms. At least one state also requires that PBMs provide payment via electronic transfer instead of by check for pharmacy claims submitted electronically. Laws and regulations that require faster payment than our existing contracted payment terms may have a negative impact on our cash flow from operations.
HIPAA and Other Privacy and Confidentiality Legislation. Our activities involve the receipt, use and disclosure of confidential health information, including disclosure of the confidential information to a customer’s health benefit plan, as permitted in accordance with applicable federal and state privacy laws. In addition, we use and disclose de-identified data for analytical and other purposes. Many state laws restrict the use and disclosure of confidential medical information, and similar new legislative and regulatory initiatives are underway at the state and federal level.
The Health Insurance Portability and Accountability Act of 1996 and the regulations issued thereunder (collectively “HIPAA”) impose extensive requirements on the way in which health plans, healthcare providers that engage in certain electronic financial and administrative transactions covered by HIPAA, and healthcare clearinghouses (known as “covered entities”) and the persons or entities that create, receive, maintain, or transmit protected health information (“PHI”) to provide services to covered entities or to perform functions on their behalf (known as “business associates”), use, disclose and safeguard PHI, including requirements to protect the integrity, availability and confidentiality of electronic PHI. Many of these obligations were expanded under the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), passed as part of the American Recovery and Reinvestment Act of 2009. In January 2013, the Office for Civil Rights (“OCR”) of HHS issued a final rule under the HITECH Act that makes significant changes to the privacy, security, breach notification and enforcement regulations promulgated under HIPAA (the “Final Omnibus Rule”), and which generally took effect in September 2013. The Final Omnibus Rule enhances individual privacy protections, provides individuals new rights to their health information and strengthens the government’s ability to enforce HIPAA.
The privacy regulations (the “Privacy Rule”) issued by OCR pursuant to HIPAA give individuals the right to know how their PHI is used and disclosed, as well as the right to access, amend and obtain information concerning certain disclosures of PHI. Covered entities, such as pharmacies and health plans, are required to provide a written Notice of Privacy Practices (“NPPs”) to individuals that describes how the entity uses and discloses PHI, and how individuals may exercise their rights with respect to their PHI. For most uses and disclosures of PHI other than for treatment, payment, healthcare operations, and certain public policy purposes, HIPAA generally requires that covered entities obtain a valid written individual authorization. In most cases, use or disclosure of PHI must be limited to the minimum necessary to achieve the purpose of the use or disclosure. The Final Omnibus Rule modifies the content of NPPs in significant ways, requiring, among other things, statements informing individuals of their rights to receive notifications of any breaches of unsecured PHI and to restrict disclosures of PHI to a health plan where the individual pays out of pocket.
We are a covered entity under HIPAA in connection with our operation of mail and specialty service pharmacies. In connection with our other PBM and some HCIT services that require access to PHI, we are not considered a covered entity. However, our health plan clients and pharmacy customers are covered entities, and are required to enter into business associate agreements with vendors, such as PBMs, that perform a function or activity for the covered entity, or provide a service to the covered entity, that involves the creation, receipt, maintenance, or transmission of individually identifiable health information. The business associate agreements mandated by the Privacy Rule create a contractual obligation for us, as a business associate, to perform our duties for the applicable covered entity in compliance with the Privacy Rule. In addition, the HITECH Act subjects us to certain aspects of the Privacy Rule and the HIPAA security regulations when we act as a business associate, including imposing direct liability on business associates for impermissible uses and disclosures of PHI and the failure to disclose PHI to the covered entity, the individual or the individual’s designee (as specified in the business associate agreement), as necessary to satisfy a covered entity’s obligations with respect to an individual’s request for an electronic copy of PHI. The Final Omnibus Rule also extends the business associate provisions of the HIPAA Rules to subcontractors where the function, activity, or service delegated by the business associate to the subcontractor involves the creation, receipt, maintenance, or transmission of PHI. As such, business associates are required to enter into business associate agreements with subcontractors for services involving access to PHI and may be subject to civil monetary penalties for the acts and omissions of their subcontractors.
Importantly, the Final Omnibus Rule greatly expands the types of product- and service-related communications to patients or enrollees that will require individual authorizations by requiring individual authorization for all treatment and health care operations communications where the covered entity receives payment in exchange for the communication from or on behalf of a third-party whose product or service is being described. While OCR has established limited exceptions to this rule where individual authorization is not required, the marketing provisions finalized in the Final Omnibus Rule could potentially have an adverse impact on our business and revenues.

If we fail to comply with HIPAA or our policies and procedures are not sufficient to prevent the unauthorized disclosure of PHI, we could be subject to liability, fines and lawsuits under federal and state privacy laws, consumer protection statutes and other laws. Criminal penalties and civil sanctions may be imposed for failing to comply with HIPAA standards either as a covered entity or business associate, and these penalties and sanctions have significantly increased under the HITECH Act. In addition to imposing potential monetary penalties, the HITECH Act also requires OCR to conduct periodic compliance audits and empowers state attorneys general to bring actions in federal court for violations of HIPAA on behalf of state residents harmed by such violations. Several such actions have already been brought against both covered entities and at least one business associate, and continued enforcement actions are likely to occur in the future.
The transactions and code sets regulation promulgated under HIPAA (the “Transaction Rule”) requires that all covered entities that engage in certain electronic transactions, directly or through a third-party agent, use standardized formats and code sets. We, in our role as a business associate of a covered entity, must conduct such transactions in accordance with the Transaction Rule and related regulations that require the use of operating rules in connection with HIPAA transactions. We, in our role as a specialty pharmacy operator, must also conduct such transactions in accordance with such regulations or engage a clearinghouse to process their covered transactions. HHS promulgated a National Provider Identifiers (“NPI”) Final Rule which requires covered entities to utilize NPIs in all standard transactions. NPIs replaced NABP numbers for pharmacies, Drug Enforcement Agency numbers for physicians and similar identifiers for other health care providers for purposes of identifying providers in connection with HIPAA standard transactions. Covered entities may be excluded from federal health care programs for violating the Transaction Rule.
The security regulations (the “Security Rule”) issued pursuant to HIPAA mandate the use of administrative, physical and technical safeguards to protect the confidentiality of electronic PHI. The Security Rule applies to covered entities and business associates.
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
Final regulations governing the accounting of disclosures are forthcoming. The applicable proposed rule, if finalized, would require covered entities to develop systems to monitor and record (1) which of their employees and business associates access an individual’s electronic PHI contained in a designated record set, (2) the time and date access occurs, and (3) the action taken during the access session (e.g., modification, deletion, viewing). The final regulations could impose significant burdens on covered entities and business associates.
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

In addition, the DOL has issued several regulations that impose new fee disclosure rules on certain ERISA plans and their service providers. Those regulations do not currently apply to self-funded corporate health plans and their service providers, but the DOL has held hearings to discuss extending them in the future. As a result, we are not yet able to assess the effect the regulations may have on our business.
FDA Regulation. The U.S. Food and Drug Administration, or FDA, generally has authority to regulate drug promotional materials that are disseminated by or on behalf of a drug manufacturer. If the FDA learns of a potentially violative product that may lead or has led to a recall, the FDA may inspect facilities to determine the root cause of the problem and ensure that the firm has taken appropriate corrective and preventive action. In addition, the FDA has authority to require a drug manufacturer to submit and implement a risk evaluation and mitigation strategy (“REMS”) if the FDA determines that that a REMS is necessary for the safe and effective marketing of a drug. To the extent we dispense products subject to REMS requirements or provide REMS services to a pharmaceutical manufacturer, we are subject to audit by the pharmaceutical manufacturer.
Antitrust Regulation. Various federal and state antitrust laws prohibit competitors from fixing prices, dividing markets and boycotting competitors, regardless of the size or market power of the companies involved. Further, antitrust laws generally prohibit other conduct that is found to restrain competition unreasonably, such as certain attempts to tie or bundle services together and certain exclusive dealing arrangements.  Numerous lawsuits have been filed throughout the United States against pharmaceutical manufacturers, drug wholesalers and PBMs under various state and federal antitrust and unfair competition laws challenging, among other things: (i) brand drug pricing practices, (ii) the maintenance of retail pharmacy networks by PBMs and (iii) various other business practices of PBMs.  Both equitable relief and consumer redress, including treble damages recovery in certain circumstances, are generally available in successful antitrust actions.
State Laws and Regulations Affecting Our PBM Business
The following descriptions identify various state laws and regulations that affect or may affect aspects of our PBM business:
State Anti-Kickback/False Claims Laws. Many states have laws or regulations similar to the AKS and the FCA described above, while several others are currently considering passing or strengthening false claims laws. Such state laws are not necessarily limited to services or items for which government-funded health care program payments may be made. Such state laws may be broad enough to include improper payments made in connection with services or items that are paid by commercial payors or self-pay patients. Penalties for violating these state anti-kickback and false claims laws may include injunction, imprisonment, criminal and civil fines and exclusion from participation in the state Medicaid programs.
Consumer Protection Laws. Most states have enacted consumer protection and deceptive trade practices laws that generally prohibit payments and other broad categories of conduct deemed harmful to consumers. These statutes may be enforced by states or private litigants. Such laws have been and continue to be the basis for investigations, prosecutions, and settlements involving PBMs, initiated by state prosecutors as well as by private litigants.
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
Network Access Legislation. A majority of states now have some form of legislation affecting our ability to limit access to a pharmacy provider network, commonly referred to as “any willing provider” statutes, or removal of a network provider, known as “due process” statutes. Such legislation may require us, or our clients, to admit any retail pharmacy willing to meet the plan’s price and other terms for network participation, or may provide that a provider may not be removed from a network except in compliance with certain procedures. Similarly, there are any willing pharmacy provisions applicable to Medicare Part D plans.
Plan or Benefit Design Legislation. Some states have enacted legislation that prohibits certain types of managed care plan sponsors from implementing certain restrictive design features, and many states have legislation regulating various aspects of managed care plans, including provisions relating to the plan’s pharmacy benefits. For example, some states, under so-called freedom of choice legislation, provide that members of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers. Other states have enacted legislation purporting to prohibit health plans from offering members financial incentives for use of mail service pharmacies. Legislation has been introduced in some states to prohibit or restrict therapeutic intervention, to require coverage of all FDA-approved drugs or to require coverage for off-label uses of drugs where those uses are recognized in peer-reviewed medical journals or reference compendia. Other states mandate coverage of certain benefits or conditions and require health plan coverage of specific drugs, if deemed medically necessary by the prescribing physician. Such legislation does not generally apply to us directly, but may apply to certain of our clients, such as HMOs and health insurers. If legislation were to become widely adopted, it could have the effect of limiting the economic benefits achievable through PBMs. This development could have a material adverse effect on our business, results of operations, financial condition or cash flows.
Formulary Regulation. A number of states regulate the administration of prescription drug benefits. For example, some states have passed laws mandating coverage for off-label uses of drug products where those uses are recognized in peer-reviewed medical journals or reference compendia. Other states have enacted laws that regulate the development and use of formularies by insurers, managed care organizations and other third party payors. These laws have included requirements on the development, review and update of formularies, the role and composition of pharmacy and therapeutics committees, the disclosure of formulary information to health plan members, and a process for allowing members to obtain non-preferred drugs without additional cost-sharing when they are medically necessary and are determined to be clinically appropriates. In addition, in January 2014, CMS published a proposed rule that includes proposals that, if finalized, could impact “Medicare Advantage” (“MA”) and Part D program formulary structures. Currently, formularies must be structured so as to cover “all or substantially all” Part D drugs within six classes of clinical concern. CMS is proposing to narrow the applicability of this so-called “protected classes” policy to three of the six drug classes (antineoplastic, anticonvulsant, and antiretroviral). The Essential Health Benefits Rule implemented by the Health Care Reform Laws will also regulate how prescription drugs are covered and how formularies are developed for and administered by state-based or federal health insurance exchanges established pursuant to PPACA. These exchanges were required to begin enrolling consumers into coverage on October 1, 2013 and became fully operational on January 1, 2014. The increasing government regulation of formularies could significantly affect our ability to develop and administer formularies on behalf of our clients.

Financial Risk Plan Regulation. Fee-for-service prescription drug plans are generally not subject to financial regulation by the states. However, if a PBM offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing the benefit, laws in various states may regulate the plan. Such laws may require that the party at risk establish reserves or otherwise demonstrate financial responsibility. Laws that may apply in such cases include insurance laws, HMO laws or limited prepaid health service plan laws. Currently, we do not believe that our PBM business incurs financial risk of the type subject to such regulation. However, if we choose to become a regional PDP for the Medicare outpatient prescription drug benefit at some time in the future, we would need to comply with state laws governing risk-bearing entities in the states where we operate a PDP.
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
Laws and Regulations Related to Our Mail and Specialty Pharmacy Operations
We operate mail pharmacy facilities in Florida, Ohio and Texas and specialty pharmacies in Alabama, Georgia, Kansas, Louisiana, Maine, Massachusetts, Mississippi, Nevada, Tennessee, Texas, and West Virginia. In addition to the laws and regulations discussed above that may affect mail and specialty pharmacy operations, we are subject to state and federal statutes and regulations governing the operation of pharmacies, repackaging of drug products and dispensing of controlled substances. Among these are the following:

Pharmacy Licensure and Regulation. We are subject to state and federal statutes and regulations governing the operation of mail and specialty pharmacies and the dispensing of controlled substances. Our pharmacies deliver prescription drugs and supplies to individuals in all 50 states. The practice of pharmacy is generally regulated at the state level by state boards of pharmacy. Each of our pharmacies must be licensed in the state in which it is located. Also, many of the states where we deliver pharmaceuticals, including controlled substances, have laws and regulations that require out-of-state mail service pharmacies to register with that state’s board of pharmacy or similar regulatory body. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. Federal controlled substance laws require us to register our pharmacies with the U.S. Drug Enforcement Administration, or DEA, and to comply with security, record keeping, inventory control and labeling standards in order to dispense controlled substances. We are also subject to certain federal and state laws affecting Internet-based pharmacies because we dispense prescription drugs pursuant to refill orders received through our websites, among other methods. Several states have proposed new laws to regulate Internet-based pharmacies, and federal regulation of Internet-based pharmacies by the FDA or another federal agency has also been proposed. Other statutes and regulations may affect our mail service operations. For example, the Federal Trade Commission, or FTC, requires mail service sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the products to be sold, to fill mail service orders within thirty days and to provide clients with refunds when appropriate. In addition, the U.S. Postal Service has statutory authority to restrict the transmission of drugs and medicines through the mail. Our pharmacists are subject to state regulation of the profession of pharmacy and employees engaged in a professional practice must satisfy applicable state licensing requirements.
Federal Civil Monetary Penalties Law. The federal civil monetary penalties statute generally provides for the imposition of civil monetary penalties against any person who gives something of value to a Medicare or Medicaid beneficiary to induce the beneficiary to select a particular provider, practitioner or supplier over another for any item or service for which payment may be made in whole or in part under the

Medicare or Medicaid programs. Under this law, our specialty and mail pharmacies are restricted from offering certain items of value to influence a Medicare or Medicaid beneficiary’s use of our services.
Regulation of Controlled Substances. Our mail facilities must register with the DEA and individual state-controlled substance authorities in order to dispense controlled substances. Federal law requires us to comply with the DEA’s security, record keeping, inventory control and labeling standards in order to dispense controlled substances. State-controlled substance law requires registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state pharmacy licensing authority.

Other Regulations. Federal law prohibits the restocking and double billing of prescription drugs in connection with the Medicaid program. Additionally, the FTC regulates advertising by mail pharmacies and requires such facilities to stock a sufficient inventory or have adequate sources of supply to meet the anticipated demand for an advertised product, to fill orders within the time stated at the time the order was placed or within 30 days if no shipment statement was made, and to provide full or partial customer refunds when an order is appropriately cancelled or cannot be filled when or as required. The FTC also has authority to protect consumer privacy and personal information, which authority it has historically exercised broadly. In addition, the FDA sets standards for the packaging of prescription drugs. Federal and state anti-kickback laws also apply to our mail and specialty pharmacies. We believe that we are in substantial compliance with state and federal requirements pertaining to our mail and specialty pharmacy operations.

Employees

As of December 31, 2013, the Company had approximately four thousand employees, primarily located in Schaumburg, Illinois, Rockville, Maryland and Scottsdale, Arizona, whose services are devoted full time to Catamaran and its subsidiaries. The Company has never had a work stoppage. The Company’s personnel are not represented by any collective bargaining unit and are not unionized. The Company considers its relations with its personnel to be good. The Company’s future success will depend, in part, on its ability to continue to attract, retain, and motivate highly qualified technical and managerial personnel, for whom competition is intense.

Financial information about segments

The Company operates in two reportable operating segments, PBM and HCIT. Financial information about the Company’s segments is described in Note 17 — Segment Information to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Customers

The Company generates a significant portion of its revenue from a small number of customers and for the year ended December 31, 2013, Cigna Corporation ("Cigna") accounted for 23% of total revenue. The loss of, or substantial changes in the services provided to, these significant customers, or the loss of other customers that could be significant in the aggregate, could have a material adverse effect on the Company’s results of operations. See "Item 1A. - Risk Factors - Business Risks - We are dependent on key customers" below for additional information regarding our relationship with Cigna and other significant customers.

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

We are dependent on key customers.

We generate a significant portion of our revenue from a small number of customers. In June 2013, we entered into a ten-year strategic PBM partnering agreement with Cigna to provide PBM services to Cigna's clients and members. Cigna is our largest customer and will continue to account for a significant portion of our total revenue. See the below risk factor for additional risks specific to this customer.

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

Many of our clients put their contracts out for competitive bidding prior to expiration. Competitive bidding requires costly and time-consuming efforts on our behalf and, even after we have won such bidding processes, we can incur significant expenses in proceedings or litigation contesting the adequacy or fairness of these bidding processes. We could lose clients if they cancel their agreements with us, if we fail to win a competitive bid at the time of contract renewal, if the financial condition of any of our clients deteriorates or if our clients are acquired by, or acquire, companies with which we do not have contracts. Over the past several years, self-funded employers, third-party administrators and other managed care companies have experienced significant consolidation. Consolidations by their very nature reduce the number of clients who may need our services. A client involved in a merger or acquisition by a company that is not a client of ours may not renew, and in some instances may terminate, its contract with us. Our clients have been and may continue to be, subject to consolidation pressure.

Our contract with Cigna exposes us to several risks and challenges due to the size of the client and the complexity and long-term nature of the agreement.

As mentioned above, in June 2013, we entered into a ten-year strategic PBM partnering agreement with Cigna to provide PBM services to Cigna's clients and members. Cigna is our largest customer and continue to account for a significant portion of our total revenue. For the year ended December 31, 2013, Cigna accounted for 23% of our total revenue. As a result, our recurring revenue base could be significantly impacted by any adverse trends in Cigna's business.  For example, if Cigna were to exit portions of its business or lose major clients, our results of operations would be adversely affected.

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

We look to the acquisition of other businesses, such as the Merger with Catalyst, and acquisitions of National Medical Health Card Systems, Inc. (“NMHC”), MedfusionRx, PTRX, SaveDirectRx, HealthTran and Restat as a way to achieve our strategy of expanding our product offerings and customer base. The successful implementation of this acquisition strategy depends on our ability to identify suitable acquisition candidates, acquire companies on acceptable terms, integrate the acquired company's operations and technology successfully with our own, and maintain the goodwill of the acquired business. We are unable to predict whether or when we will be able to identify any suitable additional acquisition candidates or the likelihood that any potential acquisition will be completed. It is also possible that a potential acquisition will be dilutive to existing shareholders. In addition, while we believe we have the experience and know-how to integrate acquisitions, such efforts entail significant risks including, without limitation:

•	a diversion of management’s attention from ongoing business concerns;

•	failure to successfully integrate the operations, services, products and personnel of an acquired company;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	failure to realize expected synergies from an acquired company;

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

Contracts in the prescription drug industry, including our contracts with our retail network pharmacies and with our PBM customers, have traditionally used certain published benchmarks to establish pricing for prescription drugs. These benchmarks include Average Wholesale Price (“AWP”), Average Sales Price (“ASP”), Average Manufacturer Price ("AMP"), Wholesale Acquisition Cost, and Direct Price. Most of our contracts with pharmacies and customers historically utilized the AWP standard. Class action litigation settlements occurring in March 2009 with the two primary entities that publish AWP , have raised uncertainties as to whether payors, pharmacy providers, PBMs and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated or whether other pricing benchmarks will be adopted for establishing prices within the industry.

Further, changes in the reporting of any applicable pricing benchmarks, including the introduction of a new pricing benchmark in place of AWP, or in the basis for calculating reimbursements proposed by the federal government and certain states, and other legislative or regulatory adjustments that may be made regarding the reimbursement of payments for drugs by Medicaid and Medicare, including CMS's proposed retail survey-based alternative to AWP, could impact our pricing to customers and other payors and could impact our ability to negotiate discounts with manufacturers, wholesalers, or retail pharmacies. In some circumstances, such ongoing legislative and regulatory changes could also impact the reimbursement that we receive in our mail and specialty pharmacies or that we receive from Medicare or Medicaid programs for drugs covered by such programs and from managed care organizations that contract with government health care programs to provide prescription drug benefits. In addition, it is possible that payors and pharmacy providers will disagree with the use or application of the changes we have put in place or begin to evaluate other pricing benchmarks as the basis for contracting for prescription drugs and PBM services in the future, and the effect of this development on our business cannot be predicted at this time. Due to these and other uncertainties, we can give no assurance that the short or long-term impact of changes to industry pricing benchmarks will not have a material adverse effect on our financial performance, results of operations and financial condition in future periods.

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

If we lose relationships with one or more key pharmaceutical manufacturers or third-party rebate administrators or if rebate payments we receive from pharmaceutical manufacturers and rebate processing service providers decline, our business, results of operations, financial condition or cash flows could be negatively impacted.

We receive fees from our clients for administering a rebate program with pharmaceutical manufacturers based on the use of selected drugs by members of health plans sponsored by our clients, as well as fees for other programs and services. We believe our business, results of operations, financial condition or cash flows could suffer if:

•	we lose relationships with one or more key pharmaceutical manufacturers or third-party rebate administrators;

•	we are unable to finalize rebate contracts with one or more key pharmaceutical manufactures in the future, or are unable to negotiate interim arrangements;

•	rebates decline due to the failure of our health plan sponsors to meet market share or other thresholds;

•	legal restrictions are imposed on the ability of pharmaceutical manufacturers to offer rebates or purchase our program services;

•	pharmaceutical manufacturers choose not to offer rebates or purchase our programs or services; or

•	rebates decline to contract branded products losing their patients
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

Failures in compliance or changes in laws or regulations in the healthcare industry could adversely affect our business.

The healthcare industry is highly regulated and is subject to changing political, economic, and regulatory influences. For example, the Balanced Budget Act of 1997 (Public Law 105-32) contained significant changes to Medicare and Medicaid and had an impact for several years on healthcare providers' ability to invest in capital intensive systems. In addition, the Health Insurance Portability and Accountability Act of 1996 (Public Law 104-191) (“HIPAA”), as amended by the 2009 Health Information Technology for Economic and Clinical Health Act (Public Law 111-5) (“HITECH”), and Canadian privacy statutes directly impact the healthcare industry by requiring various security and privacy measures in order to ensure the protection of patient health information. Over the years, the government has become increasingly involved in healthcare issues, and healthcare related legislation continues to impact the industry and impose compliance obligations on the industry, including, for example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Public Law 108-173) (“Medicare Modernization Act” or “MMA”), which introduced the Medicare Part D benefit, effective January 1, 2006; the Deficit Reduction Act of 2005 (Public Law 109-171) (“DRA”); the Medicare Improvements for Patients and Providers Act of 2008 (Public Law 110-275) (“MIPPA”); the American Recovery and Reinvestment Act of 2009; the Patient Protection and Affordable Care Act (Public Law 111-148) (“PPACA”); and the Health Care and Education Reconciliation Act of 2010 (Public Law 111-152), which amended the PPACA (collectively, the “Health Care Reform Laws”). In addition, other U.S. initiatives at both the federal and state levels could lower reimbursement rates and otherwise change the business environment of our customers and the other entities with which we have a business relationship. Further, existing laws and regulations are subject to changing interpretation by courts, regulatory agencies, and enforcement by agency officials. PBMs have also increasingly become the target of federal and state litigation over alleged practices relating to prescription drug switching, soliciting and receiving unlawful remuneration, handling of rebates, and fiduciary duties, among others.

These healthcare law developments and compliance obligations affect PBMs directly, and also impact the purchasing practices and operation of healthcare organizations. For example, the Health Care Reform Laws impose new transparency requirements on PBMs, and CMS issued a final rule implementing these requirements in April 2012. Among other requirements, the new transparency regulations require PBMs to report certain data to the Medicare Part D plan sponsor, who in turn must provide such information to CMS, including, for example, the total number of prescriptions that were dispensed, the aggregate rebates and discounts received by the PBM and attributable to patient utilization under the plan, the percentage of all prescriptions that were provided through retail pharmacies compared to mail pharmacies, and the aggregate amount of rebates received by the PBM and passed through to a Medicare Part D sponsor.

The Health Care Reform Laws also contain programs to reform or amend the U.S. healthcare system and to change healthcare financing and reimbursement systems. These reforms are expected to increase the number of individuals who have health insurance coverage and expand the market for pharmaceutical products. However, healthcare industry participants may also respond by reducing their investments or postponing investment decisions, including investments in our product offerings. The healthcare industry is expected to continue to undergo significant changes for the foreseeable future, and we cannot ensure that we will not be subject to legislative review nor can we predict the effect of possible future legislation and regulation on our business, financial condition and results of operations.

The workers' compensation industry is also highly regulated and subject to various political, economic and regulatory influences. State Departments of Insurance in many key states have set forth maximum state fee schedules for workers' compensation provider reimbursement. These maximum fee schedules may be reduced by regulators at any time to the detriment of PBMs and providers. Any willing provider statutes are also significant in workers' compensation because non-network pharmacies may seek reimbursement at rates higher than Company contracted pharmacies, thereby driving up reimbursement costs. Moreover, while the Company believes that all in-network pharmacies should be reimbursed at contracted rates, many providers and third-party billers believe that such reimbursement should be at the higher of the state maximum fee schedule or the contracted rates. If the positions of such providers and third-party billers are held valid, the Company may be subject to significant economic risk.

Additionally, we hold a number of federal and state licenses which are necessary to conduct our business. With our acquisition of MedfusionRx and its specialty pharmacies in December 2010, additional state regulations became applicable to us. Various aspects of the specialty pharmacy business are governed by state laws and regulations not previously applicable to us or which may now be applicable in different ways. Significant sanctions may be imposed for violations of these laws and compliance programs are a significant operational requirement of our business. There are significant uncertainties involving the application of many of these legal requirements to us. Accordingly, we may be required to incur additional administrative and compliance expenses in determining the applicable requirements and in adapting our compliance practices, or modifying our business practices, in order to satisfy changing interpretations and regulatory policies. Failure to comply with requirements of our state and federal licenses could result in the loss of such licenses which could adversely affect our business.

Government efforts to reduce health care costs and alter health care financing practices could lead to a decreased demand for our services or to reduced rebates from manufacturers.

The Health Care Reform Laws and other proposals considered by Congress related to health care, could impact PBMs directly (e.g., requiring disclosure of information about pricing and product switches) or indirectly (e.g., modifying reimbursement rates for pharmaceutical manufacturers participating in government programs). The Health Care Reform Laws and other health care related proposals and related regulations may increase government involvement in healthcare and regulation of PBM, pharmacy services and managed care plans, or otherwise change the way we do business. Some of these initiatives would, among other things, require that health plans members have greater access to drugs not included on a plan's formulary and give health plan members the right to sue their health plans for malpractice when they have been denied care. Health plan sponsors may react to the Health Care Reform Laws or other health care related proposals, and the uncertainty surrounding them, by cutting back or delaying the purchase of our PBM services, and manufacturers may react by reducing rebates or reducing supplies of certain products. These proposals could lead to a decreased demand for our services or to reduced rebates from manufacturers. We cannot predict what effect, if any, these proposals may have on our businesses. PBMs have been subject in recent years to enhanced political scrutiny for entering into agreements with manufacturers to allegedly limit access to generic products and for allegedly contributing to over-utilization and off-label use of some antipsychotic drugs. This enhanced scrutiny may result in increased audits or examination of the PBM industry. Further, in its FY 2013 Workplan, the HHS Office of Inspector General (“OIG”) has indicated an intent to focus on PBMs, with plans to (i) review the rebates collected by Medicare Part D sponsors and PBMs and analyze whether there are any discrepancies between the rebate amounts negotiated between PBMs and manufacturers and the actual rebates paid and (ii) assess Medicare Part D sponsors' abilities to oversee the ways in which PBMs carry out their responsibilities to administer their formularies and manage prescription drug use. Other legislative or market-driven changes in the healthcare system that we cannot anticipate could also materially adversely affect our business, financial condition and results of operations.

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

Uncertainty regarding the impact of Medicare Part D and any failure to comply with applicable CMS regulation may adversely impact our business and financial results.

We currently participate in the administration of the Medicare Part D voluntary prescription drug benefit: (i) through the provision of PBM services to our health plan customers and other customers that have qualified as a PDP or MA prescription drug plan, (ii) by assisting employers, unions and other health plan customers that qualify for the retiree drug subsidy available under Medicare Part D by collecting and submitting eligibility and/or drug cost data to CMS for them in order to obtain the subsidy, and (iii) by operating as a CMS approved Employer/Union Group Waiver PDP contract with CMS (S8841). Like many aspects of our business, the administration of the Medicare Part D program is complex and any failure to effectively execute the provisions of the Medicare Part D program may have an adverse effect on our financial position, results of operations or cash flows.

In addition, as an approved PDP sponsor, we are a direct contractor to the federal government and are subject to the rules, regulations, and enforcement authority of the federal government over its contractors. Our subsidiary, Catamaran Insurance of Ohio, Inc, holds a contract with CMS to offer PDP services to employer groups. As required by CMS regulations for becoming a PDP sponsor, Catamaran Insurance of Ohio, Inc. is licensed as a domestic insurance company in its domicile state, Ohio, and is further licensed as a non-resident insurer in 47 other states. We are currently able to offer non-risk based and risk-bearing Medicare benefits to employer groups. We do not currently offer our PDP services directly to individual Medicare Part D enrollees and we would require a contract with CMS authorizing us to do so. If material contractual or regulatory non-compliance was to be identified, including, for example, during CMS audits or client audits in cases where we service PDP sponsors, recoupment, monetary penalties and/or applicable sanctions, including suspension of enrollment and marketing or debarment from participation in Medicare programs, could be imposed, which could adversely impact the business. Further, the adoption or promulgation of new or more complex regulatory requirements or changes in the interpretation of existing regulatory requirements, in each case, associated with Medicare may require us to incur significant compliance-related costs which could adversely impact our business and our financial results.

In addition, due to the availability of Medicare Part D, some of our employer clients may stop providing pharmacy benefit coverage to retirees, instead allowing retirees to choose their own Part D plans, which could cause a reduction in utilization for our services. Extensive competition among Medicare Part D plans could also result in the loss of Medicare members by our managed care customers, which would cause a decline in our membership base.

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

Our software products may be susceptible to undetected errors or similar problems, which may cause our systems to fail to perform properly.

Complex software such as ours may contain defects or errors that are difficult to detect, even through testing, and despite testing by us, our existing and future software products may contain errors. We strive to regularly introduce new solutions and enhancements to our products and services. If we detect any errors before introducing a product, we may have to delay commercial release for an extended period of time while the problem is addressed and in some cases may lose sales as a result of the delay. If we do not discover software errors that affect our products until after they are sold and become operational, we would need to provide enhancements to correct such errors, which would result in unexpected additional expense and diversion of resources to remedy such errors.

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

In July 2012, we entered into a $1.8 billion senior secured term loan and revolving credit agreement with a group of lenders led by JP Morgan Chase Bank, N.A. (the "Credit Agreement”). Concurrently with the Merger with Catalyst, we borrowed $1.4 billion under the Credit Agreement to partially finance the Merger. In October 2013 we borrowed $350.0 million under the Credit Agreement to partially finance the acquisition of Restat. Our indebtedness under our credit facilities could adversely affect our financial condition. We will be required to devote a portion of our cash flows from operating activities to service our indebtedness, and therefore, such cash flows will not be available for other corporate purposes. If we are unable to generate sufficient cash flow from operations in the future to service our debt obligations, we may be required to refinance all or a portion of our existing debt facilities, or to obtain additional financing and facilities. However, we may not be able to obtain such refinancing or additional facilities on favorable terms or at all.

The operating and financial restrictions and covenants contained in the agreements governing our outstanding and future indebtedness may limit our ability to finance future operations or capital needs, borrow additional funds for development and make certain investments. For example, the Credit Agreement restricts our ability to, among other things: incur certain additional debt or issue guarantees; incur or permit certain liens to exist; make certain investments, acquisitions or other restricted payments; dispose of assets; engage in certain types of transactions with affiliates; and merge, consolidate or transfer all or substantially all of our assets.

If we are required to write off goodwill or other intangible assets, our financial position and results of operations would be adversely affected.

We have significant goodwill and other intangible assets totaling approximately $5.9 billion as of December 31, 2013. We are required to periodically evaluate goodwill and other intangible assets for impairment. In the future we may take charges against earnings resulting from impairment. Any determination requiring the write-off of a significant portion of our goodwill or other intangible assets could adversely affect our results of operations and our financial condition.

Our tax filings are subject to possible review, audit and/or reassessment and we may be liable for additional taxes, interest or penalties if the final tax outcome is different from those provided for in our filings.

Although our primary operations are in the United States, we also have operations in foreign jurisdictions. Our income tax liability is therefore a consolidation of the tax liabilities we expect to have in various locations. Our tax rate is affected by the profitability of our operations in all locations, tax rates and systems of the countries in which we operate, our tax policies and the impact of certain tax planning strategies which we have implemented or may implement. To determine our worldwide tax liability, we make estimates of possible tax liabilities. Our tax filings, positions and strategies are subject to review by applicable taxing authorities and the outcomes of such reviews are uncertain. In addition, these audits generally take place years after the period in which the tax provision in question was provided and it may take a substantial amount of time before the final outcome of any audit is known. Future final tax outcomes could also differ materially from the amounts recorded in our financial statements. These differences could have a material effect on our financial position and our net income in the period such determination is made.

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

We have identified a material weakness in our internal controls that could adversely affect our business and results of operations and result in material misstatements in our financial statements.

As described in "Item 9A. -Controls and Procedures", we have concluded that our internal control over financial reporting was ineffective as of December 31, 2013 due to a material weakness in the operating effectiveness of general information technology controls ("GITCs") intended to ensure that access to applications and data was adequately restricted to appropriate internal personnel. As a result, our business, reputation and operations may be adversely affected. A failure to remediate our material weakness in a timely manner may result in misstatements of our results of operations, restatements of our financial statements, a decline in the price of our securities or other material adverse effects on our business, reputation, operations or financial results.  In addition, there can be no assurances that additional material weaknesses or significant deficiencies in our internal controls will not be identified in the future,

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None

ITEM 2.	PROPERTIES
The Company’s principal executive offices, along with PBM and HCIT operations, are located in a 300,686 square foot leased office facility located at 1600 McConnor Parkway, Schaumburg, Illinois (suburban Chicago). This lease expires in January 2025. Additionally, the Company maintains PBM and HCIT operations in several other leased locations in the U.S. and Canada, including Arizona, Arkansas, Colorado, Georgia, Illinois, Ontario (Canada), Massachusetts, Maryland, Pennsylvania, Wisconsin and Texas. We operate mail pharmacy facilities in Florida, Ohio and Texas and specialty pharmacies in Alabama, Georgia, Kansas, Louisiana, Maine, Massachusetts, Mississippi, Nevada, Tennessee, Texas, Indiana and West Virginia. The Company believes these properties are adequate for its current operations. All of the Company's facilities are leased, except the new specialty pharmacy located in Jeffersonville, Indiana, which is owned by the Company.

ITEM 3.	LEGAL PROCEEDINGS
For information on legal proceedings, see Note 16 — Commitments and Contingencies to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, which is hereby incorporated by reference into this Item 3.

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
Market Information
The Company’s common stock is traded on the Toronto Stock Exchange (“TSX”) and NASDAQ Stock Market (“NASDAQ”) under the ticker symbols “CCT” and “CTRX,” respectively. Stock prices quoted on the TSX are denominated in Canadian dollars. The following table sets forth for each period indicated the high and low sales prices for the Company’s common stock on the TSX:

	High		Low
2013
First quarter	Cdn	$59.00	Cdn	$47.23
Second quarter	Cdn	$58.62	Cdn	$47.78
Third quarter	Cdn	$60.93	Cdn	$47.10
Fourth quarter	Cdn	$55.00	Cdn	$45.86
2012
First quarter	Cdn	$37.62	Cdn	$28.64
Second quarter	Cdn	$52.85	Cdn	$36.17
Third quarter	Cdn	$53.30	Cdn	$42.03
Fourth quarter	Cdn	$52.75	Cdn	$45.49
The Company’s common stock began trading on the NASDAQ on June 13, 2006. The following table sets forth for each period indicated the high and low sales prices for the Company’s common stock on the NASDAQ:

	High	Low
2013
First quarter	$57.40	$47.91
Second quarter	$58.18	$46.29
Third quarter	$58.73	$45.76
Fourth quarter	$52.75	$43.49
2012
First quarter	$38.21	$28.41
Second quarter	$51.99	$36.41
Third quarter	$52.40	$41.67
Fourth quarter	$53.13	$45.43

On January 31, 2014, the closing sale price of the common stock, as reported by the TSX and NASDAQ was Cdn.$54.19 and $48.62 per share, respectively. As of January 31, 2014, there were approximately 65,292 holders of the Company’s common stock either of record or in street name.

Dividend Policy

We have never paid a cash dividend on our common shares and have no present intention to commence the payment of cash dividends. It is possible that the Board of Directors could determine in the future, based on the Company's financial and other relevant circumstances at that time, to pay cash dividends. We currently intend to retain earnings to finance the growth and development of our business and for working capital and general corporate purposes. Any payment of dividends will be at the discretion of our board of directors and will depend upon earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law and other factors. In particular, the terms of the Credit Agreement limit our ability to pay dividends. See Note 9 — Long-Term Liabilities in the notes to our consolidated financial statements for more information on the Credit Agreement.

Stock Performance
TSX
The following graph shows a five-year comparison of the yearly percentage change in the cumulative returns for the Company’s stock, as compared to the TSX Composite Index and the S&P/TSX Capped Health Care index, as of December 31 of each year indicated. The graph assumes an initial investment of Cdn.$100 was made on January 2, 2009 and assumes the reinvestment of any dividends.
The following table presents the five-year comparison of cumulative returns for the Company’s stock, as compared to the TSX Composite Index and the S&P/TSX Capped Health Care Index, as of December 31 of each year indicated. The values assume an initial investment of Cdn.$100 was made on January 2, 2009 and assume the reinvestment of any dividends. Amounts presented in the table below are in Canadian dollars.

	Cumulative Total Return
	1/2/2009	2009	2010	2011	2012	2013
Catamaran	$100.00	$251.32	$373.68	$502.37	$820.70	$885.09
TSX Composite	$100.00	$127.20	$145.58	$129.47	$134.65	$147.51
S&P/TSX Capped Health Care Index	$100.00	$126.27	$176.57	$200.21	$222.19	$311.04

Nasdaq

The following graph shows a five-year comparison of the yearly percentage change in the Company’s stock, as compared to the Nasdaq Composite Index and the iShares Dow Jones US Healthcare Index, as of December 31 of each year indicated. The graph assumes an initial investment of $100 was made on January 2, 2009 and assumes the reinvestment of any dividends.
The following table presents a five-year comparison of cumulative returns for the Company’s stock, as compared to the Nasdaq Composite Index and the iShare Dow Jones US Healthcare index, as of December 31 of each year indicated. The values assume an initial investment of $100 was made on January 2, 2009 and assumes the reinvestment of any dividends.

	Cumulative Total Return
	1/2/2009	2009	2010	2011	2012	2013
Catamaran	$100.00	$287.02	$455.96	$600.85	$1,002.13	$1,009.79
Nasdaq Composite	$100.00	$139.02	$162.53	$159.61	$185.00	$255.89
iShares Dow Jones US Healthcare	$100.00	$120.29	$125.24	$139.34	$163.37	$230.76
The information in this “Stock Performance” section shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934.
Recent Sales of Unregistered Securities
Not applicable.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data have been derived from the consolidated financial statements of the Company contained elsewhere in this Annual Report on Form 10-K and the Company’s Annual Report on Form 10-K for the fiscal years ended December 31, 2012 and 2011. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, including the notes thereto.

	For The Years Ended December 31,
	2013 (9)	2012 (5)(6)(7)(8)	2011(4)	2010(2)(3)	2009(1)
	(Dollars in thousands except share and per share data)
Statement of Operations Data:
Revenue	$14,780,094	$9,940,120	$4,975,496	$1,948,389	$1,438,634
Net income attributable to the Company	$262,170	$116,658	$91,786	$64,735	$46,061
Earnings per share attributable to the Company
Basic	$1.27	$0.70	$0.74	$0.53	$0.44
Diluted	$1.27	$0.70	$0.73	$0.51	$0.43
Weighed average common shares outstanding:
Basic	206,013,876	166,765,682	124,253,312	121,473,662	104,016,816
Diluted	206,719,526	167,830,620	125,903,516	126,273,200	107,189,492
Ratio of earnings to fixed charges(10)	8.18	6.89	35.20	30.94	9.98

Balance Sheet Data:
Total assets	$7,995,763	$7,385,127	$1,050,307	$816,790	$662,080
Debt-current and long-term portion	$1,265,363	$1,173,403	$—	$—	$—
Total equity	$4,911,498	$4,609,861	$671,038	$553,256	$458,494
 Notes:

1)
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

4)
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

6)
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

7)
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

8)
On September 20, 2012, the Company executed a two-for-one stock split effected by a stock dividend on the issued and outstanding common shares of the Company. All share and per share data presented in this Annual Report have been adjusted to reflect this stock split.

9)
On October 1, 2013, the Company completed the acquisition of Restat, LLC, a privately held pharmacy benefit manager based in Milwaukee, Wisconsin, for a purchase price of $409.5 million in cash subject to certain customary post-closing adjustments. The purchase price was funded from Catamaran’s existing cash balance and $350.0 million in borrowings under the Revolving Facility. The acquisition provides the Company the opportunity to bring Catamaran's full-suite of technology and clinical services to Restat's clients, including mail and specialty pharmacy services.

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

Certain statements included in this MD&A, including those that express management's objectives and the strategies to achieve those objectives, as well as information with respect to the Company's beliefs, plans, expectations, anticipations, estimates and intentions, constitute “forward-looking statements” within the meaning of applicable securities laws. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management at this time, are inherently subject to significant business, economic and competitive uncertainties and contingencies. We caution that such forward-looking statements involve known and unknown risks, uncertainties and other risks that may cause our actual financial results, performance, or achievements to be materially different from our estimated future results, performance or achievements expressed or implied by those forward-looking statements. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including without limitation, our ability to achieve increased market acceptance for our product offerings and penetrate new markets; our ability to compete successfully; our dependence on, and ability to retain, key customers; customer demands for enhanced services levels or loss or unfavorable modification with our customers; the risks and challenges associated with our PBM partnering agreement with Cigna Corporation due to the size of the client and the complexity and term of the agreement; consolidation in the healthcare industry; our ability to identify and complete acquisitions, manage our growth, integrate acquisitions and achieve expected synergies from acquisitions; changes in industry pricing benchmarks and continuing market and economic challenges; our ability to maintain our relationships with pharmacy providers, pharmaceutical manufacturers, third-party rebate administrators and suppliers; compliance with existing laws, regulations and industry initiatives and future change in laws or regulations in the healthcare industry; our ability to maintain our relationships with suppliers; the outcome of any legal or tax proceeding that has been or may be instituted against us; the existence of undetected errors or similar problems in our software products; potential liability for the use of incorrect or incomplete data; interruption of our operations due to outside sources and breach of our security by third parties; our dependence on the expertise of our senior management and other personnel; maintaining our intellectual property rights and litigation involving intellectual property rights; our ability to obtain, use or successfully integrate third-party licensed technology; our ability to accurately forecast our financial results; our level of indebtedness and the covenants and restrictions in the agreements governing our outstanding indebtedness; our access to sufficient capital to fund our future requirements; potential write-offs of goodwill or other intangible assets; and the material weakness identified in our internal control over financial reporting.

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

Overview

PBM Business

The Company provides a broad range of PBM services to customers, which include managed care organizations, local governments, unions, corporations, HMOs, employers, workers' compensation plans, third-party health care plan administrators, and federal and state government programs. The PBM services include electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail pharmacy claims management, specialty pharmacy claims management, Medicare Part D services, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, data access and reporting and information analysis. The Company also owns and operates a network of mail and specialty pharmacies.

The mail pharmacies provide members flexibility, privacy, and easy access to their maintenance medications while offering significant plan savings to the customer. These pharmacies provide high quality service, member support and convenient, easy-to-use mail service delivery throughout the United States. Plan savings for mail service are dependent on plan design features, including co-payments and incentives, and utilization patterns.

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

Under the Company’s customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants. As such, the Company does not include participant co-payments paid to non-Company owned pharmacies in revenue or cost of revenue. During 2013, 2012 and 2011, pharmacies, excluding the Company's internally owned mail and specialty locations, collected approximately $2.9 billion, $1.8 billion, and $0.7 billion, respectively, in co-payments from the participants. If we had included these co-payments collected at non-Company owned pharmacies in our reported revenue and direct expenses, our operating and net income would not have been affected.

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

Operating Expenses

The Company’s operating expenses primarily consist of cost of revenue, selling, general and administrative (“SG&A”) costs, depreciation, and amortization. Cost of revenue includes the costs of drugs dispensed as well as costs related to the products and services provided to customers and costs associated with the operation and maintenance of the transaction processing centers. These costs include salaries and related expenses for professional services personnel, transaction processing centers’ personnel, customer support personnel and depreciation expense related to data center operations. SG&A costs relate to selling expenses, commissions, marketing, network administration and administrative costs, including legal, accounting, investor relations and corporate development costs. Depreciation expense relates to the depreciation of property and equipment used by the Company for general corporate purposes to conduct its PBM and HCIT businesses. Amortization expense relates to definite-lived intangible assets from business acquisitions.

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

The complex environment in which the Company operates presents it with opportunities, challenges, and risks. The Company’s clients are paramount to its success; the retention of existing and winning of new clients and members poses the greatest opportunity, and the loss thereof represents an ongoing risk. The preservation of the Company’s relationships with pharmaceutical manufacturers and the Company's network of participating pharmacies is very important to the execution of its business strategies. The Company’s future success will depend in part on its ability to drive volume at its mail and specialty pharmacies and increase generic dispensing rates in light of the significant brand-name drug patent expirations expected to occur over the next several years. The Company’s ability to continue to provide innovative and competitive clinical and other services to clients and patients, including the Company’s active participation in the Medicare Part D benefit and the rapidly growing specialty pharmacy industry, also will play an important part in the Company’s future success.

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

The Company operates in a competitive environment where clients and other payors seek to control the growth in the cost of providing prescription drug benefits. The Company’s business model is designed to reduce the level of drug cost. The Company helps manage drug cost primarily through its programs designed to maximize the substitution of expensive brand drugs with equivalent but much lower cost generic drugs, obtaining competitive discounts from suppliers, securing rebates from pharmaceutical manufacturers and third-party rebate administrators, securing discounts from retail pharmacies, applying the Company’s sophisticated clinical programs, and efficiently administering prescriptions dispensed through the Company’s mail and specialty pharmacies.

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

Flexible, customized and independent services:  The Company believes a key differentiator between itself and its competitors is not only the Company's ability to provide innovative PBM services, but also to deliver these services on an à la carte basis. The Catamaran suite of PBM services offers the flexibility of broad product choice along the entire PBM continuum, enabling enhanced customer control, solutions tailored to the customer's specific requirements, and flexible pricing. The market for the Company's products is divided among customers who contact with Catamaran to provide a full-suite of PBM services, large customers that have the sophisticated technology infrastructure and staff required to operate a 24-hour data center and other customers that are not able or willing to operate these sophisticated systems.

The Company’s business model allows its customers the flexibility to operate the Company’s systems themselves (with or without taking advantage of the Company’s significant customization, consulting and systems implementation services) on a fee-per-transaction or subscription basis through ASP processing from the Company’s data center. In other cases, the Company fully manages a customer's pharmacy benefit program from claims adjudication through clinical programs and consulting.

Leading technology and platform:  The Company’s technology is robust, scalable, and web-enabled. The platform is able to cross-check multiple processes, such as reviewing claim eligibility, adverse drug reaction and properly calculating member, pharmacy and payor payments on a real-time basis. The Company’s technology is built on flexible, database-driven rule sets and broad functionality applicable for most any type of business. The Company believes it has one of the most comprehensive claims processing platforms in the market.

The Company’s technology platform allows it to provide customized comprehensive PBM services by offering customers a selection of services to choose from to meet their unique needs. The Company believes this à la carte offering is a key differentiator from its competitors.

Measurable cost savings for customers:  The Company provides its customers with increased control over traditional and specialty prescription drug costs and drug benefit programs. The Company’s pricing model and flexible product offerings are designed to deliver measurable cost savings to customers. The Company believes its pricing model is a key differentiator from its competitors for the Company’s customers who want to gain control of their prescription drug costs. For customers who select the Company’s pharmacy network and manufacturer rebate services on a fixed fee per transaction basis, there is clarity to the rebates and other fees payable by the pharmaceutical manufacturer or third-party rebate administrator to the customer. The Company believes that its pricing model together with the flexibility to select from a broad range of customizable services helps customers realize measurable results and cost savings.
Selected trends and highlights for the year ended December 31, 2013 compared to the same period in 2012
Business Trends
Our results for the year ended December 31, 2013 reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics, low-cost brands and mail and specialty pharmacies. A key focus during the year was completing the integration of Catalyst as well as the integration of our recent acquisition of Restat, LLC ("Restat") in October. The addition of these companies with their additional scale and product offerings helped the Company continue to see the positive trends we experienced in 2012 related to improved pricing from increased scale and increased generic usage, and enabled the Company to offset the negative impact of various marketplace forces affecting pricing and plan structure, among other factors, and thus we were able to continue to generate improvements in our results of operations. Additionally, the regulatory environment continued to evolve during the year and we have continued to make significant investments in our product offerings designed to keep us ahead of the competition.

The integration of our recent acquisitions has helped drive overall growth in our top line revenue as well as in our overall operating results. We also continue to benefit from better management of ingredient costs through increased competition among generic manufacturers. The average generic dispensing rate ("GDR"), or the number of generic prescriptions as a percentage of the total number of prescriptions dispensed, for Catamaran clients reached 84% in 2013, compared to 82% in 2012. This aggressive generic trend is a result of a consultative client management approach and the strategic management of generic utilization, channel management, clinical programs, plan design and the use of a preferred network. This increase was helped considerably by a continuing wave of major generic releases.

Financial results

Total revenue in 2013 was $14.8 billion as compared to $9.9 billion in 2012. The increase is largely attributable to an increase in PBM revenue of $4.8 billion driven by a full year of results from Catalyst whereas 2012 included only six-months of Catalyst results. Additionally, the recent acquisition of Restat, which was completed on October 1, 2013 as well as organic growth driven by new customer contract implementations in 2013 helped improve revenues in 2013 over 2012. As a result of these factors, the Company's adjusted prescription claim volume increased 48.8% in 2013 to 296.0 million from 198.9 million during 2012. Adjusted prescription claim volume equals the Company's retail and specialty pharmacy prescriptions, plus mail pharmacy prescriptions multiplied by three. The mail pharmacy prescriptions are multiplied by three to adjust for the fact that they typically include approximately three times the amount of product days supplied compared with retail and specialty prescriptions.

Operating income increased $226.7 million, or 104.5%, in 2013 to $443.8 million as compared to $217.0 million in 2012. The increase is largely attributable to an increase of $392.3 million in gross profit driven by increased adjusted prescription claim volume due to the factors noted above. The increase in gross profit was partially offset by a $71.3 million increase in SG&A expenses due to additional costs to support and integrate the business acquired from Catalyst and Restat, plus a $73.1 million increase in amortization expense primarily due to the intangible assets acquired as a result of those acquisitions.

The Company reported net income attributable to the Company of $262.2 million, or $1.27 per share (fully-diluted), for the year ended December 31, 2013, an increase of $145.5 million or 124.7% compared to $116.7 million, or $0.70 per share (fully-diluted), in 2012. Net income attributable to the Company is higher for the year ended December 31, 2013 as compared to 2012 as a result of a full year of the Catalyst book of business, the addition of the Restat book of business and other new customer contract implementations during the year, as well as a decrease in the transaction and integration costs related to the Company's Merger with Catalyst that closed in Q3 2012. These positive impacts to net income attributable to the Company were offset by an increase in operating expenses as discussed above, as well as an increase in interest expense of $13.3 million as a result of the Company's borrowings utilized to partially finance the Merger with Catalyst being outstanding for a full year, as well as additional borrowings utilized to help finance in part the acquisition of Restat.

Earnings per share attributable to the Company (fully-diluted) increased $0.57 or 81.4% to $1.27 for the year ended December 31, 2013 as compared to $0.70 for the year ended December 31, 2012, primarily due to the increase in net income attributable to the Company as previously noted as well as a decrease in the transaction and integration costs as discussed above.

Strong operational results and strong attention to cash management yielded cash flow from operations of $475.4 million in 2013, an increase of $225.7 million from 2012.

Business combinations

On October 1, 2013, the Company completed the acquisition of Restat, a privately held PBM based in Milwaukee, Wisconsin, for a purchase price of $409.5 million in cash subject to certain customary post-closing adjustments. The purchase price was funded from Catamaran’s existing cash balance and $350.0 million in borrowings under the Revolving Facility. The acquisition provides the Company the opportunity to bring Catamaran's full-suite of technology and clinical services to Restat's clients, including mail and specialty pharmacy services.

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

Results of Operations

	Years Ended December 31,
	2013	2012	2011
	In thousands, except per share data
Revenue	$14,780,094	$9,940,120	$4,975,496
Cost of revenue	13,654,449	9,206,744	4,666,008
Gross profit	1,125,645	733,376	309,488
SG&A	440,759	369,492	145,788
Depreciation of property and equipment	37,926	16,749	6,744
Amortization of intangible assets	203,192	130,116	16,385
Operating income	443,768	217,019	140,571
Interest and other expense, net	41,626	26,682	2,277
Income before income taxes	402,142	190,337	138,294
Income tax expense	103,403	69,316	46,508
Net income	298,739	121,021	91,786
Less: Net income attributable to non-controlling interest	36,569	4,363	—
Net income attributable to the Company	$262,170	$116,658	$91,786
Diluted earnings per share attributable to the Company	$1.27	$0.70	$0.73

Revenue

Revenue increased $4.8 billion, or 48.7%, to $14.8 billion during 2013 from $9.9 billion in 2012 as a result of an increase in adjusted prescription claim volume of 48.8% to 296.0 million in 2013 from 198.9 million during 2012. Several factors drove the increase in the adjusted prescription claim volume, including a full year of volume from the Catalyst book of business, organic volume added through new customer contract implementations from a strong 2012 selling season and volume added in the fourth quarter of 2013 as a result of the acquisition of Restat. The Company expects a significant increase in adjusted prescription claim volume and associated revenues in 2014 as a result of a full year of volume from the Restat book of business and the Cigna contract implementation throughout 2014.

Revenue increased $5.0 billion, or 99.8%, to $9.9 billion during 2012 as compared to 2011, primarily due to the Merger with Catalyst, which was completed on July 2, 2012 and contributed $3.2 billion to 2012 revenues, new customer starts during 2012 and an increase in new

PBM services sold to several existing HCIT customers as a result of synergies between the HCIT and PBM segments, which allowed the Company to focus on offering a broader array of products and services to the Company's customers.

Cost of Revenue

Cost of revenue increased $4.4 billion, or 48.3%, to $13.7 billion in 2013 from $9.2 billion in 2012, primarily due to the increased adjusted claim volume due to the reasons noted in the revenue discussion above. During the years ended December 31, 2013 and 2012, the cost of prescriptions dispensed from the Company's PBM segment accounted for 97.6% and 92.2% of the cost of revenue, respectively. The cost of prescriptions dispensed is substantially comprised of the actual cost of the prescription drugs sold, plus any applicable shipping or dispensing costs. As a percentage of revenue, cost of revenue was 92.4% and 92.6% for the years ended December 31, 2013 and 2012, respectively. Increasing the utilization of generics and increased volumes at the Company's owned mail and specialty pharmacies helped yield a slightly lower cost as a percentage of revenue during 2013. The increased scale as a result of recent acquisitions has also aided in lowering costs of goods sold as a percentage of revenue. The Company continues to focus on increasing generic utilization, mail and specialty penetration and improved pricing as a result of increased scale in order to lower our costs of goods sold.

During 2012, cost of revenue increased $4.5 billion, or 97.3%, to $9.2 billion as compared to $4.7 billion in 2011. The increase in cost was consistent with the increased revenue during 2012, which was driven by the increased revenue from the PBM segment as a result of the Merger with Catalyst, new customer starts in 2012 as well as additional services sold to existing customers.

Gross Profit

Gross profit increased $392.3 million, or 53.5%, to $1.1 billion during 2013, mainly due to an increase in PBM gross profit of $404.1 million, or 62.7% which was generated from the Merger with Catalyst, the recent acquisition of Restat and organic growth as a result of new customer contract implementations in 2013. Consolidated gross profit percentage increased from 7.4% of revenue for the year ended December 31, 2012 to 7.6% of revenue for the year ended December 31, 2013, as a result of synergies realized from the integrations of Catalyst and Restat customers, increased generic utilization and improved mail and specialty penetration during 2013. As noted above, the Company anticipates a significant increase in adjusted prescription claim volume and revenues in 2014 as a result of a full year of volume from the Restat book of business and the ramp up of the Cigna contract implementation. As previously noted, it's expected that the Cigna contract will contribute to gross profit at a much lower gross profit percentage as compared to the Company's historical gross profit percentage due to the volume of business that the Cigna contract will contribute. Accordingly, the Company anticipates its gross profit percentage to decrease in 2014.

Gross profit increased $423.9 million, or 137.0%, to $733.4 million during 2012 as compared to 2011, mostly due to incremental PBM revenues. Gross profit percentage increased from 6.2% of revenue for the year ended December 31, 2011 to 7.4% of revenue for the year ended December 31, 2012. The PBM segment's gross profit percentage increased due to the synergies realized from the Company's acquisitions.

SG&A Costs

SG&A costs for the year ended December 31, 2013 were $440.8 million compared to $369.5 million and $145.8 million for the years ended December 31, 2012 and 2011, respectively. SG&A costs consist primarily of employee costs in addition to professional services costs, facilities and costs not related to cost of revenue. SG&A costs have increased $71.3 million, or 19.3%, from 2012 to 2013 due to having a full year of costs to support and integrate the business acquired from Catalyst that were only present for half of the year in 2012. Additionally, operating costs increased related to the acquisition of Restat and certain lease exit costs incurred during 2013 that were not present during 2012, along with increased costs as a result of organic increases in SG&A in order to support the growth of the PBM segment, specifically related to the new Cigna contract announced in June 2013 for which the Company has already began investing in additional personnel and infrastructure to support the implementation of that contract.

SG&A costs increased in 2012 as compared to 2011 due to additional costs related to the Merger with Catalyst and acquisition of HealthTran that were not present in 2011 coupled with increases due to transaction and integration expenses related to the Merger totaling $27.2 million and another $17.0 million of expenses related to the Merger comprised of $6.6 million for transactions entered into by Catalyst prior to the Merger that were deemed to have future benefit to the Company and $10.4 million in severance charges incurred subsequent to the close of the Merger. SG&A costs also include stock-based compensation expense of $24.2 million, $17.0 million and $8.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in stock-based compensation was due to additional awards granted and increasing fair values per award.

Depreciation

Depreciation expense relates to property and equipment used in all areas of the Company except for those depreciable assets directly related to the generation of revenue, which is included in the cost of revenue in the consolidated statements of operations. Depreciation expense increased $21.2 million to $37.9 million for the year ended December 31, 2013 from $16.7 million for the same period in 2012, driven by an additional half of year of depreciation from the assets acquired in the Merger with Catalyst, the acquisition of Restat, along with new asset purchases in 2013 to support the continued growth in the Company's business. Depreciation expense will continue to increase in 2014 as a result of a full year of depreciation of Restat assets, along with an increase due to new asset purchases in 2013.

Depreciation expense for the year ended December 31, 2012 increased $10.0 million from $6.7 million in 2011 as a result of new asset purchases made during 2012, plus the additional depreciation related to the assets acquired in the Merger with Catalyst and the acquisition of HealthTran.

Amortization

Amortization expense for the year ended December 31, 2013 increased $73.1 million to $203.2 million compared to $130.1 million for the year ended December 31, 2012. The increase in amortization expense was driven mainly by an additional half year of amortization of the intangible assets acquired in the Merger with Catalyst as well as additional amortization as a result of the acquisition of Restat. Amortization expense is expected to increase to approximately $213.2 million in 2014 as a result of having a full year of Restat amortization.

Amortization expense for the year ended December 31, 2012 was $130.1 million compared to $16.4 million for the year ended December 31, 2011. The increase was driven mainly by the amortization of intangible assets acquired in the Merger with Catalyst and acquisition of HealthTran in 2012. Amortization expense also increased in 2012 due to an $8 million adjustment to the useful life to the trade name intangible asset the Company carried from its acquisition of Medfusion in 2010. The adjustment to the useful life was triggered as a result of the Company re-branding its specialty business as BriovaRx in October 2012 and ceasing the use of the Medfusion name.

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

Interest and other expense, net

Interest and other expense, net increased $14.9 million to $41.6 million for the year ended December 31, 2013 from $26.7 million in 2012. The increase is driven by an increase in the interest expense of $13.3 million to $39.1 million for the year ended December 31, 2013 from $25.8 million in 2012. The increase in interest expense is a result of a full year of outstanding borrowings under the Company's credit facility used to partially finance the Merger with Catalyst and an additional $350.0 million utilized to partially finance the acquisition of Restat. Refer to Note 9 — Long - Term Liabilities in the notes to the consolidated financial statements for more information related to the Company's credit facility. Interest expense, increased $23.9 million to $25.8 million for the year ended December 31, 2012 compared to 2011, primarily due to interest related to the $1.4 billion utilized under the Company's credit facility to partially finance the Merger with Catalyst during 2012.

Income Taxes

The Company recognized income tax expense of $103.4 million for the year ended December 31, 2013, representing an effective tax rate of 25.7%, compared to $69.3 million, representing an effective tax rate of 36.4%, for the same period in 2012. The increase in tax expense in 2013 compared to 2012 was mainly due to higher taxable income as a result of the Merger with Catalyst as well as new customer implementations in 2013. The effective tax rate decreased during the current year due to certain costs the Company incurred in 2012 that were not deductible as a result of the Catalyst Merger which increased the effective rate in 2012. Additionally, tax benefits related to cross jurisdictional financing reduced the effective tax rate in 2013 versus 2012.

The Company recognized income tax expense of $69.3 million, representing an effective tax rate of 36.4% in 2012 compared to $46.5 million, representing an effective tax rate of 33.6%. The effective tax rate increased during 2012 due to certain costs that were not deductible and other taxes triggered as a result of the Catalyst Merger.

Segment Analysis

The Company manages its business in two segments: PBM and HCIT, and evaluates segment performance based on revenue and gross profit. Information about the Company’s reportable segments for the years ended December 31, 2013, 2012 and 2011 is presented below:

PBM	Years Ended December 31,
(dollars in thousands)	2013	2012	2011
Revenue	$14,632,104	$9,785,084	$4,859,243
Cost of revenue	13,583,941	9,141,029	4,602,662
Gross profit	$1,048,163	$644,055	$256,581
Gross profit %	7.2%	6.6%	5.3%

PBM revenue increased by $4.8 billion, or 49.5% to $14.6 billion for the year ended December 31, 2013 as compared to $9.8 billion in 2012. The increase in revenue is primarily due to a full year of revenue contribution from Catalyst, the acquisition of Restat, which was completed on October 1, 2013, as well as organic growth as a result of the implementation of new customer contracts in 2013. As a result of these customer additions, adjusted prescription claim volume for the PBM segment increased 48.8% to 296.0 million from 198.9 million during 2012.

PBM revenue increased $4.9 billion, or 101.4%, for the year ended December 31, 2012 as compared to 2011 primarily due to the Merger with Catalyst as well as due to new customer starts during 2012.

Cost of revenue was $13.6 billion for the year ended December 31, 2013, compared to $9.1 billion for the same period in 2012, an increase of $4.4 billion, or 48.6%, due to the increase in PBM revenue and increased adjusted prescription claim volume. Cost of revenue is predominantly comprised of the cost of prescription drugs. As a percentage of revenue, cost of revenue was 92.8% and 93.4% for the years ended December 31, 2013 and 2012, respectively. The decrease in the cost of revenue as a percentage of revenue was primarily due to the additional synergies realized as a result of the Merger as well as the increased use of lower cost generic drugs and higher utilization of the Company's owned mail and specialty pharmacies. Generic drug usage continues to be a focus of the industry, and the Company, to help drive down health care costs to our customers. The average GDR for PBM clients reached 84% in 2013, a 2% increase from 2012. This increase was achieved through a broad range of plan design solutions, helped considerably by a continuing wave of major generic releases. The Company will continue to seek opportunities for increased generic prescription drug usage to help reduce overall prescription drug costs to its customers and the Company.

For the year ended December 31, 2012, compared to 2011, cost of revenue increased $4.5 billion, or 98.6%. The increase was in line with the increase in PBM revenues during this period. As a percentage of revenue, cost of revenue was 93.4% and 94.7% for the years ended December 31, 2012 and 2011, respectively. The decrease in the cost of revenue as a percentage of revenue was primarily due to the synergies realized as a result of the Merger as well as the increased use of lower cost generic drugs and higher utilization of the Company's owned mail and specialty pharmacies.

Gross profit increased $404.1 million, or 62.7% to $1.0 billion for the year ended December 31, 2013, compared to $644.1 million in 2012 due to the integration of Catalyst customers acquired as of July 2, 2012, incremental revenue as a result of the Restat acquisition and new customer contract implementations. Gross profit percentage was 7.2% and 6.6% for the years ended December 31, 2013 and 2012, respectively. Gross profit percentage increased primarily as a result of synergies realized from the integration of Catalyst and Restat customers during 2013, along with improved usage of generics and higher utilization at the Company's mail and specialty pharmacies.

During the year ended December 31, 2012, gross profit increased $387.5 million, or 151.0%, compared to gross profit in 2011. This growth was primarily due to the Merger with Catalyst as well as the HealthTran acquisition along with the expansion of the customer base, in 2012 compared to 2011. Gross profit percentage was 6.6% and 5.3% for the years ended December 31, 2012 and 2011. Gross profit percentage increased during 2012 as compared to 2011 due to the synergies realized from the integration of Catalyst as well as the HealthTran acquisition.

HCIT	Years Ended December 31,
(dollars in thousands)	2013	2012	2011
Revenue	$147,990	$155,036	$116,253
Cost of revenue	70,508	65,715	63,346
Gross profit	$77,482	$89,321	$52,907
Gross profit %	52.4%	57.6%	45.5%

HCIT revenue decreased $7.0 million, or 4.5% to $148.0 million for the year ended December 31, 2013 as compared to $155.0 million in 2012. The decrease was primarily due to a decrease in revenues earned from transaction processing as a result of lower transaction volume, customer conversions to the PBM segment and a decrease in professional services revenue.

HCIT revenue increased $38.8 million or 33.4% to $155.0 million for the year ended December 31, 2012 as compared to $116.3 million in 2011. The increase was primarily due to an increase in revenues earned from transaction processing as a result of increased volume or rates from existing customers and additional revenues earned from Catalyst and HealthTran customers included in the HCIT segment. These increases in revenue were slightly offset by a decrease in transaction processing revenues as a result of the Merger with Catalyst due to Catalyst being a former HCIT customer. There is no net profit impact of this lost revenue stream on the Company's consolidated results.

Cost of revenue increased $4.8 million or 7.3% to $70.5 million for the year ended December 31, 2013 as compared to $65.7 million for the year ended December 31, 2012. Cost of revenue increased $2.4 million or 3.7% to $65.7 million for the year ended December 31, 2012 as compared to $63.3 million for the same period in 2011. Cost of revenue includes the direct support costs for the HCIT business as well as depreciation expense of $4.3 million, $3.5 million and $2.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, cost of revenue includes stock-based compensation expense of $1.4 million for the year ended December 31, 2013 and $0.7 million for the years ended December 31, 2012 and 2011. Cost of revenue increased during 2013 as compared to 2012 mainly due to investments in our systems. The Company's HCIT costs do not always directly correlate with changes in revenue. Most of the increased revenues of 2012 were related to transaction processing, which often do not incur cost increases when volumes rise due to the scalability of the Company's systems.

Gross profit decreased $11.8 million, or 13.3%, to $77.5 million for the year ended December 31, 2013 as compared to $89.3 million for the year ended December 31, 2012. Gross profit percentage was 52.4% for the year ended December 31, 2013, as compared to 57.6% for the same period in 2012. The decreases in gross profit and gross profit percentage are attributable to revenue decreases in transaction processing volumes and cost of revenue increases as discussed above.

Gross profit increased $36.4 million, or 68.8%, to $89.3 million for the year ended December 31, 2012 as compared to $52.9 million in 2011, and gross profit percentage was 57.6% for the year ended December 31, 2012, as compared to 45.5% in 2011. The increases in gross profit and gross profit percentage are attributable to the mix of the Company's HCIT revenue moving to more transaction processing as a percentage of total revenues. This reduced the percentage of revenues attributable to professional services, which carry the lowest gross profit percentage in the Company's HCIT segment due to the direct labor costs associated with professional services.

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

The following is a reconciliation of the Company's reported net income to EBITDA for the years ended December 31, 2013, 2012 and 2011.

EBITDA Reconciliation	Years Ended December 31,
(in thousands)	2013	2012	2011
Net income attributable to the Company (GAAP)	$262,170	$116,658	$91,786
Add:
Amortization of intangible assets	203,192	130,116	16,385
Depreciation of property and equipment	42,232	20,234	9,492
Interest and other expense, net	41,626	26,682	2,277
Income tax expense	103,403	69,316	46,508
Adjustments related to non-controlling interest	(1,527)	(276)	—
EBITDA	$651,096	$362,730	$166,448

EBITDA increased $288.4 million for the year ended December 31, 2013 compared to 2012, primarily due to an increase in sales within the PBM segment as a result of the Merger with Catalyst, the recent acquisition of Restat as well as organic growth from new customer contract implementations. This was partially offset by increased costs incurred to support the Company's business growth and recent acquisitions.

EBITDA increased $196.3 million for the year ended December 31, 2012, compared to 2011, primarily due to the Merger with Catalyst as well as an organic increase in sales within the PBM segment from new customer contract implementations. This was partially offset by Merger-related costs, including transaction and integration expenses, as well as increased costs incurred to support the Company's business growth.

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

Below is a reconciliation of the Company's reported net income to Non-GAAP net income and the related Adjusted EPS for the years ended December 31, 2013, 2012 and 2011.

Adjusted EPS Reconciliation	Years Ended December 31,
(in thousands, except per share data)	2013		2012		2011
	Operational Results	Per Diluted Share	Operational Results	Per Diluted Share	Operational Results	Per Diluted Share

Net income attributable to the Company (GAAP)	$262,170	$1.27	$116,658	$0.70	$91,786	$0.73
Amortization of intangible assets	203,192	0.98	130,116	0.77	16,385	0.13
Tax effect of reconciling item	(52,220)	(0.25)	(47,362)	(0.28)	(5,505)	(0.04)
Non-GAAP Net income attributable to the Company	$413,142	$2.00	$199,412	$1.19	$102,666	$0.82

Adjusted EPS for the year ended December 31, 2013 was $2.00 as compared to $1.19 in 2012. The increase in Adjusted EPS is mainly due to an increase in net income attributable to the Company which was driven by an increase in the PBM revenue along with a decrease in the transaction costs incurred to complete the Merger with Catalyst. This was partially offset by increased costs incurred to support the Company's business growth and recent acquisitions.

Adjusted EPS for the year ended December 31, 2012 was $1.19 as compared to $0.82 in 2011. Increased gross profit earned from the expansion of the Company's PBM business, as well as recent acquisitions helped improve the Company's Adjusted EPS during 2012. This was partially offset by increased transaction costs related to the Catalyst Merger and additional costs to support the Company's business growth, together with an increase in the number of diluted shares during 2012 as compared to 2011. Diluted shares increased in 2012 primarily due to the Company's issuance of 12.0 million common shares in a May 2012 public offering and the issuance of 66.8 million shares to complete the Merger with Catalyst.

Liquidity and Capital Resources

The Company’s sources of liquidity have primarily consisted of cash provided by operating activities, proceeds from its public offerings, proceeds from credit facilities and stock option exercises. On October 1, 2013, the Company completed the acquisition of Restat for a purchase price of $409.5 million in cash, which was funded from Catamaran’s existing cash balance and $350.0 million in borrowings under the Revolving Facility. Due to the borrowings from the Credit Agreement used to complete the Merger of Catalyst and the acquisition of Restat the Company incurred a significant increase in its interest expense as compared to prior years and expects this expense and the related principal payments to continue throughout the term of the Credit Agreement. As of December 31, 2013, the Company had approximately $1.3 billion of outstanding debt under its Credit Agreement and approximately $500 million of available borrowing capacity thereunder. Refer to Note 9 — Long-Term Liabilities in the notes to the consolidated financial statements for more information regarding the Credit Agreement, including the amendment executed in 2013.

At December 31, 2013 and 2012, the Company had cash and cash equivalents totaling $387.2 million and $370.8 million, respectively. The Company believes that its cash on hand, together with cash generated from operating activities, and the amount available under its Credit Agreement, will be sufficient to support planned operations for the foreseeable future. At December 31, 2013, cash and cash equivalents consist of cash on hand, deposits in banks and bank term deposits with original maturities of 90 days or less.

As of December 31, 2013, all of the Company’s cash and cash equivalents were exposed to market risks, primarily changes in U.S. interest rates. Declines in interest rates over time would reduce interest income related to these balances. Additionally, although the Company's primary operations are in the U.S., the Company is incorporated as a Canadian company. Cash that the Company holds in the U.S. would be subject to taxation if it is repatriated to Canada; however, the Company has determined that its U.S. earnings are permanently reinvested in the U.S. and accordingly deferred income taxes have not been recorded on the Company's U.S. earnings. Due to the Merger, the Company was required to pay a tax on its non-repatriated U.S. earnings through the end of 2012. As a result, the Company did not have any non-repatriated earnings prior to the end of 2012.

Consolidated Balance Sheets

Selected balance sheet highlights at December 31, 2013 are as follows:

•
Accounts receivable represent trade accounts receivable from our customers. Accounts receivable increased $233.8 million to $959.6 million at December 31, 2013 from $725.8 million at December 31, 2012, driven by increases in revenue of $4.8 billion during the year ended December 31, 2013, largely attributable to the acquisition of Restat, as well as the implementation of new customer contracts. The accounts receivable balance is impacted by changes in revenues, as well as the timing of collections, and is continually monitored by the Company to ensure timely collections and to assess the need for any changes to the allowance for doubtful accounts.

•
Rebates receivable of $306.0 million relate to billed and unbilled PBM receivables from pharmaceutical manufacturers and third-party administrators in connection with the administration of the rebate program where the Company is the principal contracting party. The receivable and related payables are based on estimates, which are subject to final settlement. Rebates receivable balance was relatively flat at $306.0 million as of December 31, 2013 compared to $302.5 million at December 31, 2012. The Company does not process rebates for all PBM customers and accordingly the rebates receivable balance does not always fluctuate proportionately with changes in revenues and prescription claim volumes.

•
As of December 31, 2013, goodwill and other intangible assets were $4.7 billion and $1.2 billion, respectively. Goodwill increased by $242.2 million from December 31, 2012 to December 31, 2013 mainly due to the acquisition of Restat, while intangible assets were flat during this period due to an increase in intangible asset amortization offset by intangible assets recorded from the Restat acquisition. Please refer to Note 7 — Goodwill and Other Intangibles Assets for future amortization expense as of December 31, 2013.

•
Accounts payable predominantly relates to amounts owed to retail pharmacies for prescription drug costs and dispensing fees in connection with prescriptions dispensed by the retail pharmacies to the members of the Company’s customers when the Company is the principal contracting party with the pharmacy. As of December 31, 2013, the accounts payable balance has increased $173.0 million to $817.8 million from $644.8 million at December 31, 2012, due to increased prescription claim transactions driven by the acquisition of Restat and new customer contracts implemented in 2013.

•
Pharmacy benefit management rebates payable represents amounts owed to PBM customers for rebates from pharmaceutical manufacturers and third-party administrators where the Company administers the rebate program on the customer’s behalf, and the Company is the principal contracting party. The payables are based on estimates, which are subject to final settlement. Pharmacy benefit management rebates payable increased $54.2 million to $356.3 million at December 31, 2013, from $302.1 million at December 31, 2012, due to the increased rebate volume as a result of the addition of Catalyst and Restat customers. Similar to the change in rebates receivable, the Company does not process rebates for all customers, and accordingly the rebates payable balance does not always fluctuate proportionately with changes in revenues and prescription claim volumes.

•
Accrued liabilities are mainly comprised of customer deposits, salaries and wages payables, contingent consideration and other accrued liabilities related to operating expenses of the Company. Accrued liabilities decreased to $254.1 million at December 31, 2013 from $254.8 million at December 31, 2012.

Cash flows from operating activities

For the year ended December 31, 2013, the Company generated $475.4 million of cash through its operations. Cash provided by operating activities increased by $225.7 million compared to the same period in 2012. Cash from operating activities has increased during this period mainly due to the Company's increased revenue base as a result of the Merger with Catalyst, the acquisition of Restat and organic growth as a result of new customer contract implementations in 2013. Although the increased revenue base increased net income by $177.7 million, the increase in net income was offset in part by an increase in amortization expense of $73.1 million, which is a non-cash expense, effectively increasing the Company's cash flow from operations during 2013 versus 2012. The Company's operating cash flow was also impacted by a net cash inflow of $22.7 million due to increased volume and timing of receipts and payments associated with the Company's rebate program as well as a cash outflow of $83.2 million due to the timing of receipts on the Company's outstanding accounts receivable balance.

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

For the year ended December 31, 2012, the Company generated $249.7 million of cash through its operations. Cash provided by operating activities increased by $155.1 million compared to the same period in 2011. Net income increased $29.2 million from $91.8 million during 2011. This increase was mainly due to the Company's increased revenue base as a result of the Merger with Catalyst, the acquisition of HealthTran and organic growth as a result of new customer contract implementations in 2012. Cash from operations increased mainly due to an increase in non-cash amortization expense of $113.7 million. The Company's operating cash flow was also impacted by changes in accounts receivable and payable, as well as rebates receivable and payable; however these impacts mostly offset each other.

Cash flows from investing activities

For the year ended December 31, 2013, the Company used $0.5 billion of cash for investing activities, a decrease of $1.1 billion as compared to the year ended December 31, 2012 . This decrease was driven by the cash consideration paid to acquire Catalyst and HealhTran in 2012 causing the use of approximately $1.6 billion in cash offset by $388.9 million primarily cash used to acquire Restat in 2013. Additionally, the Company used $128.8 million for purchases of property and equipment to support increased transaction volume and invest in systems to effectively and efficiently integrate the operations of recent acquisitions. The cash used was partially offset by proceeds from restricted cash of $20.0 million. As the Company grows, it continues to purchase capital assets to support increases in its information technology network capacity and personnel. The Company monitors and budgets these costs to ensure the expenditures aid in the strategic growth of the Company.

For the year ended December 31, 2012, the Company used $1.6 billion of cash for investing activities, an increase of $1.5 billion, which consisted primarily of cash used to acquire HealthTran and Catalyst. Additionally, the Company used $40.2 million for purchases of property and equipment to support increased transaction volume and invest in systems to effectively and efficiently integrate the operations of recent acquisitions.

For the year ended December 31, 2011, the Company used $89.5 million of cash for investing activities, which consisted primarily of cash used to acquire PTRX and Save DirectRx. Additionally, the Company used $9.7 million for purchases of property and equipment to support increased transaction volume.

Cash flows from financing activities

For the year ended December 31, 2013, the Company generated $38.8 million of cash from financing activities as compared to $1.4 billion for the year ended December 31, 2012. The decrease during this period is primarily due to the Company's approximately $1.5 billion borrowings in 2012 to finance the Merger. During the year ended December 31, 2013 the Company's financing activities consisted primarily of borrowings of $0.5 billion used primarily to fund the acquisition of Restat offset by $0.4 billion of repayments on the Company's Credit Agreement, as well as payments of contingent purchase price consideration related to certain acquisitions and the distribution of its share of earnings in respect of a non-controlling interest.

Cash flows from financing activities generally also fluctuate based on the timing of option exercises by the Company’s employees, which are affected by market prices, vesting dates and expiration dates. The associated tax benefit on the exercise of stock options will also fluctuate based on the timing of option exercises, the market price of the Company's shares at the time of exercise, and the exercise price of the option. The Company will continue to incur significant cash outflows related to its amounts due under the Credit Agreement. Refer to Contractual Obligations later in this MD&A for further analysis of future payments due under the Company's Credit Agreement.

For the year ended December 31, 2012, the Company generated $1.4 billion of cash from financing activities, which consisted primarily of the Company's $1.4 billion draw on the Credit Agreement to finance the Merger as well as the issuance of 12.0 million common shares in May 2012, which resulted in net proceeds of $519.1 million. Offsetting these proceeds was $18.8 million in fees the Company paid to lenders related to the Credit Agreement executed in July 2012, the repayment of $617.0 million of debt related to the Company's and Catalyst's previous debt agreements in place prior to the Merger, and a portion of the Company's Credit Agreement.

For the year ended December 31, 2011, the Company generated $14.9 million of cash from financing activities, which mainly consisted of proceeds from the exercise of stock options of $5.7 million and a $10.8 million tax benefit on the exercise of stock options.

Future Capital Requirements

The Company’s future capital requirements depend on many factors, including its integration of recent acquisitions and any future transactions. The Company expects to fund its operating and working capital needs, and business growth requirements through cash flow from operations, its cash and cash equivalents on hand and its funds available under the Credit Agreement. See Note 9 — Long-Term Liabilities in the notes to the consolidated financial statements for more information on the Company's Credit Agreement, including the recent amendment. The Company cannot provide assurance that its actual cash requirements will not be greater than expected as of the date of this Annual Report. In order to meet business growth goals, the Company will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which might impact liquidity requirements or cause the issuance of additional equity or debt securities. Any issuance of additional equity or debt securities may result in dilution to shareholders, and the Company cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to the Company, or at all.

If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations during the next twelve months, the Company might be required to obtain additional funds through operating improvements, capital markets transactions, asset sales or financing from third parties or a combination thereof. The Company cannot provide assurance that these additional sources of funds will be available or, if available, will have reasonable terms.

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

Contractual Obligations
The following table summarizes the Company’s significant contractual obligations as of December 31, 2013 and the effect such obligations are expected to have on the Company’s liquidity and cash in future periods assuming all obligations reach maturity (in millions):

	Total	Less than 1 year	Years 1 - 3	Years 4 - 5	More than 5 years
Long - term debt (1)	$1,287.5	$50.0	$162.5	$1,075.0	$—
Operating leases	165.8	20.6	39.6	36.5	69.1
Interest payments (2)	88.0	19.6	39.1	29.3	—
Earn-out payment (3)	20.0	20.0	—	—	—
Total	$1,561.3	$110.2	$241.2	$1,140.8	$69.1

(1)
Outstanding amounts under the Credit Agreement are due on the Credit Agreement's maturity date, July 2, 2018. The amount noted includes the amount borrowed by the Company under the Term Loan and the Revolving Facility as of December 31, 2013, which will fluctuate based on the principal amounts outstanding under the Term Loan and Revolving Facility.

(2)
The interest payments are calculated based on the Company's senior secured term loan borrowings that carry an annual interest rate of 2.15% on $500 million which has been fixed through the Company's interest rate swap agreements and the Company's rate of 1.81% on the remaining $800 million of its senior secured term loan borrowings outstanding as of December 31, 2013. The interest rate applicable to the Company's senior secured term loan borrowings may fluctuate in the future based on changes in the LIBOR rate. These amounts do not include interest payment obligations on the remaining $300 million borrowed under the Revolving Facility due to the uncertainty of when payments will be made. See Note 9 — Long-Term Liabilities in the notes to the consolidated financial statements for further information on the terms of the Company's long-term debt obligations. The current rate on the Company's Revolving Facility is 1.81%.

(3)
The earn-out payment relates to the Walgreens Health Initiatives (acquired by Catalyst in 2011) acquisition and is subject to the achievement of certain performance targets during measurement periods that range from 2012 to 2013.

The above table excludes $28.9 million related to the Company’s accrued liability for uncertain tax positions; the Company is unable to reliably estimate the period of cash settlement, if any, with the respective taxing authorities.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Outstanding Securities

As of January 31, 2014, the Company had 206,427,248 common shares outstanding, 1,273,966 options outstanding, 1,546,940 restricted stock units (“RSUs”) outstanding and 425,160 warrants outstanding. The options and warrants are exercisable on a one-for-one basis into common shares. The outstanding RSUs are subject to time-based and performance-based vesting restrictions. The number of outstanding RSUs as of January 31, 2014 assumes the associated performance targets will be met at the maximum level for the performance-based RSUs. Once vested, RSUs convert on a one-for-one basis into common shares.

Summary of Quarterly Results

The following table provides summary quarterly results (unaudited) for the eight quarters prior to and including the quarter ended December 31, 2013 (in thousands except share and per share data):

	2013 (1)				2012 (2) (3) (4) (5)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$4,528,800	$3,614,148	$3,417,430	$3,219,716	$3,329,540	$3,190,780	$1,702,703	$1,717,097
Gross profit %	7.2%	8.0%	7.7%	7.7%	8.0%	7.4%	7.2%	6.4%
Net income	$74,403	$72,938	$63,421	$51,408	$42,529	$20,477	$27,310	$26,342
Basic EPS	$0.36	$0.35	$0.31	$0.25	$0.21	$0.10	$0.19	$0.21
Diluted EPS	$0.36	$0.35	$0.31	$0.25	$0.21	$0.10	$0.18	$0.21

1)
On October 1, 2013, the Company completed the acquisition of Restat, LLC, a privately held pharmacy benefit manager based in Milwaukee, Wisconsin, for a purchase price of $409.5 million in cash subject to certain customary post-closing adjustments. The purchase price was funded from Catamaran’s existing cash balance and $350.0 million in borrowings under the Revolving Facility. The acquisition provides the Company the opportunity to bring Catamaran's full-suite of technology and clinical services to Restat's clients, including mail and specialty pharmacy services. The initial accounting for this acquisition was incomplete at the time these financial statements were available for issuance. The Company expects to finalize the accounting for the acquisition as soon as practicable, but no later than one year from the acquisition closing date.

2)
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

4)
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

5)
In January 2012, the Company completed the acquisition of all of the outstanding equity interests of HealthTran, a full-service PBM, in exchange for $250 million in cash, subject to certain customary post-closing adjustments.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include revenue recognition, purchase price allocation in connection with acquisitions, the carrying amount of property and equipment, the value of intangible assets acquired and related amortization periods, impairment of goodwill, rebates, contingencies, the valuation allowances for receivables and future income taxes and accruals for income tax uncertainties. Actual results could differ from those estimates. Note 2 — Significant Accounting Policies to the Company’s 2013 consolidated financial statements includes a Summary of Significant Accounting Policies. The understanding of the accounting policies used to prepare the consolidated financial statements is important to understanding the Company’s results of operations and financial condition.

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

Rebates

The Company administers rebate programs through which it receives rebates and administrative fees from pharmaceutical manufacturers and third-party administrators that are shared with customers. The Company recognizes rebates when the Company is entitled to them, and when the amounts of the rebates are determinable. The amount recorded for rebates earned by the Company from the pharmaceutical manufacturers, third-party administrators, and from administrative fees are recorded as a reduction of cost of sales. Rebates owed to the Company’s customers are recorded as a reduction of revenue. The Company determines the amount of rebates to record based on the number and types of claims submitted, the rebate program terms with its customers, the Company’s rebate contracts, and any additional information that becomes available. The amount of rebates ultimately earned by the Company, or paid to its customers, is contingent upon several factors, including validation of claims data submitted by the Company, and may require adjustments in future periods to the amounts originally estimated. Historically, adjustments to the Company’s original rebate estimates have not been significant.

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

Asset impairments

The Company’s goodwill and long-lived assets (including property and equipment, and purchased intangibles subject to amortization) are subject to periodic impairment testing. Pursuant to the accounting standards update in 2011 related to the testing of goodwill impairment, the Company performed a qualitative assessment to determine if indicators of impairment were present. See Note 2 — Significant Accounting Policies in the notes to the consolidated financial statements for additional information on the Company's 2013 goodwill impairment test. Long-lived assets are only required to be tested for impairment when events or circumstances indicate that the net carrying amount of the asset may not be recoverable. Both asset impairment tests and considerations are impacted by various estimates and judgments made by management. Events that may cause a potential impairment in the Company's goodwill or long-lived assets would be the loss of a significant customer or group of customers, a fundamental change in the structure of the healthcare industry, including the method and manner in which pharmacy benefit managers are compensated or a significant decline in future expected profitability.

The annual qualitative assessment for goodwill is impacted by management’s assessment of reporting units, allocation of the consolidated Company’s assets and liabilities to each reporting unit, management’s estimate of future operating results, and a selection of peers to establish a comparable market group. The annual impairment test completed for 2013 did not indicate any impairment of the Company’s two reporting units, and did not reveal that an impairment would be reasonably likely in the near future.

As noted above, long-lived assets are only required to be tested for impairment when events or circumstances indicate that the net carrying amount of the asset may not be recoverable. Assessing whether an impairment test is necessary requires management to monitor results of the business that utilize the long-lived assets, as well as outside market forces that may impact the future recoverability of the long-lived assets. No events or other circumstances occurred in 2013, 2012 or 2011 that caused management to conclude any of its long-lived assets may not be recoverable. In October 2012, the Company launched its new specialty brand BriovaRx, formerly known as Medfusion and Ascend, delivering personalized, holistic care to patients with complex chronic and conditions to improve health outcomes. As a result of the re-branding of the specialty business, the Company concluded that the useful life of the intangible asset that the Company recorded for the MedfusionRx trade name should be reduced since the name would no longer be used by the Company, which was the asset's highest and best use. Before adjusting the useful life of the asset, the Company considered whether the asset had any value as a defensible asset which would extend its useful life. The Company determined that the MedfusionRx trade name had an insignificant value as a defensible asset, and the asset's useful life should be shortened due to the name change of the business. As a result, the Company recorded an additional $8.0 million in amortization expense during 2012.

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

Valuation of allowance for doubtful accounts

In assessing the valuation of the allowance for doubtful accounts, management reviews the collectability of accounts receivable in aggregate and on an individual account-basis. Delinquency is assessed based primarily on contractual terms, and management’s judgment is used as the basis for allowances required. Management reviews the accounts receivable on an individual customer-basis to determine if events such as subsequent collections, discussions with management of the debtor companies, or other activities lead to the conclusion to either increase or decrease the calculated allowance. Factors considered when reviewing accounts receivable in the aggregate include the overall age of receivables, macro-economic issues impacting classes of customers and recent collection trends. The conclusions and estimates made are further impacted by changes in economic and market conditions as well as changes to the customers’ financial condition. Changes in estimates for the allowance of doubtful accounts have not had a significant impact on the results of the Company during 2013, 2012, or 2011.

Contingencies

From time to time in connection with its operations, the Company is named as a defendant in actions for damages and costs allegedly sustained by the plaintiffs. Management also considers other areas of the Company’s business that may be subject to litigation and liability for damages arising from errors in processing the pricing of prescription drug claims, failure to meet performance measures within certain contracts relating to its services performed or its ability to obtain certain levels of discounts or rebates on prescription purchases from participating pharmacies, drug manufacturers and third-party administrators or other actions or omissions. Reserves for contingencies are based upon the Company’s consideration of these proceedings and disputes. Management assesses the probability that these contingencies will be realized, and whether the outcome is reasonably estimable. The Company’s estimates for reserves recorded may be impacted by the history of similar claims, the limitations of any insurance coverage, advice from outside counsel, and management’s strategy with regard to the settlement or defense against such claims and obligations.

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

INTEREST RATE PRICE SENSITIVITY

The Company is exposed to market risk in the normal course of its business operations, primarily the risk of loss arising from adverse changes in interest rates. In addition, the Company is subject to interest rate risk related to $800 million of the $1.3 billion drawn under its Credit Agreement, as amended as of December 31, 2013, as $500 million is not impacted due to the interest rate swaps the Company maintains. As of December 31, 2013, assuming a hypothetical 1% fluctuation in the interest rate of the loan, the Company's pre-tax income would vary by $8 million on an annual basis. Actual increases or decreases in earnings in the future could differ materially from this assumption based on the timing and amount of both interest rate changes and the levels of cash held by the Company. The interest rates applicable to borrowings under the Credit Agreement are based on a fluctuating rate and are described in more detail in Note 9 — Long-Term Liabilities to the Company's consolidated financial statements. There have been no other material changes in the Company’s exposure to market risk during the year ended December 31, 2013.

FOREIGN EXCHANGE RISK

The Company is subject to foreign exchange risk related to its operations in Canada. The Company does not enter into derivative instruments to mitigate this risk. Exposure to fluctuations in Canadian-dollar denominated transactions is partially offset by Canadian-dollar denominated assets and liabilities. The realized foreign exchange gains and losses for each of the periods presented were insignificant to the Company's consolidated operations. The Company performed a sensitivity analysis as of December 31, 2013, assuming a hypothetical 10% fluctuation in the U.S. dollar to Canadian dollar exchange rate. Holding other variables constant, a 10% fluctuation in either direction in the exchange rate would affect the Company’s pre-tax income by less than $0.1 million.

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
We have audited the accompanying consolidated balance sheets of Catamaran Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Catamaran Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
 /s/ KPMG LLP
Chicago, Illinois
March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Catamaran Corporation:
We have audited Catamaran Corporation’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s December 31, 2013 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company’s general information technology controls over access to applications and data, and the ability to place program changes into production for such applications, has been identified and included in management’s assessment. We have also audited, in accordance with the standards of Public Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2013. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated March 3, 2014, which expressed an unqualified opinion on those financial statements.
In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
The Company acquired Restat on October 1, 2013, and management excluded Restat from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. Restat accounted for less than 6% of the Company’s total consolidated assets and less than 2% of the Company’s total consolidated revenues as of and for the year ended December 31, 2013. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Restat.

/s/  KPMG LLP
Chicago, Illinois
March 3, 2014

CATAMARAN CORPORATION
Consolidated Balance Sheets

	December 31,
	2013	2012
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$387,241	$370,776
Restricted cash	32,220	52,422
Accounts receivable, net of allowance for doubtful accounts of $5,860 (2012 - $7,899)	959,586	725,809
Rebates receivable	305,955	302,461
Other current assets	152,673	101,311
Total current assets	1,837,675	1,552,779
Property and equipment, net of accumulated depreciation of $103,858 (2012 - $64,048)	197,007	105,201
Goodwill	4,720,275	4,478,038
Other intangible assets, net of accumulated amortization of $363,546 (2012 - $178,188)	1,181,419	1,198,991
Other long-term assets	59,387	50,118
Total assets	$7,995,763	$7,385,127
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$817,805	$644,818
Accrued expenses and other current liabilities	254,100	254,811
Pharmacy benefit management rebates payable	356,265	302,065
Current portion - long-term debt	50,000	41,250
Total current liabilities	1,478,170	1,242,944
Deferred income taxes	301,341	344,232
Long-term debt	1,215,363	1,132,153
Other long-term liabilities	89,391	55,937
Total liabilities	3,084,265	2,775,266
Commitments and contingencies (Note 16)
Shareholders’ equity
Common shares: no par value, unlimited shares authorized; 206,305,070 shares issued and outstanding at December 31, 2013 (2012 - 205,399,102)	4,215,291	4,180,778
Additional paid-in capital	77,790	73,530
Retained earnings	617,161	354,991
Accumulated other comprehensive loss	(1,752)	(2,191)
Total shareholders' equity	4,908,490	4,607,108
Non-controlling interest	3,008	2,753
Total equity	4,911,498	4,609,861
Total liabilities and equity	$7,995,763	$7,385,127
 See accompanying notes to the consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Operations

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)

Revenue	$14,780,094	$9,940,120	$4,975,496
Cost of revenue	13,654,449	9,206,744	4,666,008
Gross profit	1,125,645	733,376	309,488
Expenses:
Selling, general and administrative	440,759	369,492	145,788
Depreciation of property and equipment	37,926	16,749	6,744
Amortization of intangible assets	203,192	130,116	16,385
	681,877	516,357	168,917
Operating income	443,768	217,019	140,571
Interest and other expense, net	41,626	26,682	2,277
Income before income taxes	402,142	190,337	138,294
Income tax expense (benefit):
Current	147,739	107,241	52,402
Deferred	(44,336)	(37,925)	(5,894)
	103,403	69,316	46,508
Net income	298,739	121,021	91,786
Less net income attributable to non-controlling interest	36,569	4,363	—
Net income attributable to the Company	$262,170	$116,658	$91,786
Earnings per share attributable to the Company:
Basic	$1.27	$0.70	$0.74
Diluted	$1.27	$0.70	$0.73

See accompanying notes to the consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$298,739	$121,021	$91,786
Other comprehensive income, net of tax
Unrealized income (loss) on cash flow hedge, net of income tax expense of $156 in 2013	439	(2,191)	—
Comprehensive income	299,178	118,830	91,786
Less comprehensive income attributable to non-controlling interest	36,569	4,363	—
Comprehensive income attributable to the Company	$262,609	$114,467	$91,786
See accompanying notes to the consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$298,739	$121,021	$91,786
Items not involving cash:
Stock-based compensation	25,562	17,667	9,445
Depreciation of property and equipment	42,232	20,234	9,492
Amortization of intangible assets	203,192	130,116	16,385
Deferred lease inducements and rent	28,119	3,136	759
Deferred income taxes	(44,336)	(37,925)	(5,894)
Tax benefit on option exercises	(9,732)	(19,397)	(10,804)
Deferred financing cost amortization	9,127	4,985	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(217,468)	(134,282)	(110,528)
Rebates receivable	2,993	(40,988)	5,267
Restricted cash	209	9,305	1,773
Other current assets	(25,555)	73,492	10,213
Accounts payable	149,429	70,620	94,799
Accrued expenses and other current liabilities	(43,657)	1,720	(10,894)
Pharmacy benefit management rebates payable	39,616	60,929	(6,019)
Other long-term assets and liabilities	16,951	(30,900)	(1,112)
Net cash provided by operating activities	475,421	249,733	94,668
Cash flows from investing activities:
Acquisitions, net of cash acquired	(388,866)	(1,565,705)	(79,825)
Purchases of property and equipment	(128,842)	(40,236)	(9,690)
Proceeds from restricted cash	20,004	—	—
Net cash used in investing activities	(497,704)	(1,605,941)	(89,515)
Cash flows from financing activities:
Proceeds from issuance of debt	450,000	1,475,448	—
Repayment of long-term debt	(362,500)	(616,993)	—
Proceeds from public offering, net of issuance costs	—	519,075	—
Payment of financing costs	(2,347)	(18,806)	(1,595)
Proceeds from exercise of options	2,992	7,763	5,735
Tax benefit on option exercises	9,732	19,397	10,804
Proceeds from issuance of warrants exercised	487	—	—
Payments of contingent consideration	(23,203)	—	—
Distribution to non-controlling interest	(36,314)	—	—
Other	—	(268)	—
Net cash provided by financing activities	38,847	1,385,616	14,944
Effect of foreign exchange on cash balances	(99)	(14)	1
Increase in cash and cash equivalents	16,465	29,394	20,098
Cash and cash equivalents, beginning of period	370,776	341,382	321,284
Cash and cash equivalents, end of period	$387,241	$370,776	$341,382

See accompanying notes to the consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

					Accumulated Other Comprehensive Loss	Non-Controlling Interest
	Common Shares		Additional Paid-in Capital	Retained Earnings
	Shares	Amount					Total
	(In thousands, except share data)
Balance at December 31, 2010	123,205,994	381,736	24,973	146,547	—	—	553,256
Net income	—	—	—	91,786	—	—	91,786
Issuance of common shares for acquisition and other	2,710	12	—	—	—	—	12
Exercise of stock options	1,382,964	8,191	(2,456)	—	—	—	5,735
Vesting of restricted stock units	175,654	4,830	(4,830)	—	—	—	—
Tax benefit on options exercised	—	—	10,804	—	—	—	10,804
Stock-based compensation	—	—	9,445	—	—	—	9,445
Balance at December 31, 2011	124,767,322	394,769	37,936	238,333	—	—	671,038
Net income	—	—	—	116,658	—	4,363	121,021
Issuance of common shares for public offering	11,960,000	519,075	—	—	—	—	519,075
Issuance of common shares for acquisitions	66,780,040	3,237,877	—	—	—	—	3,237,877
Issuance of warrants and options for acquisitions	—	—	19,824	—	—	—	19,824
Acquisition of non-controlling interest in conjunction with Catalyst Merger	—	—	—	—	—	(1,610)	(1,610)
Exercise of stock options	1,419,744	11,036	(3,273)	—	—	—	7,763
Vesting of restricted stock units	471,996	18,021	(18,021)	—	—	—	—
Tax benefit on options exercised	—	—	19,397	—	—	—	19,397
Stock-based compensation	—	—	17,667	—	—	—	17,667
Other comprehensive income, net of tax	—	—	—	—	(2,191)	—	(2,191)
Balance at December 31, 2012	205,399,102	4,180,778	73,530	354,991	(2,191)	2,753	4,609,861
Net income	—	—	—	262,170	—	36,569	298,739
Exercise of stock options	348,068	4,262	(1,270)	—	—	—	2,992
Exercise of warrants	60,000	2,910	(2,423)	—	—	—	487
Vesting of restricted stock units	497,900	27,341	(27,341)	—	—	—	—
Tax benefit on options exercised	—	—	9,732	—	—	—	9,732
Stock-based compensation	—	—	25,562	—	—	—	25,562
Distribution to non-controlling interest	—	—	—	—	—	(36,314)	(36,314)
Other comprehensive income, net of tax	—	—	—	—	439	—	439
Balance at December 31, 2013	206,305,070	4,215,291	77,790	617,161	(1,752)	3,008	4,911,498

See accompanying notes to the consolidated financial statements.

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

In July 2012, following the completion of its merger (the “Merger”) with Catalyst Health Solutions, Inc. (“Catalyst”), SXC Health Solutions Corp. changed the name and brand for the combined company to Catamaran Corporation. The Company's common shares trade on the Nasdaq Stock Market under the ticker symbol "CTRX" and on the Toronto Stock Exchange under ticker symbol “CCT.”

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

When the Company enters into arrangements with multiple deliverables involving software, the Company applies the accounting guidance for software. The entire arrangement fee is allocated to each element in the arrangement based on the respective VSOE of fair value of each element.

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

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

within the arrangement that relate to that nonessential software are accounted for under accounting guidance for software. The non-software deliverables sold by the Company typically do not include software deliverables that are considered essential to the functionality of a tangible product.

Revenue is recognized for specific types of transactions as follows:

PBM revenue:  The Company’s PBM revenue is primarily derived from sales of prescription drugs, together with any associated administrative fees, to customers and participants through the Company’s nationwide network of pharmacies. Revenue related to the sales of prescription drugs by the Company’s nationwide network of pharmacies is recognized when the claims are adjudicated. Claims are adjudicated at the point-of-sale using the Company’s on-line processing system. The Company records an offsetting reduction to revenue for any rebates earned from pharmaceutical manufacturers and third-party administrators which are payable to the Company’s customers.

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

System sales revenue:  Revenue from software licenses is recognized in accordance with the accounting guidance for software.  Revenue is recognized when all the conditions described above are satisfied. In the event the fee is not fixed or determinable, revenue is recognized as the payments become due from the customer. In cases where collection is not deemed probable, revenue is recognized upon receipt of cash, assuming all other criteria have been met.

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

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cost of revenue:

The Company’s cost of revenue includes the cost of pharmaceuticals dispensed, either directly dispensed at its mail and specialty pharmacy locations, or indirectly through its nationwide network of participating pharmacies. Cost of revenue is reduced for rebates earned from pharmaceutical manufacturers and third-party administrators. Cost of revenue also includes the cost of personnel to support the Company’s transaction processing services, system sales, maintenance, and professional services. In addition, the Company includes in cost of revenue an amount of depreciation expense that is related to property and equipment used to provide services to customers.

Cash and cash equivalents:

The Company considers cash on hand, deposits in banks, money market funds, and bank term deposits with original maturities of ninety days or less as cash and cash equivalents. The amounts presented in the consolidated balance sheets approximate fair value of cash and cash equivalents. These assets are deemed Level 1 securities in the fair value hierarchy.

Restricted cash:

Restricted cash balances at December 31, 2013 and 2012 are restricted as to use and relate primarily to cash on deposit for contingent consideration, minimum cash balances required in accordance with various state statutes, and contractual terms with customers.

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

Inventory:

Inventory consists primarily of prescription drugs held for resale and is carried at the lower of cost or net realizable value. Inventory costs are calculated using the first-in, first-out method and the weighted-average method.

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

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of long-lived assets:

Long-lived assets or asset groups held and used, including P&E and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; the accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its previously estimated useful life. Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset or asset group. An impairment loss is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss is measured as the amount by which the carrying amount of undiscounted cash flows exceeds fair value. During each of the years ended December 31, 2013, 2012 and 2011, no events or circumstances occurred that indicated that the carrying amounts of the long-lived assets may not be recoverable.

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

Goodwill:

Goodwill is the residual amount that results when the purchase price of an acquired business exceeds the sum of the amounts allocated to the identifiable assets acquired, less liabilities assumed, based on their fair values. Goodwill is allocated to the Company’s reporting unit that is expected to benefit from the business combination as of the date of the business combination. As of December 31, 2013, the amount of goodwill carried at the PBM and HCIT segments were $4.7 billion and $19.7 million, respectively.

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

In 2011, the Company adopted the amendment to the goodwill impairment testing standard that allows the Company to perform a qualitative analysis to determine whether further impairment testing is necessary. The Company performed the qualitative goodwill impairment assessment in 2013 and there was no indication of an impairment to the Company's goodwill balances. In addition, an impairment in the near future is not considered reasonably likely. The Company previously completed impairment tests in 2012 and 2011 and concluded no impairments existed.

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

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets:

The cost of a group of intangible assets acquired in a transaction, including those acquired in a business combination that meet the specified criteria for recognition apart from goodwill, is recorded to the individual assets acquired based on their fair values. Intangible assets acquired individually or as part of a group of other assets are initially recognized and measured at cost.

Intangible assets with finite useful lives are amortized over their estimated useful lives on either a straight-line basis or in proportion to the economic benefits expected to be consumed. Customer relationships acquired with the acquisitions are amortized based on projected cash flows associated with existing customers at the acquisition date and typically have a life of three to ten years. The Company's remaining intangible assets are amortized on a straight-line basis over one to fifteen years.

Rebates:

The Company administers a rebate program through which it receives rebates and administrative fees from pharmaceutical manufacturers and third-party administrators that are shared with a majority of the Company’s customers. The rebates earned for the administration of the program are recorded as a reduction of cost of revenue and the portion of the rebate payable to customers, if applicable, is treated as a reduction of revenue. Rebates receivable include billed and unbilled PBM receivables from pharmaceutical manufacturers and third-party administrators. The Company records the gross rebate receivable and the related payable to the customers based on estimates, which are subject to final settlement due to the required validation of claims data submitted to the pharmaceutical manufacturers and third-party administrators, as well as contingent items contained in the total calculation for rebates earned. The estimates are based upon claims submitted and the Company’s rebate contracts, and are adjusted as additional information becomes available. Upon billing the pharmaceutical manufacturer or third-party administrator, any difference between the Company’s estimate and the actual amount of the rebate receivable is recorded to cost of revenue, net of the estimated impact to the Company’s customers. The Company generally pays rebates to its customers on a quarterly basis, or as agreed upon with its customers. There are certain instances where the Company pays rebates to its customers on a more accelerated basis. As of December 31, 2013 and 2012, total unbilled pharmaceutical manufacturer rebates receivable amounted to $54.6 million and $14.6 million, respectively.

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

Derivatives:

The Company accounts for derivative instruments pursuant to derivative and hedge accounting guidance. The guidance requires that all derivative instruments are recorded on the balance sheet at their respective fair values. Changes in the fair value of the Company’s derivative instruments not deemed cash flow hedges are recorded in the statement of operations each reporting period. The Company records the change in the fair value of its derivative instruments deemed as cash flow hedges through other comprehensive income in each reporting period.

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

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

No other new accounting standards have been adopted during the year ended December 31, 2013.

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

4. Business Combinations

Restat Acquisition

On October 1, 2013, the Company completed the acquisition of Restat, LLC ("Restat"), a privately held pharmacy benefit manager based in Milwaukee, Wisconsin, for a purchase price of $409.5 million in cash subject to certain customary post-closing adjustments. The purchase price was funded from Catamaran’s existing cash balance and $350.0 million in borrowings under a five-year senior secured revolving credit facility (the “Revolving Facility”). The acquisition provides the Company the opportunity to bring Catamaran's full-suite of technology and clinical services to Restat's clients, including mail and specialty pharmacy services. The results of Restat have been included in the Company's results since October 1, 2013. The consolidated statement of operations for the year ended December 31, 2013 includes Restat's total revenues of $209.2 million following the acquisition.

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquisition was accounted for under the acquisition method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been recorded to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The carrying values for current assets and liabilities were deemed to approximate their fair values due to the short-term nature of their maturities. Fair values for acquired amortizable intangible assets were determined as follows: customer relationships were valued using an excess earnings model based on expected future revenues derived from the customers acquired, non-compete agreements were valued using discounted cash flow models based on expected future results of Restat, trademarks/tradenames were valued using a royalty savings model based on future projected revenues of Restat and applicable market royalty rates and licenses utilized a replacement cost approach. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill.

All of the assets and liabilities recorded for the acquisition are included within the Company's PBM segment. The residual amount of the purchase price after preliminary allocation to identifiable net assets represents goodwill. Goodwill is non-amortizing for financial statement purposes. Goodwill of $223.5 million related to the Restat acquisition is tax deductible. The goodwill recognized by the Company represents many of the synergies and business growth opportunities that the Company anticipates may be realized from the acquisition of Restat. The synergies include improved pricing from the Company's suppliers due to the increased volume of prescription drug purchases, pull through opportunities of the Company's mail and specialty service offerings, and a more efficient leveraging of resources to achieve operating profits.
The following summarizes the preliminary fair values assigned to the assets acquired and liabilities assumed at the acquisition date and are subject to change as the valuation processes for intangible assets, rebates, and pharmacy related receivables and payables are not complete. Final determination of the fair values may result in further adjustments to the amounts presented below (in thousands):

Initial Amounts Recognized at Acquisition Date
Accounts receivable	$13,842
Rebates receivable	6,635
Other current assets	383
Total current assets	20,860
Property and equipment	1,263
Intangible assets	182,720
Goodwill	223,474
Total assets acquired	428,317
Accounts payable	22,370
Rebates payable	16,106
Accrued liabilities	7,231
Total liabilities assumed	45,707
Net assets acquired	$382,610
During the year ended December 31, 2013, the Company recognized $8.7 million of amortization expense from intangible assets acquired in the Restat acquisition. Amortization associated with the Restat acquisition in 2014 is expected to be $33.7 million.
The estimated fair values and useful lives of intangible assets acquired are as follows (dollars in thousands):

	Fair Value	Useful Life
Customer relationships - PBM	$143,200	10 years
Customer relationships - cash card	35,500	3 years
Trademarks/Trade names	1,000	1 year
Non-compete agreements	3,020	5 years
Total	$182,720

None of the acquired intangible assets will have any residual value at the end of the amortization periods. There were no in-process research and development assets acquired.

Catalyst Merger

On July 2, 2012, the Company completed its merger with Catalyst, a full-service PBM. Each share of Catalyst common stock outstanding immediately prior to the effective time of the Merger (other than shares owned by the Company or Catalyst or any of their respective wholly-owned subsidiaries) was converted in the Merger into the right to receive 1.3212 (0.6606 prior to split adjustment) of a Company common share and $28.00 in cash. This resulted in the Company issuing approximately 66.8 million common shares, issuing 0.5 million warrants, and paying $1.4 billion in cash to Catalyst stockholders to complete the Merger. The results of Catalyst have been included in the Company's results since July 2, 2012.

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The purchase price of the acquired Catalyst operations was comprised of the following (in thousands):

Cash paid to Catalyst shareholders	$1,415,276
Fair value of common shares issued (a)	3,238,141
Fair value of warrants and stock options issued (b)	19,824
Total purchase price	$4,673,241

(a)	Valued based on the number of outstanding shares issued in the Merger multiplied by the closing market price of Catamaran shares on July 2, 2012.

(b)	The Black-Scholes option pricing model was used to calculate the fair value of the replacement warrants and stock options issued.
The following summarizes the fair values assigned to the assets acquired and liabilities assumed at the acquisition date (in thousands):

	Initial Amounts Recognized at Acquisition Date (a)	Measurement Period Adjustments (b)	Current Measurement Period Adjustments (c)	Final Amounts Recognized at Acquisition Date
Cash and cash equivalents	$93,775	$(315)	$—	$93,460
Other current assets	695,888	5,202	2,411	703,501
Total current assets	789,663	4,887	2,411	796,961
Goodwill	4,010,235	8,492	16,141	4,034,868
Customer relationships intangible	1,184,800	—	—	1,184,800
Other long-term assets	87,174	1,547	8	88,729
Total assets acquired	6,071,872	14,926	18,560	6,105,358

Accounts payable	338,819	—	5	338,824
Pharmacy benefit management rebates payable	176,202	2,935	(1,522)	177,615
Accrued expenses and other current liabilities	187,851	1,348	5,473	194,672
Long-term debt	311,994	—	—	311,994
Other long-term liabilities	385,375	10,643	14,604	410,622
Total liabilities assumed	1,400,241	14,926	18,560	1,433,727
Non-controlling interest	(1,610)	—	—	(1,610)
Net assets acquired	$4,673,241	$—	$—	$4,673,241
(a) As previously reported in the Company's Form 10-Q for the period ended September 30, 2012.
(b) These measurement period adjustments from the acquisition date through December 31, 2012 and were recorded to reflect changes in the estimated fair values of the associated assets acquired and liabilities assumed based on factors existing as of the acquisition date.
(c) These represent measurement period adjustments during 2013 through the end of the measurement period and were recorded to reflect changes in the estimated fair values of the associated assets acquired and liabilities assumed based on factors existing as of the acquisition date.
During the year ended December 31, 2013, the Company recognized $166.1 million of amortization expense from intangible assets acquired in the Merger. The estimated fair value of the customer relationship intangible asset was $1.2 billion at the date of acquisition with a useful life of 9 years. The intangible asset acquired will not have any residual value at the end of the amortization period. There were no in-process research and development assets acquired.

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The HealthTran acquisition was accounted for under the acquisition method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been recorded to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The carrying values for current assets and liabilities were deemed to approximate their fair values due to the short-term nature of their maturities. Fair values for acquired amortized intangible assets were determined as follows: customer relationships were valued using an excess earnings model based on expected future revenues derived from the customers acquired, non-compete agreements were valued using discounted cash flow models based on expected future results of HealthTran, trademarks/tradenames were valued using a royalty savings model based on future projected revenues of HealthTran and applicable market royalty rates and licenses utilized a replacement cost approach. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. All of the assets and liabilities recorded for the HealthTran acquisition are included within the Company's PBM segment. Goodwill is non-amortizing for financial statement purposes and the entire goodwill balance generated from the HealthTran acquisition is tax deductible. The goodwill recognized by the Company represents many of the synergies and business growth opportunities that may be realized from this acquisition. The synergies include the expansion of the Company's product offerings and improved pricing from the Company's suppliers due to the increased volume of prescription drug purchases.
The following summarizes the fair values assigned to the assets acquired and liabilities assumed at the acquisition date and related measurement period adjustments (in thousands):

	Initial Amounts Recognized at Acquisition Date (a)	Measurement Period Adjustments (b)	Final Amounts Recognized at Acquisition Date
Current assets	$30,654	$245	$30,899
Property and equipment	2,787	—	2,787
Goodwill	173,642	833	174,475
Intangible assets	77,130	(2,600)	74,530
Total assets acquired	284,213	(1,522)	282,691
Current liabilities	36,784	(496)	36,288
Total liabilities assumed	36,784	(496)	36,288
Net assets acquired	$247,429	$(1,026)	$246,403
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

The purchase price of the acquired PTRX and SaveDirectRx operations was comprised of the following (in thousands):

Cash payment to shareholders	$77,181
Fair value of contingent purchase price	4,225
Total purchase price	$81,406

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

The goodwill recognized by the Company represents many of the synergies and business growth opportunities that may be realized from these acquisitions. The opportunity to bring Catamaran's full-suite of PBM services to PTRX and SaveDirectRx clients is a significant driver of the goodwill created. In addition, there are cost saving opportunities through adding PTRX and SaveDirectRx into the Company's pharmacy and purchasing networks.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined historical results of operations of the Company and its acquisitions of Restat and Catalyst as if the acquisitions had each occurred on the first day of the fiscal year prior to fiscal year each respective acquisition was completed. The unaudited pro forma financial information includes certain adjustments related to the acquisitions, such as increased amortization from the fair value of intangible assets acquired recorded as part of the purchase accounting, the elimination of transactions between the Company and the acquired entities, and related income tax effects.

Unaudited pro forma results of operations are as follows (dollars in thousands, except share and per share amounts):

	Years Ended December 31,
	2013	2012
Revenue	$15,344,028	$13,581,066
Gross profit	$1,187,714	$993,470
Net income	$270,024	$149,420
Earnings per share:
Basic	$1.31	$0.73
Diluted	$1.31	$0.73
Weighted average shares outstanding:
Basic	206,013,876	204,640,682
Diluted	206,719,526	205,705,620

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

5. Variable Interest Entity
Catalyst entered into a purchase agreement on December 16, 2011, and made an initial capital contribution of $5.0 million to Script Relief LLC ("Script Relief"), a Delaware limited liability company, in exchange for a less than 20% ownership interest. On March 1, 2012, Catalyst made an additional $5.0 million capital contribution to Script Relief due to its achievement of certain milestones, thereby increasing Catalyst's ownership interest to over 40%, but not providing the Company with the controlling interest. Script Relief operates a direct to consumer pharmacy benefit business, including discount card offerings and associated activities. The Company evaluated this transaction and determined

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that Script Relief is a variable interest entity with Catamaran being the primary beneficiary, as the Company's underlying PBM and pharmacy contracts represent Script Relief's key business operations and the Company has the power to direct these activities. As a result, Script Relief is consolidated in the Company's consolidated financial statements with the amounts attributable to the non-controlling interests disclosed. The assets and liabilities of Script Relief were recorded at fair value as of the date of the Merger with Catalyst.
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

6.	Property and Equipment
Net property and equipment was made up of the following at December 31, 2013 and 2012:

December 31, 2013	Cost	Accumulated Depreciation	Net Book Value
	(In thousands)
Furniture and equipment	$30,374	$(10,815)	$19,559
Computer equipment and software	168,463	(77,880)	90,583
Leasehold improvements	90,788	(15,163)	75,625
Construction in progress	10,734	—	10,734
Land	506	—	506
	$300,865	$(103,858)	$197,007

December 31, 2012	Cost	Accumulated Depreciation	Net Book Value
	(In thousands)
Furniture and equipment	$17,943	$(6,738)	$11,205
Computer equipment and software	113,129	(49,002)	64,127
Leasehold improvements	31,631	(8,308)	23,323
Construction in progress	6,546	—	6,546
	$169,249	$(64,048)	$105,201

Depreciation expense, including property and equipment acquired under capital leases, totaled $42.2 million, $20.2 million, and $9.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. Of the total depreciation expense, $4.3 million, $3.5 million, and $2.7 million was related to the data center operations and allocated to cost of revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

7.    Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by reportable segment for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	PBM	HCIT	Total
Balance at December 31, 2011	$271,380	$19,665	$291,045
HealthTran acquisition (1)	173,642	—	173,642
Catalyst Merger (2)	4,010,235	—	4,010,235
Separate transactions (3)	(4,607)	—	(4,607)
Measurement periods adjustments (4)	7,723	—	7,723
Balance at December 31, 2012	4,458,373	19,665	4,478,038
Acquisitions (5)	225,761	—	225,761
Measurement periods adjustments (6)	16,476	—	16,476
Balance at December 31, 2013	$4,700,610	$19,665	$4,720,275

(1)	Initial goodwill recorded for the acquisition of HealthTran in January 2012.

(2)	Initial goodwill recorded in connection with the Merger with Catalyst in July 2012.

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Adjustments to goodwill for transactions entered into and executed by Catalyst prior to the Merger deemed to have future benefit to the Company and not recorded as part of purchase accounting.

(4)
Adjustments to purchase price, including settlement of working capital adjustment for recent acquisitions during the measurement period. The measurement period adjustments were not recast in the 2011 consolidated financial statements as they were not deemed material.

(5)	Initial goodwill recorded in connection with the acquisition of Restat in October 2013 and another insignificant acquisition in 2013.

(6)
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

Definite-lived intangible assets are amortized over the useful lives of the related assets. The components of intangible assets were as follows (in thousands):

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,528,475	$355,737	$1,172,738	$1,346,874	$155,343	$1,191,531
Acquired software	—	—	—	3,765	3,765	—
Trademarks/Trade names	1,000	250	750	14,070	14,070	—
Non-compete agreements	13,430	6,463	6,967	10,410	4,294	6,116
Licenses	2,060	1,096	964	2,060	716	1,344
Total	$1,544,965	$363,546	$1,181,419	$1,377,179	$178,188	$1,198,991

Future amortization associated with intangible assets recorded as of December 31, 2013 is estimated to be $213.2 million in 2014, $194.0 million in 2015, $166.7 million in 2016, $147.5 million in 2017, $137.2 million in 2018, and $322.8 million for years after 2018.

8. Accrued Expenses and Other Current Liabilities

The Company's accrued expenses and other current liabilities are comprised of the following (in thousands):

	December 31,
	2013	2012
Customer deposits	$12,148	$9,749
Salaries and wages payable	54,761	57,202
Deferred revenue	10,053	8,318
Income taxes payable	7,456	—
Contingent purchase price liability	22,579	33,595
Other accrued expenses	147,103	145,947
Total accrued expenses and other current liabilities	$254,100	$254,811

9.    Long-Term Liabilities
Long- term debt
The following table sets forth the components of long-term debt (in thousands), net of debt discounts as of December 31, 2013 and December 31, 2012.

	Year Ended December 31,
	2013	2012
Senior secured term loan facility with an interest rate of 1.81% and 2.25% at December 31, 2013 and 2012, respectively	$965,363	$1,073,403
Senior secured revolving credit facility due June 1, 2018 with an interest rate of 1.81% and 2.25% at December 31, 2013 and 2012, respectively	300,000	100,000
Less current maturities	(50,000)	(41,250)
Long-term debt	$1,215,363	$1,132,153

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Agreement

Concurrent with the consummation of the Merger on July 2, 2012, the Company executed a credit agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A. ("JPMCB"), as administrative agent, and a syndicate of lenders. The Credit Agreement initially provided for a senior secured credit facility in an aggregate amount of $1.8 billion consisting of (i) a five-year senior secured term loan facility in the amount of $1.1 billion (the “Term Loan Facility”) and (ii) the Revolving Facility in the amount of $700.0 million. In July 2012, the Company borrowed $1.4 billion under the Credit Agreement consisting of $1.1 billion under the Term Loan Facility and $300.0 million under the Revolving Facility to fund in part the aggregate cash consideration payable to Catalyst stockholders in the Merger, repay and discharge existing indebtedness of the Company and Catalyst and pay related transaction fees and expenses. Net proceeds received under the Term Loan Facility were $1.1 billion less $29.6 million in debt discount. Additionally, the Company paid $18.8 million in debt issuance costs related to the Revolving Facility. The amortization related to financing costs and debt discounts totaled $5.0 million for the year ended December 31, 2012.

On June 3, 2013, the Company entered into an Amendment (the “Amendment”) to the Credit Agreement. Pursuant to the Amendment, the following key terms of the Credit Agreement were modified:

•	an extension of the maturity date for the Term Loan Facility and the Revolving Facility from July 2, 2017 to June 1, 2018;

•	an increase in the commitments under the Revolving Facility from $700.0 million to $800.0 million;

•	a decrease in the commitments under the Term Loan Facility from $1.1 billion to $1.0 billion;

•	additional flexibility for the Company and its subsidiaries to (i) make certain permitted acquisitions, (ii) create liens, (iii) make investments, loans, advances or guarantees, and (iv) pay dividends and distributions or repurchase its own capital stock; and

•	modifications to the interest rates and financial covenants applicable to the Company and its subsidiaries as described further below.

After giving effect to the Amendment, the interest rates applicable to the Term Loan Facility and the Revolving Facility will continue to be based on a fluctuating rate of interest measured by reference to either, at the Company's option, (i) a base rate, plus an applicable margin, or (ii) an adjusted London interbank offered rate (adjusted for maximum reserves) (“LIBOR”), plus an applicable margin. The applicable margin, in each case, will continue to be adjusted from time to time based on the Company's consolidated leverage ratio for the previous fiscal quarter. The Amendment provides for a reduction in the applicable margins that would be in effect at any time when the Company's consolidated leverage ratio is greater than 1.50 to 1 and less than 2.50 to 1. After giving effect to the Amendment, the initial applicable margin for all borrowings is 0.625% per annum with respect to base rate borrowings and 1.625% per annum with respect to LIBOR borrowings. The Company intends to continue to elect the LIBOR rate as it has previously done during the term of the loan. This resulted in the applicable interest rate decreasing to 1.81% at December 31, 2013 from 2.25% prior to the Amendment. See Note 18 — Financial Instruments for information on the Company's interest rate swap agreements.

In connection with the Amendment, the Company made a $100.0 million prepayment on the Term Loan Facility to reduce its outstanding balance to $1.0 billion from $1.1 billion. In addition, the Company made principal repayments of $6.3 million in July 2013 and $6.3 million in December 2013 on the Term Loan Facility leaving the Company with $987.5 million outstanding as of December 31, 2013.

The Company utilized funds from the Revolving Facility to make the prepayment in connection with the Amendment, leaving the Company with $700.0 million of remaining available borrowing capacity under the Revolving Facility at the time of the Amendment execution. On October 1, 2013, the Company utilized $350.0 million under the Revolving Facility to partially fund the acquisition of Restat. In June and December 2013, the Company repaid $50.0 million and $100.0 million, respectively, of the amount borrowed under the Revolving Facility, leaving the Company with approximately $500.0 million of borrowing capacity under the Revolving Facility as of December 31, 2013.

In connection with executing the Amendment, the Company paid $2.3 million in direct lender fees to the syndication of banks providing credit to the Company. The fees consisted of a $1.3 million debt discount related to the Term Loan Facility and $1.0 million of debt issuance costs related to the Revolving Facility. The $1.3 million debt discount incurred in connection with the Amendment is presented on the consolidated balance sheet as a reduction to long-term debt, along with the $24.1 million of unamortized debt discount incurred in connection with the execution of the Credit Agreement. The debt discount amounts are being amortized to interest expense over the amended life of the Term Loan Facility. The Company uses the straight-line method to amortize the debt discount as it does not result in a materially different amount of interest expense than the effective interest rate method. The additional $1.0 million debt issue cost incurred in connection with the execution of the Amendment related to the Revolving Facility, along with $16.6 million of unamortized debt issuance costs incurred in connection with the execution of the Credit Agreement are presented on the consolidated balance sheet as other assets. The debt issuance costs are being amortized to interest expense over the amended life of the Revolving Facility using the straight-line method. The amortization related to financing costs and debt discounts totaled $9.1 million for the year ended December 31, 2013.

As a result of executing the Amendment, the Company assessed whether the modifications to the Credit Agreement were substantial and should be accounted for using extinguishment accounting. The Company made its assessment both on a total basis of all lenders and on an individual basis for each member of the syndication. The Company performed separate assessments for the Term Loan Facility and the Revolving Facility. As a result of the assessments, the Company recorded an additional interest expense charge of $0.4 million from unamortized debt discount and debt issuance costs during the year ended December 31, 2013.

As previously disclosed, the Credit Agreement prior to giving effect to the Amendment required the Company to maintain a consolidated leverage ratio at all times less than or equal to 3.75 to 1 initially, with step-downs to (i) 3.50 to 1 beginning with the fiscal quarter ending December 31, 2012, (ii) 3.25 to 1 beginning with the fiscal quarter ending December 31, 2013 and (iii) 3.00 to 1 beginning with the fiscal quarter ending

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2014. The Credit Agreement, as effected by the Amendment, requires the Company to maintain a consolidated leverage ratio at all times less than or equal to 4.00 to 1 and a consolidated senior secured leverage ratio at all times less than or equal to 3.25 to 1. The Company's consolidated leverage ratio is defined as the ratio of (1) consolidated total debt to (2) consolidated EBITDA (with add-backs permitted to consolidated EBITDA for (a) fees and expenses related to the Merger, the closing of the Credit Agreement, a specified historic acquisition and future permitted acquisitions, (b) synergies projected by the Company in good faith to be realized as a result of the Merger in an aggregate amount not to exceed a specified threshold and (c) fees and expenses and integration costs related to historical acquisitions by Catalyst in an aggregate amount not to exceed a specified threshold). The Company's new consolidated senior secured leverage ratio is defined as the ratio of (1) (a) consolidated total debt minus (b) any portion of consolidated total debt that is subordinated or not secured by a lien upon the assets of the Company or its subsidiaries to (2) consolidated EBITDA (subject to the permitted add-backs noted above). The Amendment continues to require the Company to maintain an interest coverage ratio greater than or equal to 4.00 to 1. The interest coverage ratio is defined as the ratio of (1) consolidated EBIT (subject to the permitted add-backs noted above) to (2) consolidated interest expense, tested at the end of each fiscal quarter for the rolling four fiscal quarter period then most recently ended. As of December 31, 2013, the Company was in compliance with the covenants of the Credit Agreement, as amended by the Amendment.

Principal amounts outstanding under the Revolving Facility are due and payable in full on June 1, 2018. Principal repayments on the Term Loan Facility will be due as follows (in thousands):

Year	Amount due
2014	$50,000
2015	68,750
2016	93,750
2017	118,750
2018	656,250
Total	$987,500

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

The carrying value of the Company's debt at December 31, 2013 approximates its fair value.

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

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Equity incentive plans:
Effective on March 11, 2009, the Board of Directors of the Company adopted the Catamaran Corporation Long-Term Incentive Plan (“LTIP”), which was approved by the shareholders of the Company at the Annual and Special Meeting of Shareholders on May 13, 2009. The LTIP provides for the grant of stock option awards, stock appreciation rights, restricted stock awards, restricted stock unit ("RSU") awards, performance awards and other stock-based awards to eligible persons, including executive officers and directors of the Company. The purpose of the LTIP is to advance the interests of the Company by attracting and retaining high caliber employees and other key individuals who perform services for the Company, a subsidiary or an affiliate; align the interests of the Company’s shareholders and recipients of awards under the LTIP by increasing the proprietary interest of such recipients in the Company’s growth and success; and motivate award recipients to act in the best long-term interest of the Company and its shareholders. The LTIP replaced the previous stock option plan, and no further grants or awards will be issued under the previous stock option plan. The maximum common shares of the Company allowed to be issued under the LTIP was increased by 3.6 million on May 11, 2011, after the Company’s shareholders approved an amendment to the LTIP at the Annual and Special Meeting of Shareholders of the Company. In July 2012, the maximum common shares of the Company allowed to be issued under the LTIP was increased by 5.0 million. Any full-value awards (i.e., any awards other than stock options or stock appreciation rights) granted under the LTIP are counted against this share limit as 1.79 shares for every one share granted. There were 6,196,313 stock-based awards available for grant under the LTIP as of December 31, 2013.

In connection with the closing of the Merger with Catalyst on July 2, 2012, the Company assumed two stock incentive plans (together the "Assumed Plans"), each as amended and adjusted for the purpose of granting awards to certain employees of the Company subsequent to the close of the Merger or to newly hired employees of the Company who were not employed with the Company as of the close of the Merger. The Assumed Plans provide for the grant of stock option awards, RSU awards, performance awards and other stock-based awards to eligible persons. The maximum common shares of the Company allowed to be issued under the Assumed Plans is 1,480,936. Any full-value awards (i.e., any awards other than stock options or SARs) granted under the Assumed Plans are counted against this share limit as 1.45 shares for every one share granted. There were 1,061,561 stock-based awards available for grant under the Assumed Plans as of December 31, 2013.

(c)	Stock Options
Prior to May 2007, all stock options awarded by the Company were denominated in Canadian dollars as required by the plan in effect at the grant date. Amendments to the plan in May 2007 permitted the Company to denominate stock option awards in either Canadian or U.S. dollars. All grants made subsequent to May 2007 were denominated in U.S. dollars.

During the year ended December 31, 2013, there were 45,574 stock options denominated in Canadian dollars that were exercised with a weighted average exercise price of $3.53. As of the year ended December 31, 2013, there were no stock options denominated in Canadian dollar outstanding.

The following table summarizes activity related to stock options denominated in U.S. dollars for the year ended December 31, 2013. The Company began issuing these stock options subsequent to May 2007:

	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	1,413,408	$21.18
Granted	379,520	$56.05
Exercised	(302,494)	$9.36
Forfeited	(94,290)	$45.13
Outstanding, end of period	1,396,144	$31.60

U.S. dollar options granted during 2013, were primarily subject to a graded vesting schedule of four years. U.S. dollar options granted expire seven years from the grant date.

The following table summarizes certain information about the U.S. dollar stock options outstanding at December 31, 2013:

Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$6.39 - $15.26	291,992	2.73	$10.08	243,532	$9.08
$15.27 - $25.85	392,082	4.09	$23.88	187,060	$23.34
$25.86 - $40.17	357,240	5.10	$34.29	93,058	$33.59
$40.18 - $55.78	43,440	5.92	$47.19	7,250	$45.34
$55.79 - $56.25	311,390	6.18	$56.25	—	$—
$6.39 - $56.25	1,396,144	4.59	$31.60	530,900	$18.89

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value and remaining contractual term of exercisable stock options at December 31, 2013 was $15.2 million and 3.59 years, respectively. The aggregate intrinsic value and remaining contractual term of all vested options and options that are expected to vest are $24.9 million and 4.59 years, respectively. The total fair value of stock options which vested during the years ended December 31, 2013, 2012, and 2011 was approximately $3.5 million, $2.8 million, and $2.5 million, respectively.

As of December 31, 2013, there were $8.7 million and $0.9 million of unrecognized compensation cost related to U.S. dollar stock options for LTIP and Assumed Plans, respectively, which are expected to be recognized over a weighted-average period of 2.52 years and 3.33 years, respectively.

The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012, and 2011 was $14.9 million, $50.3 million, and $30.6 million , respectively.

(d)	Employee Stock Purchase Plan:

On May 16, 2007, shareholders of the Company approved the creation of the Employee Stock Purchase Plan (“ESPP”) which allows eligible employees to withhold annually up to a maximum of 15% of their base salary, or $25,000, subject to U.S. Internal Revenue Service limitations, for the purchase of the Company’s common shares. Common shares will be purchased on the last day of each offering period at a discount of 5% of the fair market value of the common shares on such date. The aggregate number of common shares that may be awarded under the ESPP may not exceed 400,000 common shares. Common shares available for purchase under the ESPP are drawn from reacquired common shares purchased on behalf of the Company in the open market. During 2013, 2012, and 2011, the Company delivered 33,728, 14,697, and 13,544 common shares, respectively, under the ESPP.

The ESPP is not considered compensatory as the plan terms are no more favorable than to all other shareholders, and the purchase discount does not exceed the per-share costs that would be incurred through a public offering. Since the plan is not considered compensatory, no portion of the costs related to ESPP purchases is included in the Company’s stock-based compensation expense.

(e)	Restricted Stock Units:

During 2013, the Company granted time-based RSUs and performance based RSUs to its employees and non-employee directors under both the LTIP and the Assumed Plans. Time-based RSUs vest on a straight-line basis over a range of three to four years. During 2012 and 2013, the Company also granted time-based RSUs that cliff vest after a three to four year period. Performance-based RSUs cliff vest based upon reaching agreed upon three-year performance conditions. The number of outstanding performance-based RSUs as of December 31, 2013 stated below assumes the associated performance targets will be met at the maximum level. The table below summarizes the number of time-based and performance-based RSUs that were granted and outstanding under both plans for the year ended December 31, 2013:

	LTIP Plan			Assumed Plans
	Number of Restricted Stock Units			Number of Restricted Stock Units
	Time-Based	Performance - Based	Weighted Average Grant Date Fair Value Per Unit	Time-Based	Performance - Based	Weighted Average Grant Date Fair Value Per Unit
Granted	251,970	253,980	$56.25	140,938	27,654	$55.19
Outstanding	684,538	650,156	—	201,782	11,874	—

The total grant date fair value of RSUs that vested during 2013, 2012, and 2011 was $27.3 million, $18.0 million, and $4.8 million, respectively. The weighted average grant date fair value of awards granted during 2013, 2012, and 2011 was $55.99, $38.49, and $25.30, respectively.

The following table summarizes the information about RSUs for the year ended December 31, 2013 under the plans:

	LTIP Plan		Assumed Plans
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested balance as of the beginning of the period	1,374,530	$27.10	241,974	$45.13
Granted	505,950	$56.25	168,592	$55.19
Vested	(464,740)	$19.04	(33,160)	$45.21
Forfeited	(81,046)	$40.51	(163,750)	$47.84
Nonvested balance as of the end of the period	1,334,694	40.14	213,656	$50.98

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	Stock-based Compensation:

For the years ended December 31, 2013, 2012, and 2011, the Company recorded stock-based compensation expense of $25.6 million, $17.7 million, and $9.4 million, respectively. At December 31, 2013, there was $29.7 million and $8.8 million unrecognized compensation cost related to RSUs under the LTIP and Assumed Plans, which is expected to be recognized over a weighted-average period of 2.19  and 3.00 years, respectively.

The Company allocated stock-based compensation costs to the same statement of operations line item as the cash compensation to those employees. Accordingly, the allocation of the compensation costs is as follows for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	2013	2012	2011
Cost of revenue	$1,404	$687	$650
Selling, general and administrative	24,158	16,980	8,795
Total stock-based compensation	$25,562	$17,667	$9,445

The total income tax benefit, using the Company’s statutory tax rates, recognized in the statements of operations for stock-based compensation arrangements for years ended December 31, 2013, 2012, and 2011 was $9.5 million, $6.5 million, and $3.5 million, respectively.

The Black-Scholes-Merton option-pricing model was used to estimate the fair value of the options at grant date for the years ended December 31, 2013, 2012, and 2011, based on the following assumptions:

	2013	2012	2011
Volatility	41.4-45.4%	47.2-49.2%	48.6 - 51.9%
Risk-free interest rate	0.81-1.74%	0.65-0.83%	0.86 - 2.16%
Expected life	4.5 years	4.5 years	4.5 years
Dividend yield	—	—	—
Weighted average grant date fair value:
U.S. dollar stock options	$21.33	$14.70	$10.81

The volatility assumption is based on historical volatility at the date of grant for the period equal to the expected life of the option.

The expected life assumption is based on historical exercise patterns. The options issued to employees typically have a longer expected life of 4.5 to 5 years due to the vesting schedules, whereas options issued to directors have a shorter expected life of 1 to 2.5 years due to the shorter vesting period of some director options.

The Company does not expect to pay dividends and, therefore, no dividend yield assumption is used in calculating the fair value of stock options.

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Income Taxes
The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows.

	December 31,
	2013	2012
	(In thousands)
Deferred income tax assets:
Non-capital loss carryforwards (“NOL”)	$18,229	$3,928
Capital loss carried forward	4,596	4,254
Lease inducements and deferred financing	12,528	2,619
Investment tax credits	536	536
Reserves and accruals	45,974	37,637
Stock-based compensation	12,763	7,994
Other	4,276	4,317
Total	98,902	61,285
Less valuation allowance - current	875	486
Less valuation allowance - long term	17,486	5,311
Total valuation allowance	18,361	5,797
Total deferred tax assets	$80,541	$55,488
Deferred tax assets — current	$44,029	$38,938
Deferred tax assets — long term	36,512	16,550
Total	$80,541	$55,488
Deferred income tax liabilities:
Property and equipment and intangible assets	$329,842	$353,162
Dividend withholding tax	5,675	8,000
Other	3,146	2,014
Total	$338,663	$363,176
At December 31, 2013, the Company had gross deferred tax assets (“DTAs”) totaling $98.9 million compared to $61.3 million at December 31, 2012. Of the $98.9 million, $18.1 million of DTAs related to its Canadian operations compared to $5.0 million at December 31, 2012. The Company also had deferred tax liabilities which decreased to $338.7 million at December 31, 2013 from $363.2 million at December 31, 2012.
The balance of the valuation allowance was $18.4 million at December 31, 2013 compared to $5.8 million at December 31, 2012. The valuation allowance arising from the Canadian operations was $17.1 million at December 31, 2013 and $4.8 million at December 31, 2012. The Canadian valuation allowance increased during the year as a result of a loss from operations. The amount of this valuation allowance is subject to adjustment by the Company in future periods based upon its assessment of evidence supporting the degree of probability that DTAs will be realized.
At December 31, 2013, the Company had a DTA of $18.2 million related to Canadian, US Federal and state NOLs. The NOLs are available to reduce future years’ taxable income and expire beginning in 2018. A valuation allowance of $13.7 million has been established against a portion of the NOLs not anticipated to be utilized.

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between the effective tax rate reflected in the provision for income taxes and the U.S. statutory income tax rate are as follows (dollars in thousands):

	Years Ended December 31,
	2013	2012	2011
Corporate statutory rate	35.0%	35.0%	35.0%
Income tax expense on income before income taxes	$140,751	$66,618	$48,403
Tax effect of:
State and local income taxes, net of federal benefit	10,726	4,281	3,025
Transaction costs and transaction related expenses	938	5,252	100
Dividend withholding tax	(65)	13,074	—
Impact of foreign tax rates	(3,693)	(1,582)	(73)
Non-Controlling interest	(13,670)	(1,645)	—
Cross-jurisdictional financing	(44,659)	(23,937)	(6,072)
Adjustment to tax reserves	1,202	550	40
Other	3,277	3,213	1,085
Valuation allowance	8,596	3,492	—
	$103,403	$69,316	$46,508
Income from U.S. operations before income taxes was $319.8 million, $158.7 million, and $137.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Income from outside the U.S. before income taxes, including taxable income attributable to intercompany debt, was $82.3 million, $31.6 million, and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current tax expense
United States	$146,484	$94,834	$52,297
Foreign	1,255	12,407	105
Total current tax expense	147,739	107,241	52,402
Deferred tax expense (benefit)
United States	(44,180)	(38,441)	(6,066)
Foreign	(156)	516	172
Total deferred tax expense	(44,336)	(37,925)	(5,894)
Total tax expense	$103,403	$69,316	$46,508
Uncertain Tax Positions
Accounting guidance for uncertain tax positions prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2013, the Company has an accrued liability in the consolidated balance sheet of $28.9 million. As of December 31, 2012 and 2011, the Company had an accrued liability of $18.8 million and $0.6 million, respectively. The increase is primarily the result of matters related to the Catalyst Merger. This liability related to various uncertain federal and state income tax matters, the resolution of all of which would not have a material impact on the Company’s effective tax rate.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, for 2013 is as follows (in millions):

2013
Balance at January 1	$18.8
Additions for tax positions related to prior years	26.5
Reductions for tax positions related to prior years	(16.8)
Additions based on tax positions related to the current year	0.4
Balance at December 31	$28.9

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties at December 31, 2013 and 2012 was $4.7 million and $0.5 million, respectively. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease within twelve months of December 31, 2013. The Company currently estimates that such increases or decreases will not be material.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, including Canada. With few exceptions, the Company is no longer subject to tax examinations by tax authorities for years prior to 2007.

12.     Lease Exit Costs

In August 2013, the Company executed a plan to exit a portion of space it had leased in Maryland and entered into a sub-lease agreement with a third-party tenant that was coterminous with the Company's remaining lease term. As a result of this exit, the Company recorded an approximately $5.6 million charge in SG&A expense and corresponding lease loss accrual equal to the present value of the amount by which the net future lease obligations exceed the remaining rent-related deferred balances. The net future lease obligations were calculated by taking the remaining contractual rent obligation less the amount the Company will receive from the sub-lease agreement and recorded at its present value based on the Company's credit adjusted riskfree interest rate.

As of December 31, 2013, the Company had a lease loss accrual of approximately $5.3 million, which is included in accrued expenses and other current liabilities in the consolidated balance sheets. Remaining lease payments, and remaining sub-lease receipts, associated with the Maryland lease loss accrual are expected to be paid and received over the remaining lease term. Based on the Company's current assumptions as of December 31, 2013, expected lease payments, net of sub-lease receipts, are expected to result in a total net cash outlay of approximately $6.7 million for the remaining lease term. The partial exit from the space in Maryland did not involve any employee termination costs or trigger any material asset impairment charges.
13.    Earnings Per Share

The following table sets forth the computation of basic and diluted EPS for the years ended December 31, 2013, 2012, and 2011 (in thousands, except share and per share data):

	2013	2012	2011
Numerator:
Net income available to common shareholders	$262,170	$116,658	$91,786
Denominator for basic EPS — weighted average common shares outstanding	206,013,876	166,765,682	124,253,312
Effect of dilutive securities:
Restricted stock units	321,587	329,975	462,314
Stock options	384,063	734,963	1,187,890
Denominator for diluted EPS	206,719,526	167,830,620	125,903,516
Earnings per share:
Basic	$1.27	$0.70	$0.74
Diluted	$1.27	$0.70	$0.73

The Company calculated the number of options and RSUs included in the diluted EPS calculation following the treasury stock method as outlined in earnings per-share accounting guidance. The following represents the stock options and RSUs that are not included in the calculation of diluted EPS due to their anti-dilutive impact:

	December 31,
	2013	2012	2011
Anti-dilutive RSUs	615,608	773,509	23,906
Anti-dilutive stock options	30,381	288,532	90,638
	645,989	1,062,041	114,544

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.    Supplemental Cash Flow Information
(a) Other non-cash activities (in thousands):

	Years Ended December 31,
	2013	2012	2011
Contingent purchase price recorded from the SaveDirectRx acquisition	$—	$—	$4,225
Equity shares issued as a result of the NMHC acquisition	$—	$4	$12
Equity shares issued as a result of the Catalyst Merger	$—	$3,238,141	$—
(b) Cash paid / received for income taxes and interest was as follows for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Income taxes paid	$158,053	$22,052	$30,948
Interest paid	$30,322	$18,711	$1,792
Interest received	$735	$473	$502

15.	Employee Benefit Plans
The Company has a 401(k) savings plan that allows eligible employees to defer a percentage of their salary, not to exceed $17,500, $17,000 and $16,500 in 2013, 2012 and 2011, respectively. The Company matches an amount equal to 100% of the first 1% eligible earnings and 50% of the next 2% through 6% eligible earnings. All participant contributions are 100% vested. Employer contributions become 20% vested after one year of service and 100% vested after completion of two years of service. For 2013, 2012 and 2011, the Company’s contributions to this plan were $7.0 million, $4.9 million, and $2.3 million, respectively.

16.	Commitments and Contingencies

(a)	Lease Commitments:

The Company maintains operating lease agreements for office space in its main operating locations. The Company also leases certain office equipment.

Aggregate future minimum payments in respect of non-cancellable operating lease agreements as of December 31, 2013, which extend until 2025, are as follows (in thousands):

Operating Leases
2014	$20,620
2015	20,285
2016	19,273
2017	19,696
2018	16,807
After 2018	69,114
$165,795

The total rental expense under operating leases for the years ended December 31, 2013, 2012, and 2011 was $35.4 million, $17.1 million, and $6.4 million, respectively. The lease renewal terms have not been factored into the commitments noted above as not renewing these leases would not have a detrimental impact on the Company.

(b)	Contingencies:
From time to time in connection with its operations, the Company is named as a defendant in actions for damages and costs allegedly sustained by third-party plaintiffs. The Company has considered these proceedings and disputes in determining the necessity of any accruals for losses that are probable and reasonably estimable. In addition, various aspects of the Company’s business may subject it to litigation and liability for damages arising from errors in processing the pricing of prescription drug claims, failure to meet performance measures within certain contracts relating to its services performed, its ability to obtain certain levels of discounts or rebates on prescription purchases from retail pharmacies and drug manufacturers or other actions or omissions. The Company’s recorded accruals are based on estimates developed with

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consideration given to the potential merits of claims or quantification of any performance obligations. The Company takes into account its history of claims, the limitations of any insurance coverage, advice from outside counsel, and management’s strategy with regard to the settlement or defense of such claims and obligations. While the ultimate outcome of those claims, lawsuits or performance obligations cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these claims and performance obligations, that adequate provisions have been recorded in the accounts where required. As of December 31, 2013, the Company did not have any material contingencies accrual related to lawsuits or allegations brought against the Company.

(c)	Guarantees:

The Company provides routine indemnification to its customers against liability if the Company’s products infringe on a third-party’s intellectual property rights. The maximum amount of these indemnifications cannot be reasonably estimated due to their uncertain nature. Historically, the Company has not made payments related to these indemnifications.

17.    Segment Information

(a) Reportable Segments

The Company manages its business in two segments: PBM and HCIT. The Company and its chief operating decision maker evaluates segment performance and allocates resources based upon revenue and gross profit. Selling, general and administrative expenses, product development, depreciation and amortization, interest and other income and interest expense are reported as corporate expenses as these are managed on a consolidated basis by the Company. The Merger with Catalyst or the acquisition of Restat did not change the Company's conclusion on its reporting segments.

PBM Segment

The Company provides comprehensive PBM services to customers, which include managed care organizations, local governments, unions, corporations, HMOs, employers, workers’ compensation plans, third-party health care plan administrators, and federal and state government programs through its network of licensed pharmacies throughout the United States. The PBM services include electronic point-of-sale pharmacy claims management, retail pharmacy network management, mail and specialty pharmacy claims management, Medicare Part D services, benefit design consultation, preferred drug management programs, drug review and analysis, consulting services, data access and reporting and information analysis.

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

HCIT Segment

The Company also provides HCIT solutions and services to providers, payors and other participants in the pharmaceutical supply chain in North America. The Company’s product offerings include a wide range of software products for managing prescription drug programs and for drug prescribing and dispensing. The Company’s solutions are available on a license basis with on-going maintenance and support or on a transaction fee basis using an ASP model. The Company’s payor customers include managed care organizations, Blue Cross Blue Shield organizations, government agencies, employers and intermediaries such as pharmacy benefit managers. The Company’s provider customers include independent, regional chain, institutional, and mail-order pharmacies. The solutions offered by the Company’s services assist both payors and providers in managing the complexity and reducing the cost of their prescription drug programs and dispensing activities. The Company’s profitability from HCIT depends primarily on revenue derived from transaction processing services, software license sales, hardware sales, maintenance, and professional services.

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information by segment (in thousands):

Year Ended December 31, 2013	PBM	HCIT	Corporate	Total
Revenue	$14,632,104	$147,990	$—	$14,780,094
Cost of revenue	13,583,941	70,508	—	13,654,449
Gross profit	1,048,163	77,482	—	1,125,645
Corporate expenses	—	—	723,503	723,503
Income before income taxes	—	—	—	402,142
Income tax expense	—	—	—	103,403
Net income	—	—	—	298,739
Less net income attributable to non-controlling interest	—	—	—	36,569
Net income attributable to the Company	—	—	—	$262,170
Goodwill	$4,700,610	$19,665	—	$4,720,275
Total assets	$7,634,033	$361,730	$—	$7,995,763

Year Ended December 31, 2012	PBM	HCIT	Corporate	Total
Revenue	$9,785,084	$155,036	$—	$9,940,120
Cost of revenue	9,141,029	65,715	—	9,206,744
Gross profit	644,055	89,321	—	733,376
Corporate expenses	—	—	543,039	543,039
Income before income taxes	—	—	—	190,337
Income tax expense	—	—	—	69,316
Net income	—	—	—	121,021
Less net income attributable to non-controlling interest	—	—	—	4,363
Net income attributable to the Company	—	—	—	$116,658
Goodwill	$4,458,373	$19,665	—	$4,478,038
Total assets	$7,159,098	$226,029	$—	$7,385,127

Year Ended December 31, 2011	PBM	HCIT	Corporate	Total
Revenue	$4,859,243	$116,253	$—	$4,975,496
Cost of revenue	4,602,662	63,346	—	4,666,008
Gross profit	256,581	52,907	—	309,488
Corporate expenses	—	—	171,194	171,194
Income before income taxes	—	—	—	138,294
Income tax expense	—	—	—	46,508
Net income	—	—	—	$91,786
Less net income attributable to non-controlling interest	—	—	—	—
Net income attributable to the Company	—	—	—	$91,786
Goodwill	$271,380	$19,665	$—	$291,045
Total assets	$756,755	$293,552		$1,050,307

(b) Geographic Information

Revenues of the Company are primarily earned in the United States. The Company’s Canadian operations represented less than 0.1% of the Company’s consolidated revenue for the years ended December 31, 2013, 2012 and 2011.

(c) Major Customers

During the year ended December 31, 2013, one customer accounted for 23% of total revenue. During the year ended December 31, 2012, one customer accounted for 31% of total revenue. During the year ended December 31, 2011, one customer accounted for 40% of total revenue. In 2013, 2012 and 2011, these major customers were included in the PBM segment.

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2013, one customer accounted for 15% of the total accounts receivable balance. At December 31, 2012, one customer accounted for 13% of the total accounts receivable balance and another customer accounted for 12% of the total accounts receivable balance.

18.	Financial Instruments

(a)	Credit risk:

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

The Company used variable rate debt to assist in financing its Merger with Catalyst and acquisition of Restat. The Company is subject to interest rate risk related to the variable rate debt. When interest rates increase, interest expense could increase. Conversely, when interest rates decrease, interest expense could also decrease.

In order to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rates, the Company entered into 3-year interest rate swap agreements with a total notional amount of $500 million to fix the variable LIBOR rate on the Company's term loan to 0.52%, resulting in an effective rate of 2.15% after adding the 1.63% margin per the Credit Agreement. Under the interest rate swap, the Company receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent to fixed-rate debt with respect to the notional amount of such swap agreements. The interest rate contract derivative instrument was designated as a cash flow hedge upon its inception in August, 2012.

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

The fair value of the interest rate swap liability as of December 31, 2013 was $1.7 million. Interest expense for the year ended December 31, 2013 includes $1.5 million of interest expense reclassified from other comprehensive income into current earnings. As of December 31, 2013, approximately $1.3 million of deferred expenses related to the derivative instruments accumulated in other comprehensive income is expected to be reclassified as interest expense during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions.

The estimated fair value of the Company’s financial instruments has been determined based on the Company’s assessment of available market information and appropriate valuation methodologies. However, these estimates may not necessarily be indicative of the amounts that the Company could realize in a current market exchange. See Note 19 for the Company’s disclosure on the fair value of derivative instruments.

(d)	Foreign exchange risk:

The Company is subject to foreign exchange risk related to its operations in Canada. The Company does not enter into derivative instruments to mitigate this risk. Exposure to fluctuations in Canadian-dollar denominated transactions is partially offset by Canadian dollar-denominated assets and liabilities.
19. Fair Value

Fair value measurement guidance defines a hierarchy to prioritize the inputs to valuation techniques used to measure fair value into three broad levels, with Level 1 considered the most reliable. For assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet, the table below categorizes fair value measurements across the three levels as of December 31, 2013 (in thousands):

Year Ended December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent purchase price consideration	$—	$—	$19,954	$19,954
Derivative	$—	$1,719	$—	$1,719

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Contingent purchase price consideration	$—	$—	$49,183	$49,183
Derivatives	$—	$2,639	$—	$2,639

Contingent purchase price consideration

The contingent purchase price consideration liability reflects the fair values of potential future payments related to the acquisition of Walgreens Health Initiatives (acquired by Catalyst in 2011). The potential future payments are contingent upon the acquired entities meeting or exceeding certain revenue, gross profit or client retention targets through 2014. As of December 31, 2013, the fair value of the contingent purchase price consideration was $20.0 million and is classified as accrued expenses and other current liabilities in the consolidated balance sheet. The contingent purchase price consideration decreased for the year ended December 31, 2013 as compared to the balance as of December 31, 2012 due to payments of $25.5 million and an adjustment of $4.5 million which was recognized in the SG&A in the consolidated statement of operations.

The change in the present value of the amount expected to be paid in the future for the contingent purchase price consideration was $0.8 million and $1.7 million for the years ended December 31, 2013 and 2012, respectively and was recorded as interest expense in the consolidated income statement. The Company utilized a probability weighted discounted cash flow method to arrive at the fair value of the contingent consideration based on the expected results or the achievement of client retention milestones.

As the fair value measurement for the contingent consideration is based on inputs not observed in the market, these measurements are classified as Level 3 measurements as defined by fair value measurements guidance.

Derivatives

Derivative liabilities relate to the interest rate swap (refer to Note 18 — Financial Instruments for further information), which had a fair value of $1.7 million as of December 31, 2013. As the fair value measurement for the derivative instrument is based on quoted prices from a financial institution, the measurement is classified as Level 2 measurement as defined by fair value measurements guidance.

During 2013 and 2012, there were no movements of fair value measurements between levels 1, 2 and 3.

20.    Supplemental Information

	Beginning Balance	Charged to Expense	Adjustments	Ending Balance
	(In thousands)
Allowance for doubtful accounts
Year Ended December 31, 2013	$7,899	$1,187	$(3,226)	$5,860
Year Ended December 31, 2012	$2,725	$3,328	$1,846	$7,899
Year Ended December 31, 2011	$3,553	$(301)	$(527)	$2,725

	Beginning Balance	Charged to Expense	Adjustments	Ending Balance
	(In thousands)
Valuation allowance for deferred tax assets
Year Ended December 31, 2013	$5,797	$8,596	$3,968	$18,361
Year Ended December 31, 2012	$3,603	$2,194	$—	$5,797
Year Ended December 31, 2011	$3,714	$(111)	$—	$3,603

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation (under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer), pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures as of December 31, 2013 (the “Evaluation Date”), which is the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date such disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting that is described below in Management's Report on Internal Control Over Financial Reporting.

As a result of the material weakness identified, the Company assessed the material weakness's impact to the Company's consolidated financial statements to ensure they were prepared in accordance with generally accepted accounting principles and present fairly the Company's financial results of operation as of and for the year ended December 31, 2013. Based on management's additional procedures and assessment, management concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material aspects, the Company's financial position, results of operations and cash flows for the periods presented.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the criteria set forth in the Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2013, our internal control over financial reporting is not effective due to the material weakness described below. The effectiveness of the Company's internal control over financial reporting as of December 31, 2013, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report, included in Item 8 of this Form 10-K.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company has identified a material weakness in the operating effectiveness of general information technology controls ("GITCs") intended to ensure that access to applications and data, and the ability to place program changes into production for such applications and data, was adequately restricted to appropriate internal personnel. As a result, classes of transactions subject to the operation of GITCs allow for a reasonable possibility that a material misstatement will not be prevented or detected on a timely basis.

On October 1, 2013, the Company completed its acquisition of Restat. Due to the timing of completing the Restat acquisition, it was not possible for the Company to include Restat in management's assessment of internal control over financial reporting as of December 31, 2013. Restat accounted for less than 6% of the Company’s total consolidated assets and less than 2% of the Company's total consolidated revenues for 2013.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

In response to the material weakness the Company has developed a plan with oversight from the Audit Committee of the Board of Directors to remediate the material weakness. As part of the remediation process, the Company will enhance its internal documentation and monitoring approach to ensure that all GITC procedures designed to restrict access to applications and data are operating in an optimal manner in order to provide management with comfort that access is properly limited to the appropriate internal personnel.

Changes in Internal Control over Financial reporting

Except as described above in regards to the Restat acquisition, there were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Information related to compensation plans under which our equity securities are authorized for issuance as of December 31, 2013 is set forth in the table below.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Equity Awards	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (1)	2,730,838	(2)	6,196,313
Equity compensation plans not approved by security holders (3)	213,656	—	1,061,561

(1)
The Long Term Incentive Plan ("LTIP") provides for the grant of stock option awards, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other stock-based awards to eligible persons, including executive officers and directors of the Company.

(2)
At December 31, 2013, the Company had no outstanding options denominated in Canadian dollars. There are 1,396,144 options outstanding that are denominated in U.S. dollars with a weighted average exercise price of $31.60. The remaining 1,334,694 securities outstanding are unvested RSUs with a weighted average grant date fair value of $40.14 per unit.

(3)
In connection with the completion of the Catalyst Merger on July 2, 2012, the Company assumed the 2003 HealthExtras, Inc. Equity Incentive Plan (the “Catalyst 2003 Plan”) and the Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan (the “Catalyst 2006 Plan” and, together the Catalyst 2003 Plan, the "Assumed Plans"). Although the former public stockholders of Catalyst approved the Assumed Plans, the Company's stockholders have not approved the Assumed Plans.  New awards under the Assumed Plans may not be made to any persons who were employees of Catamaran (formerly SXC Health Solutions) and its subsidiaries at the time of the completion of the Catalyst Merger. The Catalyst 2003 Plan terminated on March 4, 2013, and the Catalyst 2006 Plan will terminate on April 7,

2020. Currently, the Company's Board of Directors may terminate or amend the Assumed Plans at any time, subject to applicable NASDAQ and TSX stockholder approval requirements. The Catalyst 2003 Plan provides for the grant of stock options and restricted stock awards, and the Catalyst 2006 Plan provides for the grant of stock options, stock appreciation rights (“SARs”), restricted stock awards, restricted stock unit (“RSU”) awards, performance awards and other stock-based awards. Any full-value awards (i.e., any awards other than stock options or SARs) granted under the Assumed Plans are counted as 1.45 shares for every one share granted for the purpose of determining the number of remaining common shares available for future issuance under the Assumed Plans. The Company's Compensation Committee has the exclusive authority to administer the Assumed Plans, including the power to determine eligibility, the types and sizes of awards, the price and timing of awards and the acceleration or waiver of any vesting restriction. At December 31, 2013, the Company had outstanding 213,656 unvested RSUs under the Assumed Plans with a weighted average grant date fair value of $50.98 per unit.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2014.

CATAMARAN CORPORATION

By:	/s/ Mark A. Thierer
Mark A. Thierer
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

By:	/s/ Mark A. Thierer	Chairman and Chief Executive Officer (Principal Executive Officer and Director)	March 3, 2014
Mark A. Thierer

By:	/s/ Jeffrey Park	Chief Financial Officer and Executive Vice President, Finance (Principal Financial and Accounting Officer)	March 3, 2014
Jeffrey G. Park

By:	/s/ Peter J. Bensen	Director	March 3, 2014
Peter J. Bensen

By:	/s/ Steven Cosler	Director	March 3, 2014
Steven D Cosler

By:	/s/ William J. Davis	Director	March 3, 2014
William J. Davis

By:	/s/ Steven B. Epstein	Director	March 3, 2014
Steven B. Epstein

By:	/s/ Betsy D. Holden	Director	March 3, 2014
Betsy D. Holden

By:	/s/ Karen L. Katen	Director	March 3, 2014
Karen L. Katen

By:	/s/ Harry M. Kraemer	Director	March 3, 2014
Harry M. Kraemer

By:	/s/ Anthony R. Masso	Director	March 3, 2014
Anthony R. Masso

Exhibit Index

Exhibit Number	Description of Document	Reference
2.1
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
Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 29, 2012
2.4	Stock Purchase Agreement, dated as of March 8, 2011, between Walgreen Co. and Catalyst Health Solutions, Inc.*	Incorporated herein by reference to Exhibit 2.1 to Catalyst Health Solutions Inc.'s Current Report on Form 8-K filed on March 14, 2011
2.5	Membership Interest Purchase Agreement, dated July 31, 2013, by and between Catamaran LLC and The F. Dohmen Co.*	Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 4, 2013
3.1	Articles of Continuance, as amended through July 3, 2012, of Catamaran Corporation (formerly named SXC Health Solutions Corp. and Systems Xcellence Inc.)	Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2012
3.2	Amended and Restated Bylaws of Catamaran Corporation, as amended through July 3, 2012	Incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2012
4.1	Specimen of Common Stock Certificate	Incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on March 1, 2013
10.1†	SXC Health Solutions Corp. Second Amended and Restated Long-Term Incentive Plan	Incorporated herein by reference to Annex G to the Company's Definitive Joint Proxy Statement/Prospectus filed on June 1, 2012
10.2†	Form of SXC Health Solutions Corp. Stock Option Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2009
10.3†	Form of SXC Health Solutions Corp. Time-Vesting Restricted Stock Unit Award Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2009
10.4†	Form of SXC Health Solutions Corp. Time-Vesting Restricted Stock Unit Award Agreement for Non-Employee Directors under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2009
10.5†	Form of SXC Health Solutions Corp. Performance-Based Restricted Stock Unit Award Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2009
10.6†	Form of SXC Health Solutions Corp. Time-Vesting Restricted Stock Unit Award Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed on March 5, 2010
10.7†	SXC Health Solutions, Inc. Deferred Compensation Plan, effective as of January 1, 2009	Incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed on March 13, 2009

10.8†	2007 Employee Stock Purchase Plan	Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-145449) filed on August 14, 2007
10.9†	Amendment No. 1 to the SXC Health Solutions Corp. 2007 Employee Stock Purchase Plan, dated March 11, 2009	Incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed on March 13, 2009
10.10†	Amendment No. 2 to the SXC Health Solutions Corp. 2007 Employee Stock Purchase Plan, dated March 2, 2010	Incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on March 5, 2010
10.11†	Amendment No. 3 to the Catamaran Corporation 2007 Employee Stock Purchase Plan, dated September 5, 2012	Incorporated herein by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed on November 2, 2012
10.12†	SXC Health Solutions Corp. Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 17, 2010
10.13†	2003 HealthExtras, Inc. Equity Incentive Plan	Incorporated herein by reference to Exhibit A to Catalyst Health Solutions, Inc.'s Definitive Proxy Statement filed on April 30, 2003
10.14†	Amendment to the 2003 HealthExtras, Inc. Equity Incentive Plan	Incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on July 6, 2012
10.15†	Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan, as Amended and Restated on April 8, 2010	Incorporated herein by reference to Appendix A to Catalyst Health Solutions, Inc.'s Definitive Proxy Statement filed on April 23, 2010
10.16†	Amendment to the Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan, as amended	Incorporated herein by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on July 6, 2012
10.17†	SXC Health Solutions Corp. Restricted Stock Unit Award Agreement relating to the Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on July 6, 2012
10.18†	SXC Health Solutions Corp. Performance-Based Restricted Stock Unit Award Agreement relating to the Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on July 6, 2012
10.19†	SXC Health Solutions Corp. Amended and Restated Stock Option Plan	Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-145450) filed on August 14, 2007
10.20†	Form of SXC Health Solutions Corp. Stock Option Agreement for certain Employees, Non-Employee Directors and Service Providers	Incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed on March 17, 2008
10.21†	Employment Agreement, effective as of June 30, 2008, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Mark Thierer	Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2008
10.22†	First Amendment to the Employment Agreement, effective as of June 30, 2008, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Mark Thierer	Incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed on March 13, 2009
10.23†	Second Amendment to the Employment Agreement, effective as of September 1, 2010, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Mark Thierer	Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2010
10.24†	Third Amendment to the Employment Agreement, effective as of December 31, 2012, among Catamaran Corporation, Catamaran LLC and Mark Thierer	Incorporated herein by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on March 1, 2013
10.25†	Employment Agreement, effective as of June 30, 2008, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Jeffrey G. Park	Incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2008
10.26†	First Amendment to the Employment Agreement, effective as of June 30, 2008, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Jeffrey G. Park	Incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on March 13, 2009

10.27†	Second Amendment to the Employment Agreement, effective as of September 1, 2010, among SXC Health Solutions Corp., SXC Health Solutions, Inc. and Jeffrey G. Park	Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2010
10.28†	Third Amendment to the Employment Agreement, effective as of December 31, 2012, among Catamaran Corporation, Catamaran LLC and Jeffrey G. Park	Incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on March 1, 2013
10.29†	Employment Agreement, effective as of November 6, 2008, between SXC Health Solutions, Inc. and John Romza	Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2008
10.30†	Employment Agreement, effective as of June 22, 2010, among SXC Health Solutions Inc., and Joel Saban	Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2010
10.31†	Employment Agreement, effective as of February 16, 2008, among SXC Health Solutions Inc., and Clifford E. Berman	Incorporated herein by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on February 25, 2011
10.32†	First Amendment to the Employment Agreement, effective as of December, 22, 2008, among SXC Health Solutions, Inc. and Clifford E. Berman	Incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on February 25, 2011
10.33†	Second Amendment to the Employment Agreement, effective as of June 17, 2009, among SXC Health Solutions, Inc. and Clifford E. Berman	Incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K filed on February 25, 2011
10.34†	Employment Agreement, effective as of August 3, 2009, between Catalyst Health Solutions, Inc. and Richard A. Bates	Incorporated herein by reference to Exhibit 10.1 to Catalyst Health Solutions, Inc.'s Current Report on Form 8-K filed on August 7, 2009
10.35†	Amendment to Employment Agreement, effective as of June 22, 2010, between Catalyst Health Solutions, Inc. and Richard A. Bates	Incorporated herein by reference to Exhibit 10.1 to Catalyst Health Solutions, Inc.'s Quarterly Report on Form 10-Q filed on August 6, 2010
10.36†	Agreement, dated as of July 2, 2012, among SXC Health Solutions, Inc., Catalyst Health Solutions, Inc. and Richard A. Bates	Incorporated herein by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K filed on July 6, 2012
10.37†	Confidential Separation Agreement and General Release, dated as of January 11, 2013, between Catamaran Inc. and Richard A. Bates	Incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on March 1, 2013
10.38	Form of indemnification agreement for directors and certain officers of SXC Health Solutions Corp.	Incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on February 25, 2011
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
10.40
Amendment No. 1 to Credit Agreement, dated as of October 24, 2012, among Catamaran Corporation (f/k/a SXC Health Solutions Corp.), JPMorgan Chase Bank, N.A., individually and as administrative agent, and the other financial institutions signatory thereto
Incorporated herein by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q filed on November 2, 2012
10.41
Amendment No. 2 to Credit Agreement, dated as of June 3, 2013, among Catamaran Corporation (f/k/a SXC Health Solutions Corp.), JPMorgan Chase Bank, N.A., individually and as administrative agent, and the other financial institutions signatory thereto

Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 7, 2013
10.42	Subsidiary Guaranty, dated as of July 2, 2012, made by the Subsidiary Guarantors named therein in favor of JPMorgan Chase Bank, N.A., as administrative agent	Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 6, 2012
10.43	Security Agreement, dated as of July 2, 2012, among SXC Health Solutions Corp., the Subsidiary Guarantors named therein and JPMorgan Chase Bank, N.A., as collateral agent	Incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 6, 2012

10.44	Pledge Agreement, dated as of July 2, 2012, among SXC Health Solutions Corp., the Subsidiary Guarantors named therein and JPMorgan Chase Bank, N.A., as collateral agent	Incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 6, 2012
10.45†	Catamaran Corporation Outside Directors Deferred Compensation Plan, effective as of March 1, 2014	Filed herewith
12.1	Statement of computation of ratios of earnings to fixed charges	Filed herewith
21.1	List of Subsidiaries	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

†Indicates management contract or compensatory plan.
*The registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon the request of the SEC in accordance with Item 601(b)(2) of Regulation S-K.