Form 10-Q
period 2014-03-31
Catamaran Corp
filed 2014-05-02
CIK 1363851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2014, there were 206,855,099 of the Registrant’s common shares, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CATAMARAN CORPORATION
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$684,715	$387,241
Restricted cash	32,222	32,220
Accounts receivable, net of allowance for doubtful accounts of $5,061 (2013 — $5,860)	1,131,425	959,586
Rebates receivable	668,053	305,955
Other current assets	152,790	152,673
Total current assets	2,669,205	1,837,675
Property and equipment, net of accumulated depreciation of $117,426 (2013 — $103,858)	191,304	197,007
Goodwill	4,722,555	4,720,275
Other intangible assets, net of accumulated amortization of $416,269 (2013 — $363,546)	1,126,433	1,181,419
Other long-term assets	84,976	59,387
Total assets	$8,794,473	$7,995,763

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$962,039	$817,805
Accrued expenses and other current liabilities	295,545	254,100
Rebates payable	718,900	356,265
Current portion - long-term debt	56,250	50,000
Total current liabilities	2,032,734	1,478,170
Deferred income taxes	291,361	301,341
Long-term debt	1,396,661	1,215,363
Other long-term liabilities	86,930	89,391
Total liabilities	3,807,686	3,084,265
Commitments and contingencies (Note 10)
Shareholders’ equity
Common shares: no par value, unlimited shares authorized; 206,854,499 shares issued and outstanding at March 31, 2014 (December 31, 2013 — 206,305,070 shares)	4,238,684	4,215,291
Additional paid-in capital	67,484	77,790
Retained earnings	680,606	617,161
Accumulated other comprehensive loss	(1,895)	(1,752)
Total shareholders' equity	4,984,879	4,908,490
Non-controlling interest	1,908	3,008
Total equity	4,986,787	4,911,498
Total liabilities and equity	$8,794,473	$7,995,763

See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
	(unaudited)

Revenue	$4,914,479	$3,219,716
Cost of revenue	4,599,817	2,971,344
Gross profit	314,662	248,372
Expenses:
Selling, general and administrative	130,519	100,495
Depreciation of property and equipment	12,368	6,970
Amortization of intangible assets	54,986	50,056
	197,873	157,521
Operating income	116,789	90,851
Interest and other expense, net	11,336	11,039
Income before income taxes	105,453	79,812
Income tax expense (benefit):
Current	40,442	39,680
Deferred	(12,334)	(16,652)
	28,108	23,028
Net income	77,345	56,784
Less: Net income attributable to non-controlling interest	13,900	5,376
Net income attributable to the Company	$63,445	$51,408
Earnings per share attributable to the Company:
Basic	$0.31	$0.25
Diluted	$0.31	$0.25
Weighted average number of shares used in computing earnings per share:
Basic	206,525,188	205,576,875
Diluted	207,086,677	206,423,549
See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Net income	$77,345	$56,784
Other comprehensive income, net of tax
Unrealized income on cash flow hedge	143	261
Comprehensive income	77,488	57,045
Less: Comprehensive income attributable to non-controlling interest	13,900	5,376
Comprehensive income attributable to the Company	$63,588	$51,669
See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Cash flows from operating activities:
Net income	$77,345	$56,784
Items not involving cash:
Stock-based compensation	6,828	6,644
Depreciation of property and equipment	13,359	8,103
Amortization of intangible assets	54,986	50,056
Deferred lease inducements and rent	(77)	14,528
Deferred income taxes	(12,334)	(16,652)
Tax benefit on option exercises	(2,692)	(4,928)
Deferred financing cost amortization	2,188	2,493
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(171,907)	(1,664)
Rebates receivable	(362,352)	(14,553)
Restricted cash	(2)	227
Other current assets	26,312	12,467
Accounts payable	144,264	(34,136)
Accrued expenses and other current liabilities	20,753	(10,154)
Rebates payable	362,635	(8,674)
Other long-term assets and liabilities	(23,630)	2,764
Net cash provided by operating activities	135,676	63,305
Cash flows from investing activities:
Acquisition, net of cash acquired	(2,026)	—
Purchases of property and equipment	(12,782)	(25,243)
Proceeds from restricted cash	—	20,004
Net cash used by investing activities	(14,808)	(5,239)
Cash flows from financing activities:
Proceeds from issuance of debt	492,500	—
Repayment of long-term debt	(306,250)	(100,000)
Payment of financing costs	(955)	—
Proceeds from exercise of options	3,567	785
Tax benefit on option exercises	2,692	4,928
Payments of contingent consideration	—	(23,203)
Distributions to non-controlling interest	(15,000)	—
Net cash provided (used) by financing activities	176,554	(117,490)
Effect of foreign exchange on cash balances	52	4
Increase (decrease) in cash and cash equivalents	297,474	(59,420)
Cash and cash equivalents, beginning of period	387,241	370,776
Cash and cash equivalents, end of period	$684,715	$311,356

See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Equity
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest
	Shares	Amount					Total
Balance at December 31, 2013	206,305,070	$4,215,291	$77,790	$617,161	$(1,752)	$3,008	$4,911,498
Activity during the period (unaudited):
Net income	—	—	—	63,445	—	13,900	77,345
Exercise of stock options	139,800	5,070	(1,503)	—	—	—	3,567
Exercise of warrants	—	—	—	—	—	—	—
Vesting of restricted stock units	409,629	18,323	(18,323)	—	—	—	—
Tax benefit on options exercised	—	—	2,692	—	—	—	2,692
Stock-based compensation	—	—	6,828	—	—	—	6,828
Distributions to non-controlling interest	—	—	—	—	—	(15,000)	(15,000)
Other comprehensive income, net of tax	—	—	—	—	(143)	—	(143)
Balance at March 31, 2014 (unaudited)	206,854,499	$4,238,684	$67,484	$680,606	$(1,895)	$1,908	$4,986,787

Balance at December 31, 2012	205,399,102	$4,180,778	$73,530	$354,991	$(2,191)	$2,753	$4,609,861
Activity during the period (unaudited):
Net income	—	—	—	51,408	—	5,376	56,784
Exercise of stock options	133,264	1,125	(340)	—	—	—	785
Vesting of restricted stock units	373,018	20,898	(20,898)	—	—	—	—
Tax benefit on options exercised	—	—	4,928	—	—	—	4,928
Stock-based compensation	—	—	6,644	—	—	—	6,644
Distribution declared to non-controlling interest	—	—	—	—	—	(2,114)	(2,114)
Other comprehensive income, net of tax	—	—	—	—	261	—	261
Balance at March 31, 2013 (unaudited)	205,905,384	$4,202,801	$63,864	$406,399	$(1,930)	$6,015	$4,677,149
See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

Basis of presentation:
The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting on Form 10-Q, and following accounting policies consistent with the Company’s audited annual consolidated financial statements for the year ended December 31, 2013. The unaudited consolidated financial statements of the Company include its wholly-owned subsidiaries and all significant intercompany transactions and balances have been eliminated in consolidation. Amounts in the unaudited consolidated financial statements and notes thereto are expressed in U.S. dollars, except where indicated. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Certain reclassifications have been made to conform the prior year's consolidated financial statements to the current year's presentation. The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014. As of the issuance date of the Company’s financial statements, the Company has assessed whether subsequent events have occurred that require adjustment to or disclosure in these unaudited consolidated financial statements in accordance with Financial Accounting Standards Board’s (“FASB”) guidance.
Pursuant to the SEC rules and regulations for reporting on Form 10-Q, certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or excluded. As a result, these unaudited consolidated financial statements do not contain all the disclosures required to be included in the annual consolidated financial statements and should be read in conjunction with the most recent audited annual consolidated financial statements and notes thereto described in our Annual Report on Form 10-K for the year ended December 31, 2013.
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

a) Recent accounting standards implemented

In July 2013, the FASB issued authoritative guidance containing changes to the presentation of an unrecognized tax benefit when a loss or credit carryforward exists. The new standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in the settlement of the uncertain tax positions. The Company adopted this standard on January 1, 2014; however, the implementation of the standard did not have a significant impact on its financial results or in the presentation and disclosure of its financial statements.

No other new accounting standards have been adopted during the three-month period ended March 31, 2014.

b) Recent accounting standards issued

No new standards have been issued during the three-month period ended March 31, 2014 that the Company assessed to have a significant impact on its financial results or in the presentation and disclosure of its financial statements.

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

The acquisition was accounted for under the acquisition method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been recorded to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The carrying values for current assets and liabilities were deemed to approximate their fair values due to the short-term nature of their maturities. Fair values for acquired amortizable intangible assets were determined as follows: customer relationships were valued using an excess earnings model based on expected future revenues derived from the customers acquired, non-compete agreements were valued using discounted cash flow models based on expected future results of Restat and trademarks/tradenames were valued using a royalty savings model based on future projected revenues of Restat. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill.

All of the assets and liabilities recorded for the acquisition are included within the Company's PBM segment. The residual amount of the purchase price after preliminary allocation to identifiable net assets represents goodwill. Goodwill is non-amortizing for financial statement purposes. Goodwill of $225.8 million related to the Restat acquisition is tax deductible. The goodwill recognized by the Company represents many of the synergies and business growth opportunities that the Company anticipates may be realized from the acquisition of Restat. The synergies include improved pricing from the Company's suppliers due to the increased volume of prescription drug purchases, pull through opportunities of the Company's mail and specialty service offerings, and a more efficient leveraging of resources to achieve operating profits.
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

	Initial Amounts Recognized at Acquisition Date (a)	Measurement Period Adjustments (b)	Current Amounts Recognized at Acquisition Date
Accounts receivable	$13,842	$—	$13,842
Rebates receivable	6,635	(254)	6,381
Other current assets	383	—	383
Total current assets	20,860	(254)	20,606
Property and equipment	1,263	—	1,263
Intangible assets	182,720	—	182,720
Goodwill	223,474	2,280	225,754
Total assets acquired	428,317	2,026	430,343
Accounts payable	22,370	—	22,370
Rebates payable	16,106	—	16,106
Accrued liabilities	7,231	—	7,231
Total liabilities assumed	45,707	—	45,707

Net assets acquired	$382,610	$2,026	$384,636

(a) As previously reported in the Company's Form 10-K for the period ended December 31, 2013.

(b) These measurement period adjustments reflect an additional $2.0 million paid to former Restat owners for working capital reconciliation as well as changes in the estimated fair values of the associated assets acquired and liabilities assumed.

During the three-month period ended March 31, 2014, the Company recognized $8.7 million, of amortization expense from intangible assets acquired in the Restat acquisition. Amortization associated with the Restat acquisition for the remainder of 2014 is expected to be $25.0 million.

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
Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined historical results of operations of the Company and its acquisition of Restat as if the acquisition had occurred on the first day of the fiscal year prior to the fiscal year when the acquisition was completed. The unaudited pro forma financial information includes certain adjustments related to the acquisition, such as increased amortization from the fair value of intangible assets acquired recorded as part of the purchase accounting, the elimination of transactions between the Company and the acquired entities, and related income tax effects.
Unaudited pro forma results of operations are as follows (in thousands, except share and per share amounts):

Three Months Ended March 31, 2013
Revenue	$3,414,064
Gross profit	$265,572
Net income attributable to the Company	$56,642
Earnings per share attributable to the Company:
Basic	$0.28
Diluted	$0.27
Weighted average shares outstanding:
Basic	205,576,875
Diluted	206,423,549
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

5. Goodwill and Other Intangible Assets

Goodwill is reviewed for impairment annually or more frequently if impairment indicators arise. The Company allocates goodwill to both the PBM and HCIT segments. There were no impairments of goodwill during the three months ended March 31, 2014 and 2013.

The changes in the carrying amounts of goodwill by reportable segment for the three months ended March 31, 2014 are as follows (in thousands):

	PBM	HCIT	Total
Balance at December 31, 2013	$4,700,610	$19,665	$4,720,275
Measurement period adjustments (a)	254	—	254
Working capital adjustment (b)	2,026	—	2,026
Acquisitions	—	—	—
Balance at March 31, 2014	$4,702,890	$19,665	$4,722,555

(a)
Represents adjustments to the fair value of assets acquired and liabilities assumed for recent acquisitions during the measurement period. The measurement period adjustments were not recast to the 2013 consolidated financial statements as they were not deemed material.

(b)	Represents adjustments to purchase price for the Restat acquisition, including settlement of working capital adjustment.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Definite-lived intangible assets are amortized over the useful lives of the related assets. The components of intangible assets were as follows (in thousands):

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,527,722	$408,984	$1,118,738	$1,528,475	$355,737	$1,172,738
Non-compete agreements	11,920	5,594	6,326	13,430	6,463	6,967
Other intangible assets	3,060	1,691	1,369	3,060	1,346	1,714
Total	$1,542,702	$416,269	$1,126,433	$1,544,965	$363,546	$1,181,419

Total amortization associated with intangible assets at March 31, 2014 is estimated to be $158.2 million for the remainder of 2014, $194.0 million in 2015, $166.7 million in 2016, $147.5 million in 2017, $137.2 million in 2018, $126.8 million in 2019 and $195.9 million in total for years after 2019.

6. Debt

The following table sets forth the components of the Company's long-term debt, net of debt discounts as of March 31, 2014 and December 31, 2013 (in thousands).

	March 31, 2014	December 31, 2013
Senior secured term loan facility with an interest rate of 1.81% at March 31, 2014 and December 31, 2013.	$960,366	$965,363
Senior secured revolving credit facility due June 1, 2018 with an interest rate of 1.81% at March 31, 2014 and December 31, 2013.	—	300,000
4.75% Senior Notes due 2021	492,545	—
Less current maturities	(56,250)	(50,000)
Long-term debt	$1,396,661	$1,215,363

4.75% Senior Notes

In March 2014, the Company issued $500.0 million aggregate principal amount of 4.75% Senior Notes due 2021 (the “Senior Notes”). The Senior Notes mature on March 15, 2021 and bear interest at 4.75% per year. The Company will pay interest on the Senior Notes on March 15 and September 15 of each year, or the first business day thereafter if such date is not a business day, commencing on September 15, 2014. The Company received approximately $492.5 million in net proceeds from the Senior Note offering, after deducting $7.5 million in underwriting discounts. Additionally the Company incurred approximately $1.8 million in offering expenses. The Company used part of the net proceeds from this offering to repay $300.0 million of the Company's outstanding borrowings under the Revolving Facility. The Company plans to use the remainder of the net proceeds from this offering for general corporate purposes.

As discussed, in connection with the Senior Notes, the Company incurred approximately $7.5 million in underwriting debt discount and approximately $1.8 million in debt issuance costs. The $7.5 million debt discount incurred in connection with the Senior Notes is presented on the consolidated balance sheet as a reduction to long-term debt. The debt discount amounts are being amortized to interest expense over the life of the Senior Notes. The Company uses the straight-line method to amortize the debt discount amounts as it does not result in a materially different amount of interest expense than the effective interest rate method. The $1.8 million in offering expenses incurred in connection with the issuance of the Senior Notes are presented on the consolidated balance sheet as other assets. The offering expenses are being amortized to interest expense over the life of the Senior Notes using the straight-line method. The amortization related to financing costs and debt discounts totaled $0.1 million for the three-month period ended March 31, 2014.

Guarantees

The Senior Notes are jointly and severally and fully and unconditionally guaranteed by each of the Company’s existing and future wholly-owned subsidiaries that guarantees obligations under (i) the Credit Agreement or (ii) certain other future indebtedness in aggregate principal amount in excess of $175.0 million.

A subsidiary guarantor will be released from its obligations under its respective guarantee of the Senior Notes upon the release or discharge of such subsidiary guarantor from its guarantee of obligations under the Credit Agreement or certain other future indebtedness in an aggregate principal amount in excess of $175.0 million, or upon the earlier occurrence of certain other customary circumstances as set forth in the indenture. The Senior Notes and the guarantees by the subsidiary guarantors are the general senior unsecured obligations of the Company and the subsidiary guarantors. They rank equally in right of payment with the existing and future senior unsecured indebtedness of the Company and the subsidiary guarantors.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prepayments and Repayments

Prior to the scheduled maturity of the Senior Notes, the Company may at any time redeem all or a part of the Senior Notes, upon not less than 30 nor more than 60 days’ prior written notice at a redemption price equal to the greater of: (i) 100% of the principal amount of the Senior Notes to be redeemed, and (ii) the sum of the present values of the remaining scheduled payments of principal of and interest on the Senior Notes to be redeemed (exclusive of interest accrued to the applicable redemption date) discounted to such redemption date on a semi-annual basis, assuming a 360-day year consisting of twelve 30-day months, at the then current treasury rate plus 50 basis points, plus, in each case, accrued and unpaid interest thereon to, but not including, the applicable redemption date.

If the Company experiences a change of control triggering event (as defined in the supplemental indenture), holders of the Senior Notes may require the Company to purchase the Senior Notes at a purchase price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

The Company is not required to make mandatory redemption payments or sinking fund payments with respect to the Senior Notes.

Certain Covenants and Events of Default

The indenture governing the Senior Notes includes certain restrictive covenants, including covenants that limit the Company's ability and the ability of our subsidiaries to, among other things, incur secured debt; enter into sale and leaseback transactions; and amalgamate, consolidate, merge or transfer substantially all of the Company's assets to another entity. The covenants are subject to a number of important exceptions and qualifications set forth in the indenture.

The indenture governing the Senior Notes provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the indenture and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the trustee or holders of at least 25% in aggregate principal amount of and accrued but unpaid interest on the then outstanding Senior Notes may declare the principal amount of all the Senior Notes to be due and payable immediately. As of March 31, 2014, the Company was in compliance with the covenants under the Senior Notes.

Senior secured credit facility

Concurrent with the consummation of the Catalyst Merger, on July 2, 2012, the Company entered into a credit agreement (as amended and supplemented from time to time, the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMCB”), as administrative agent, and a syndicate of lenders in an aggregate principal amount of $1.8 billion. The Credit Agreement provides for (i) a five-year senior secured term loan facility in the amount of $1.0 billion (the “Term Loan Facility”) and (ii) a five-year senior secured revolving facility in the amount of $800.0 million (the “Revolving Facility”).

The Company made a principal repayment of $6.3 million in January 2014 on the Term Loan facility leaving the Company with $981.3 million outstanding as of March 31, 2014. In March 2014 the Company used the proceeds from the offering of the Senior Notes (refer above for a detailed discussion) to repay $300.0 million of the outstanding borrowings under the Revolving Facility. As of March 31, 2014 the Company had approximately $800.0 million of available borrowing capacity under the Revolving Facility. The amortization related to financing costs and debt discounts associated with the Credit Agreement totaled $2.1 million and $2.5 million for the three-month period ended March 31, 2014 and March 31, 2013, respectively.

Interest and Fees

The interest rates applicable to the Term Loan Facility and the Revolving Facility are based on a fluctuating rate of interest measured by reference to either, at the Company’s option, (a) an adjusted London interbank offered rate (adjusted for maximum reserves) (“LIBOR”), plus an applicable margin or (b) an alternative base rate (which is the greatest of (i) the prime rate, (ii) the Federal Funds rate plus 0.5% and (iii) one-month LIBOR plus 1.0%), plus an applicable margin. The applicable margin, in each case, is adjusted from time to time based on the Company’s consolidated leverage ratio as of the last day of each fiscal quarter. The Company intends to continue to elect the LIBOR rate as it has previously done during the term of the Credit Agreement. This resulted in an applicable interest rate of 1.81% at March 31, 2014 for both the Term Loan Facility and the Revolving Facility. See Note 11 — Financial Instruments for information on the Company's interest rate swap agreements. In addition to paying interest on outstanding principal under the Credit Agreement, the Company is required to pay a commitment fee to the lenders in respect of the unutilized commitments under the Credit Agreement at a fluctuating rate based on the Company’s leverage ratio.

Certain Covenants and Events of Default

The Credit Agreement contains a number of covenants that require the Company to maintain certain financial ratios, meet customary reporting requirements and restrict, with certain exceptions, transactions the Company or its subsidiaries may enter into, in each case as described further in the Company's 2013 Annual Report on Form 10-K. As of March 31, 2014, the Company was in compliance with the covenants of the Credit Agreement.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturity

Principal amounts outstanding under the Revolving Facility are due and payable in full on June 1, 2018. Principal repayments on the Term Loan Facility will be due as follows (in thousands):

Year	Amount due
2014	$43,750
2015	68,750
2016	93,750
2017	118,750
2018	656,250
Total	$981,250

Guarantees and Collateral

The Company’s obligations under the Credit Agreement are guaranteed by all existing and future, direct and indirect, material subsidiaries of the Company (collectively, the “Subsidiary Guarantors”).  In addition, the Company and each Subsidiary Guarantor have pledged substantially all of their assets, subject to certain exceptions, to secure the Company’s obligations under the Credit Agreement.

The carrying value of the Company's debt at March 31, 2014 approximates its fair value.

7. Stock-Based Compensation

During the three months ended March 31, 2014 and 2013 the Company recorded stock-based compensation expense of $6.8 million and $6.6 million, respectively. There were 4,677,031 and 684,857 stock-based awards available for grant under the Long-Term Incentive Plan ("LTIP") and the plans assumed in connection with the merger with Catalyst Health Solutions, Inc. ("Assumed Plans"), respectively, as of March 31, 2014.

(i) Stock options

The Black-Scholes option-pricing model was used to estimate the fair value of the stock options issued in each period at the grant date. Below is a summary of options granted and the assumptions utilized to derive fair value of the stock options under the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2014	2013
Total stock options granted	412,724	365,080
Volatility	38.7-39.2%	45.4%
Risk-free interest rate	1.54-1.73%	0.81%
Expected life (in years)	4.5	4.5
Dividend yield	—	—
Weighted-average grant date fair value	$15.51	$21.44

The table below summarizes the stock options outstanding as of March 31, 2014 under both plans.

	Options Outstanding	Weighted Average Exercise Price	Unrecognized compensation cost	Weighted Average Period
			(in thousands)
LTIP	1,507,842	$34.02	$12,156	2.93
Assumed Plans	146,659	$47.86	$2,131	3.67

(ii) Restricted stock units

During the three months ended March 31, 2014, the Company granted time-based RSUs and performance-based RSUs to its employees and non-employee directors under both the LTIP and the Assumed Plans. Time-based RSUs either vest on a straight-line basis over a range of two to four years, or cliff vest after a three to four year period. Performance-based RSUs cliff vest based upon reaching agreed upon three-year performance

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

conditions. The number of outstanding performance-based RSUs as of March 31, 2014 stated below assumes the associated performance targets will be met at the maximum level.

The table below summarizes the number of time-based and performance-based RSUs that were granted and outstanding under both plans for the three months ended March 31, 2014:

	LTIP Plan			Assumed Plans
	Number of Restricted Stock Units			Number of Restricted Stock Units
	Time-Based	Performance - Based	Weighted Average Grant Date Fair Value Per Unit	Time-Based	Performance - Based	Weighted Average Grant Date Fair Value Per Unit
Granted	292,984	392,388	$44.84	144,607	67,064	$44.71
Outstanding	775,207	847,220	$44.49	316,990	73,378	$47.31

The table below summarizes the unrecognized compensation cost related to the outstanding RSUs at March 31, 2014.

	Unrecognized Compensation Cost	Weighted Average Period
	(in thousands)
LTIP	$54,078	2.56
Assumed Plans	$16,275	3.19

8. Segment Information

The Company reports in two operating segments: PBM and HCIT. The Company evaluates segment performance based upon revenue and gross profit. Financial information by segment is presented below (in thousands):

	Three Months Ended March 31,
	2014	2013
PBM:
Revenue	$4,878,375	$3,181,553
Cost of revenue	4,583,284	2,954,101
Gross profit	295,091	227,452
Total assets at March 31	8,392,454	7,177,351
HCIT:
Revenue	36,104	38,163
Cost of revenue	16,533	17,243
Gross profit	19,571	$20,920
Total assets at March 31	402,019	119,443
Consolidated:
Revenue	4,914,479	3,219,716
Cost of revenue	4,599,817	2,971,344
Gross profit	314,662	248,372
Total assets at March 31	$8,794,473	$7,296,794

9. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2014 and 2013 was 26.7% and 28.9%, respectively. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions including Canada. With a few exceptions, the Company is no longer subject to tax examinations by tax authorities for years prior to 2007. The Company's effective tax rate decreased during the three months ended March 31, 2014 primarily due to the mixture of taxable income amongst jurisdictions.

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

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

11. Financial Instruments

The Company is subject to interest rate risk related to the variable rate debt under the Credit Agreement. When interest rates increase, interest expense would increase. Conversely, when interest rates decrease, interest expense would also decrease.

In order to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rates used in the Credit Agreement, the Company entered into a 3-year interest rate swap agreement with a total notional amount of $500 million. The swap agreement fixed the variable LIBOR rate on the Company's Term Loan Facility to 0.52%, resulting in a current effective rate as of March 31, 2014 of 2.14% after taking into account the 1.63% margin per the Credit Agreement, as amended. Under the interest rate swap, the Company receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent to fixed-rate debt with respect to the notional amount of such swap agreements. This interest rate contract derivative instrument was designated as a cash flow hedge upon inception in August, 2012 and it expires in August 2015.

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

The fair value of the interest rate swap liability as of March 31, 2014 was $1.9 million. Interest expense for the three months ended March 31, 2014 includes $0.4 million of expense reclassified from other comprehensive income into current earnings. As of March 31, 2014, approximately $1.0 million of deferred expenses related to the derivative instruments accumulated in other comprehensive income is expected to be reclassified as interest expense during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions and assumes the current LIBOR rate will remain consistent. Fluctuations in the market LIBOR rate will have an impact on the amount of expense reclassified from accumulated other comprehensive income to interest expense, as well as the overall fair value of the derivative instrument.

12. Fair Value

Fair value measurement guidance defines a three-level hierarchy to prioritize the inputs to valuation techniques used to measure fair value into three broad levels, with Level 1 considered the most reliable. During the three-month period ended March 31, 2014, there were no movements of fair value measurements between Levels 1, 2 and 3. For assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets, the table below categorizes fair value measurements across the three levels as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent purchase price consideration	$—	$—	$20,000	$20,000
Derivative	$—	$1,858	$—	$1,858

	December 31, 2013
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent purchase price consideration	$—	$—	$19,954	$19,954
Derivative	$—	$1,719	$—	$1,719

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Contingent purchase price consideration
The contingent purchase price consideration liability reflects the fair values of potential future payments related to certain legacy acquisitions. The potential future payments are contingent upon the acquired entities meeting certain revenue, gross margin and client retention milestones. As of March 31, 2014, the fair value of the contingent purchase price consideration was $20.0 million and was recorded as accrued expenses and other current liabilities in the consolidated balance sheet.
As the fair value measurement for the contingent consideration is based on inputs not observed in the market, this measurement is classified as Level 3 measurements as defined by fair value measurements guidance.
Derivatives
Derivative liabilities relate to the interest rate swap agreement (refer to Note 11 — Financial Instruments for further information), which had a fair value of $1.9 million as of March 31, 2014. As the fair value measurement for the derivative instrument is based on quoted prices from a financial institution, this measurement is classified as Level 2 measurement as defined by fair value measurements guidance.

13. Earnings Per Share

The Company calculates basic EPS using the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the same method as basic EPS, but the Company adds the number of additional common shares that would have been outstanding for the period if the potential dilutive common shares had been issued. The following is the reconciliation between the number of weighted average shares used in the basic and diluted EPS calculations for the three-month period ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Weighted average number of shares used in computing basic EPS	206,525,188	205,576,875
Add dilutive common stock equivalents:
Outstanding stock options and restricted stock units (a)	561,489	846,674
Weighted average number of shares used in computing diluted EPS	207,086,677	206,423,549

(a) Excludes 1,389,283 and 503,379 common stock equivalents for the three-month period ended March 31, 2014 and 2013 because their effect was anti-dilutive.

14. Concentration Risk

For the three-month period ended March 31, 2014 and 2013, one client accounted for 33% and 20% of total revenues, respectively.

At March 31, 2014, one client accounted for 16% of the outstanding accounts receivable balance. At December 31, 2013, one client accounted for 15% of the outstanding accounts receivable balance.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Condensed consolidating financial information

The Senior Notes issued by the Company are fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed by certain of our 100% owned subsidiaries. The following condensed consolidating financial information has been prepared in accordance with the requirements for presentation of such information (statements of comprehensive income were omitted as all other comprehensive income is attributed to the issuer and was not material in any period presented). The condensed consolidating financial information presented below is not indicative of what the financial position, results of operations or cash flows would have been had each of the entities operated as an independent company during the period for various reasons, including, but not limited to, intercompany transactions and integration of systems.

The condensed consolidating financial information is presented separately for:

i.	Catamaran Corporation (the parent company), the issuer of the Senior Notes;

ii.	Guarantor subsidiaries, on a combined basis, as specified in the indenture governing Catamaran's obligations under the Senior Notes;

iii.	Non-guarantor subsidiaries, on a combined basis;

iv.
Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among Catamaran Corporation, the guarantor subsidiaries and the non-guarantor subsidiaries, (b) eliminate the investments in our subsidiaries and (c) record consolidating entries; and

v.	Catamaran Corporation and subsidiaries on a consolidated basis.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CATAMARAN CORPORATION
Condensed Consolidated Balance Sheets
(in thousands)

	Catamaran Corporation	Guarantors	Non-Guarantors	Consolidations	Consolidated
As of March 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$201,288	$446,612	$36,815	$—	$684,715
Restricted cash	—	27,386	4,836	—	32,222
Accounts receivable, net	—	907,326	328,755	(104,656)	1,131,425
Rebates receivable	45,264	996,215	110,220	(483,646)	668,053
Other current assets	50	112,608	40,132	—	152,790
Intercompany receivable	126,874	107,889	—	(234,763)	—
Total current assets	373,476	2,598,036	520,758	(823,065)	2,669,205
Property and equipment, net	73	159,088	32,143	—	191,304
Goodwill	—	4,639,090	83,465	—	4,722,555
Other intangible assets, net	—	1,106,867	19,566	—	1,126,433
Investment in subsidiaries	6,053,157	112,590	37,071	(6,202,818)	—
Other long-term assets	16,591	47,786	22,023	(1,424)	84,976
Total assets	$6,443,297	$8,663,457	$715,026	$(7,027,307)	$8,794,473
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$—	$1,016,210	$72,835	$(127,006)	$962,039
Accrued expenses and other current liabilities	3,649	259,708	32,188	—	295,545
Rebates payable	—	1,158,134	44,412	(483,646)	718,900
Current portion - long-term debt	56,250	—	—	—	56,250
Intercompany payable	—	—	200,819	(200,819)	—
Total current liabilities	59,899	2,434,052	350,254	(811,471)	2,032,734
Deferred income taxes	—	286,060	5,301	—	291,361
Long-term debt	1,396,661	—	—	—	1,396,661
Other long-term liabilities	1,858	61,625	23,447	—	86,930
Total liabilities	1,458,418	2,781,737	379,002	(811,471)	3,807,686
Commitments and contingencies (Note 10)
Shareholders’ equity
Total shareholders' equity	4,984,879	5,881,720	334,779	(6,216,499)	4,984,879
Non-controlling interest	—	—	1,245	663	1,908
Total equity	4,984,879	5,881,720	336,024	(6,215,836)	4,986,787
Total liabilities and equity	$6,443,297	$8,663,457	$715,026	$(7,027,307)	$8,794,473

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CATAMARAN CORPORATION
Condensed Consolidated Balance Sheets
(in thousands)

	Catamaran Corporation	Guarantors	Non-Guarantors	Consolidations	Consolidated
As of December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$15,090	$350,889	$21,262	$—	$387,241
Restricted cash	—	27,384	4,836	—	32,220
Accounts receivable, net	194	954,006	61,319	(55,933)	959,586
Rebates receivable	35,777	473,924	92,227	(295,973)	305,955
Other current assets	107	114,808	16,785	20,973	152,673
Intercompany receivable	130,743	—	125,888	(256,631)	—
Total current assets	181,911	1,921,011	322,317	(587,564)	1,837,675
Property and equipment, net	69	188,676	8,262	—	197,007
Goodwill	—	4,636,810	83,465	—	4,720,275
Other intangible assets, net	—	1,160,205	21,214	—	1,181,419
Investment in subsidiaries	5,980,865	105,947	—	(6,086,812)	—
Other long-term assets	15,674	30,144	59,932	(46,363)	59,387
Total assets	$6,178,519	$8,042,793	$495,190	$(6,720,739)	$7,995,763
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$—	$840,055	$37,251	$(59,501)	$817,805
Accrued expenses and other current liabilities	2,947	200,071	28,403	22,679	254,100
Rebates payable	—	612,173	40,065	(295,973)	356,265
Current portion - long-term debt	50,000	—	—	—	50,000
Intercompany payable	—	232,124	—	(232,124)	—
Total current liabilities	52,947	1,884,423	105,719	(564,919)	1,478,170
Deferred income taxes	—	296,040	5,301	—	301,341
Long-term debt	1,215,363	—	—	—	1,215,363
Other long-term liabilities	1,719	86,600	23,651	(22,579)	89,391
Total liabilities	1,270,029	2,267,063	134,671	(587,498)	3,084,265
Commitments and contingencies (Note 10)
Shareholders’ equity
Total shareholders' equity	4,908,490	5,775,730	359,274	(6,135,004)	4,908,490
Non-controlling interest	—	—	1,245	1,763	3,008
Total equity	4,908,490	5,775,730	360,519	(6,133,241)	4,911,498
Total liabilities and equity	$6,178,519	$8,042,793	$495,190	$(6,720,739)	$7,995,763

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CATAMARAN CORPORATION
Condensed Consolidated Statements of Operations
(in thousands)

	Catamaran Corporation	Guarantors	Non-Guarantors	Consolidations	Consolidated
For the Three Months ended March 31, 2014

Revenue	$11,041	$4,577,654	$697,416	$(371,632)	$4,914,479
Cost of revenue	9,594	4,339,549	622,306	(371,632)	4,599,817
Gross profit	1,447	238,105	75,110	—	314,662
Expenses:
Selling, general and administrative	319	101,330	28,870	—	130,519
Depreciation of property and equipment	9	11,238	1,121	—	12,368
Amortization of intangible assets	—	53,339	1,647	—	54,986
	328	165,907	31,638	—	197,873
Operating income	1,119	72,198	43,472	—	116,789
Interest and other expense, net	9,966	778	592	—	11,336
Equity in (income) in subsidiaries	(72,292)	(17,402)	—	89,694	—
Income before income taxes	63,445	88,822	42,880	(89,694)	105,453
Income tax expense	—	16,530	11,578	—	28,108
Net income	63,445	72,292	31,302	(89,694)	77,345
Less net income attributable to non-controlling interest	—	—	—	13,900	13,900
Net income attributable to the Company	$63,445	$72,292	$31,302	$(103,594)	$63,445

CATAMARAN CORPORATION
Condensed Consolidated Statements of Operations
(in thousands)

	Catamaran Corporation	Guarantors	Non-Guarantors	Consolidations	Consolidated
For the Three Months ended March 31, 2013

Revenue	$7,913	$2,865,980	$466,834	$(121,011)	$3,219,716
Cost of revenue	7,139	2,668,224	416,992	(121,011)	2,971,344
Gross profit	774	197,756	49,842	—	248,372
Expenses:
Selling, general and administrative	314	81,962	18,219	—	100,495
Depreciation of property and equipment	9	6,269	692	—	6,970
Amortization of intangible assets	—	48,422	1,634	—	50,056
	323	136,653	20,545	—	157,521
Operating income	451	61,103	29,297	—	90,851
Interest and other (income) expense, net	(15,052)	25,538	553	—	11,039
Equity in (income) in subsidiaries	(35,904)	(14,169)	—	50,073	—
Income before income taxes	51,407	49,734	28,744	(50,073)	79,812
Income tax expense	—	13,830	9,198	—	23,028
Net income	51,407	35,904	19,546	(50,073)	56,784
Less net income attributable to non-controlling interest	—	—	—	5,376	5,376
Net income attributable to the Company	$51,407	$35,904	$19,546	$(55,449)	$51,408

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CATAMARAN CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Catamaran Corporation	Guarantors	Non-Guarantors	Consolidations	Consolidated
For the Three Months ended March 31, 2014
Cash flows from operating activities:
Net cash provided (used) by operating activities	$43,878	$419,040	$(194,699)	$(132,543)	$135,676
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(2,026)	—	—	(2,026)
Purchases of property and equipment	(13)	(4,833)	(7,936)	—	(12,782)
Net cash used in investing activities	(13)	(6,859)	(7,936)	—	(14,808)
Cash flows from financing activities:
Proceeds from issuance of debt	492,500	—	—	—	492,500
Repayment of long-term debt	(306,250)	—	—	—	(306,250)
Payment of financing costs	(955)	—	—	—	(955)
Proceeds from exercise of options	5,070	(1,503)	—	—	3,567
Tax benefit on option exercises	—	2,692	—	—	2,692
Net transactions with parent and affiliates	(66,269)	(299,906)	233,632	132,543	—
Distributions to non-controlling interest	—	—	(15,000)	—	(15,000)
Proceeds from restricted stock	18,185	(17,741)	(444)	—	—
Net cash provided (used) by financing activities	142,281	(316,458)	218,188	132,543	176,554
Effect of foreign exchange on cash balances	52	—	—	—	52
Change in cash and cash equivalents	186,198	95,723	15,553	—	297,474
Cash and cash equivalents, beginning of period	15,090	350,889	21,262	—	387,241
Cash and cash equivalents, end of period	$201,288	$446,612	$36,815	$—	$684,715

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CATAMARAN CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Catamaran Corporation	Guarantors	Non-Guarantors	Consolidations	Consolidated
For the Three Months ended March 31, 2013
Cash flows from operating activities:
Net cash provided (used) by operating activities	$37,310	$82,038	$606	$(56,649)	$63,305
Cash flows from investing activities:
Purchases of property and equipment	—	(25,243)	—	—	(25,243)
Proceeds from restricted cash	—	20,004	—	—	20,004
Net cash used by investing activities	—	(5,239)	—	—	(5,239)
Cash flows from financing activities:
Repayment of long-term debt	(100,000)	—	—	—	(100,000)
Proceeds from exercise of options	1,117	(325)	(7)	—	785
Tax benefit on option exercises	—	4,924	4	—	4,928
Payments of contingent consideration	—	(18,338)	(4,865)	—	(23,203)
Net transactions with parent and affiliates	12,779	(75,992)	6,564	56,649	—
Proceeds from restricted stock	20,759	(20,475)	(284)	—	—
Net cash (used) provided by financing activities	(65,345)	(110,206)	1,412	56,649	(117,490)
Effect of foreign exchange on cash balances	4	—	—	—	4
Change in cash and cash equivalents	(28,031)	(33,407)	2,018	—	(59,420)
Cash and cash equivalents, beginning of period	33,603	303,832	33,341	—	370,776
Cash and cash equivalents, end of period	$5,572	$270,425	$35,359	$—	$311,356

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management’s Discussion and Analysis (“MD&A”) section of the Company’s 2013 Annual Report on Form 10-K. Results of the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

Caution Concerning Forward-Looking Statements

Certain statements included in this MD&A, including those that express management's objectives and the strategies to achieve those objectives, as well as information with respect to the Company's beliefs, plans, expectations, anticipations, estimates and intentions, constitute “forward-looking statements” within the meaning of applicable securities laws. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management at this time, are inherently subject to significant business, economic and competitive uncertainties and contingencies. We caution that such forward-looking statements involve known and unknown risks, uncertainties and other risks that may cause our actual financial results, performance, or achievements to be materially different from our estimated future results, performance or achievements expressed or implied by those forward-looking statements. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including without limitation, our ability to achieve increased market acceptance for our product offerings and penetrate new markets; our ability to compete successfully; our dependence on, and ability to retain, key customers; customer demands for enhanced services levels or loss or unfavorable modification with our customers; the risks and challenges associated with our PBM partnering agreement with Cigna Corporation due to the size of the client and the complexity and long-term nature of the agreement; consolidation in the healthcare industry; our ability to identify and complete acquisitions, manage our growth, integrate acquisitions and achieve expected synergies from acquisitions; changes in industry pricing benchmarks and continuing market and economic challenges; our ability to maintain our relationships with pharmacy providers, pharmaceutical manufacturers, third-party rebate administrators and suppliers; compliance with existing laws, regulations and industry initiatives and future change in laws or regulations in the healthcare industry; our ability to maintain our relationships with suppliers; the outcome of any legal or tax proceeding that has been or may be instituted against us; the existence of undetected errors or similar problems in our software products; potential liability for the use of incorrect or incomplete data; interruption of our operations due to outside sources and breach of our security by third parties; our dependence on the expertise of our senior management and other personnel; maintaining our intellectual property rights and litigation involving intellectual property rights; our ability to obtain, use or successfully integrate third-party licensed technology; our ability to accurately forecast our financial results; our level of indebtedness and the covenants and restrictions in the agreements governing our outstanding indebtedness; our access to sufficient capital to fund our future requirements; potential write-offs of goodwill or other intangible assets; and the material weakness identified in our internal control over financial reporting. This foregoing list of factors is not exhaustive and is subject to change and there can be no assurance that such assumptions will reflect the actual outcome of such items or factors. Other factors that should be considered are discussed from time to time in Catamaran's filings with the U.S. Securities and Exchange Commission, including the risks and uncertainties discussed under the captions “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K and subsequent filings with the U.S. Securities and Exchange Commission, which are available at www.sec.gov.

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

Under the Company’s customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants. As such, the Company does not include participant co-payments paid to non-Company owned pharmacies in revenue or cost of revenue. During the three months ended March 31, 2014 and 2013, pharmacies, excluding the Company's internally owned mail and specialty pharmacy locations, collected approximately $1.0 billion and $0.7 billion, respectively, in co-payments from the participants. If we had included these co-payments collected at non-Company owned pharmacies in our reported revenue and cost of goods sold, our operating and net income would not have been affected.

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

HCIT Business

The Company is also a leading provider of HCIT solutions and services to providers, payors, and other participants in the pharmaceutical supply chain in the U.S. and Canada. The Company’s product offerings include a wide range of products for managing prescription drug programs and for drug prescribing and dispensing. The Company’s solutions are available on a transaction fee basis using an ASP model. The Company’s payor customers include managed care organizations, health plans, government agencies, employers and intermediaries such as pharmacy benefit managers. The solutions offered by the Company’s services assist both payors and providers in managing the complexity and reducing the cost of their prescription drug programs and dispensing activities. Profitability of the HCIT business depends primarily on revenue derived from transaction processing services and the recognition of revenue in the HCIT business depends on various factors, including the type of service provided, contract parameters and any undelivered elements.

Industry Overview

The PBM industry is intensely competitive, generally resulting in continuous pressure on gross profit as a percentage of total revenue. In recent years, industry consolidation and dramatic growth in managed healthcare have led to increasingly aggressive pricing of PBM services. Given the pressure on all parties to reduce healthcare costs, the Company expects this competitive environment to continue for the foreseeable future. In order to remain competitive, the Company looks to continue to drive purchasing efficiencies of pharmaceuticals to improve operating margins, increase its penetration of mail and specialty fulfillment by Company owned pharmacies, and target the acquisition of other businesses to achieve its strategy of expanding its product offerings and customer base. The Company also looks to retain and expand its customer base by improving the quality of service provided by enhancing its solutions and lowering the total drug spend for customers.

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

Flexible, customized and independent services:  The Company believes a key differentiator between itself and its competitors is not only the Company's ability to provide innovative PBM services, but also to deliver these services on an à la carte basis. The Catamaran suite of PBM services offers the flexibility of broad product choice along the entire PBM continuum, enabling enhanced customer control, solutions tailored to the Company's customers’ specific requirements, and flexible pricing. The market for the Company's products is divided among customers who contract with the Company to provide a full-suite of PBM services, large customers that have the sophisticated technology infrastructure and staff required to operate a 24-hour data center and other customers that are not able or willing to operate these sophisticated systems.

The Company’s business model allows its customers the flexibility to operate the Company’s systems themselves (with or without taking advantage of the Company’s significant customization, consulting and systems implementation services) on a fee-per-transaction or subscription basis through application service provider processing from the Company’s data center. In other cases, the Company fully manages a customer’s pharmacy benefit program from claims adjudication through clinical programs and consulting.

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

Measurable cost savings for customers:  The Company provides its customers with increased control over traditional and specialty prescription drug costs and drug benefit programs. The Company’s pricing model and flexible product offerings are designed to deliver measurable cost savings to the Company’s customers. The Company believes its pricing model is a key differentiator from its competitors for the Company’s customers who want to gain control of their prescription drug costs. For customers who select the Company’s pharmacy network and manufacturer rebate services on a fixed fee per transaction basis, there is clarity to the rebates and other fees payable by the pharmaceutical manufacturer or third party rebate administrator to the customer. The Company believes that its pricing model together with the flexibility to select from a broad range of customizable services help the customers realize measurable results and cost savings.

Selected Trends and Highlights for the Three Months Ended March 31, 2014 and 2013

Business trends

Our results for the three months ended March 31, 2014 reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics and low-cost brands, as well as our mail and specialty pharmacies. The positive trends we observed in the previous years, including the start of implementing the Cigna contract, have continued in 2014 to offset the negative impact of various marketplace forces affecting pricing and plan structure, among other items, and thus continue to generate improvements in our results of operations. Additionally, as the regulatory environment evolves, we will continue to make significant investments in our systems and product offerings in order to provide compliance solutions to our clients.

The ramp up of the Cigna contract, continued integration of Restat, and new client implementations during 2014 have driven overall growth in our top line revenue as well as overall operating results. We also continue to benefit from better management of drug ingredient costs through increased competition among generic manufacturers. The average generic dispensing rate (GDR) or the number of generic prescriptions as a percentage of the total number of prescriptions dispensed for our PBM clients for the three months ended March 31, 2014 increased from the same period in 2013. This increase was achieved through a broad range of plan design solutions, helped considerably by a continuing wave of major generic releases. This trend is expected to continue throughout 2014.

Financial results

•	Total revenue for the three months ended March 31, 2014 increased $1.7 billion or 52.6% to $4.9 billion as compared to $3.2 billion for the same period in 2013.

•
Adjusted prescription claim volume increased 50.6% to 100.0 million for the first quarter of 2014, as compared to 66.4 million for the first quarter of 2013. Adjusted prescription claim volume equals the Company's retail and specialty prescriptions, plus mail pharmacy prescriptions multiplied by three. The mail pharmacy prescriptions are multiplied by three to adjust for the fact that they typically include approximately three times the amount of product days supplied compared with retail and specialty prescriptions.

•	Gross profit for the three months ended March 31, 2014 increased $66.3 million or 26.7% to $314.7 million as compared to $248.4 million for the same period in 2013.

•	Operating income increased $25.9 million, or 28.6%, for the three months ended March 31, 2014, to $116.8 million as compared to $90.9 million for the same period in 2013.

•	The Company reported net income attributable to the Company of $63.4 million for the three months ended March 31, 2014, as compared to $51.4 million for the same period in 2013.

•
Earnings per share (fully-diluted) attributable to the Company increased $0.06 or 24.0% to $0.31 in the three-month period ended March 31, 2014 as compared to $0.25 per share (fully-diluted) for the same period in 2013.

•	Cash flow from operations increased $72.4 million or 114.3% to $135.7 million in the three-month period ended March 31, 2014 as compared to $63.3 million for the same period in 2013.

Business combinations

On October 1, 2013, the Company completed its previously announced acquisition of Restat, LLC, a privately held PBM based in Milwaukee, Wisconsin, for a purchase price of $409.5 million in cash subject to certain customary post-closing adjustments. The purchase price was funded from Catamaran’s existing cash balance and $350.0 million in borrowings under its Revolving Facility. The acquisition provides the Company the opportunity to bring Catamaran's full suite of technology and clinical services to Restat's clients, including mail order and specialty pharmacy services.

Recent developments

In March 2014, the Company issued $500.0 million aggregate principal amount of 4.75% Senior Notes due 2021. The Company used the net proceeds from this offering to repay $300.0 million of the Company's outstanding borrowings under the Revolving Facility leaving the Company with approximately $800.0 million of available borrowing capacity under the Revolving Facility as of March 31, 2014. The Company will use the remainder of the net proceeds from this offering for general corporate purposes.

Results of Operations

Three months ended March 31, 2014 as compared to the three months ended March 31, 2013

	Three Months Ended March 31,
In thousands, except per share data	2014	2013
Revenue	$4,914,479	$3,219,716
Cost of revenue	4,599,817	2,971,344
Gross profit	314,662	248,372
SG&A	130,519	100,495
Depreciation of property and equipment	12,368	6,970
Amortization of intangible assets	54,986	50,056
Operating income	116,789	90,851
Interest and other expense, net	11,336	11,039
Income before income taxes	105,453	79,812
Income tax expense	28,108	23,028
Net income	77,345	56,784
Less: Net loss attributable to non-controlling interest	13,900	5,376
Net income attributable to the Company	$63,445	$51,408
Diluted earnings per share	$0.31	$0.25

Revenue

Revenue increased $1.7 billion, or 52.6%, to $4.9 billion for the three months ended March 31, 2014 as compared to $3.2 billion for the three months ended March 31, 2013 as a result of an increase in the adjusted prescription claim volume of 50.6% to 100.0 million for the three months ended March 31, 2014 compared to 66.4 million for the same period in 2013. The increase in claim volume is mainly due to organic growth added through new customer implementations including the continued implementation of the previously announced Cigna contract as well as additional claim volume added due to the Restat acquisition.

Cost of Revenue

Cost of revenue increased $1.6 billion, or 54.8%, to $4.6 billion for the three months ended March 31, 2014 compared to $3.0 billion for the three months ended March 31, 2013. The increase for the three-month period is in line with the increase in revenues and is primarily due to increased PBM transaction volumes in 2014 as noted above in the revenue discussion, as well as the acquisition of Restat. During the three months ended March 31, 2014, the cost of prescriptions dispensed from the Company's PBM segment accounted for 97.6% of the cost of revenue. The cost of prescriptions dispensed is substantially comprised of the actual cost of the prescription drugs sold, plus any applicable shipping or dispensing costs.

Gross Profit

Gross profit increased $66.3 million, or 26.7%, to $314.7 million for the three months ended March 31, 2014 as compared to $248.4 million for the same period in 2013. The increase during this period is mostly due to the successful implementation of new customer contracts in 2014, including the continued implementation of the Cigna contract. Gross profit decreased from 7.7% of revenue to 6.4% of revenue during the three months ended March 31, 2014 as compared to the same period in 2013 mainly due to Cigna transactions carrying a significantly lower gross profit percentage as compared to the historical PBM business and comprising a larger proportion of revenue.

SG&A Costs

SG&A costs for the three months ended March 31, 2014 were $130.5 million as compared to $100.5 million for the three months ended March 31, 2013, an increase of $30.0 million, or 29.9%. The increase is mainly due to the addition of operating costs related to the Company's acquisition of Restat that were not present during the three months ended March 31, 2013, as well as additional resources added to support the implementation of the Cigna contract and overall growth of the PBM segment. SG&A costs consist primarily of employee costs in addition to professional services costs, facilities and costs not related to revenue. In addition, SG&A costs include stock-based compensation cost of $6.4 million for the three months ended March 31, 2014 and March 31, 2013, respectively.

Depreciation

Depreciation expense relates to property and equipment used by the Company, except for those depreciable assets directly related to the generation of revenue, which is included in cost of revenue in the consolidated statements of operations. Depreciation expense was $12.4 million and $7.0 million for the three months ended March 31, 2014 and 2013, respectively. Depreciation expense will fluctuate based on the level of new asset purchases, as well as the timing of assets becoming fully depreciated. Depreciation expense increased during the three months ended March 31, 2014 mainly as a result of new asset purchases made by the Company in 2014 and 2013.

Amortization

Total amortization expense for the three months ended March 31, 2014 and 2013 was $55.0 million and $50.1 million, respectively, an increase of $4.9 million driven mainly by the amortization of intangible assets acquired in the acquisition of Restat. This increase was offset by a decline in amortization expense of other intangibles which are primarily amortized on an accelerated basis in line with their estimated remaining benefits, which are greater at the beginning of their useful lives and diminish over time. Amortization expense on all the Company’s intangible assets held as of March 31, 2014 is expected to be approximately $158.2 million for the remainder of 2014. Refer to Note 5 — Goodwill and Other Intangible Assets in the notes to the unaudited consolidated financial statements for more information on amortization expected in future years.

Interest and other expense, net

Interest and other expense, net increased $0.3 million to $11.3 million for the three months ended March 31, 2014 from $11.0 million for the same period in 2013. This increase is mainly due to higher average principal amount of long-term debt outstanding, offset by a decline in the interest rate applicable to the Company's senior secured credit facility during Q1 2014 as compared to Q1 2013. The Company expects the interest expense to increase in future periods due to the issuance in March 2014 of $500.0 million aggregate principal amount of 4.75% senior notes. Refer to Note 6 — Debt in the notes to the unaudited consolidated financial statements for more information related to the Company's Credit Agreement and Senior Notes.

Income Taxes

The Company recognized income tax expense of $28.1 million for the three months ended March 31, 2014, representing an effective tax rate of 26.7%, as compared to $23.0 million, representing an effective tax rate of 28.9%, for the same period in 2013. The increase in tax expense during the three-month period ended March 31, 2014 was mainly due to higher taxable income as a result of new customer implementations as well as the acquisition of Restat. The Company's effective tax rate decreased during the three months ended March 31, 2014 primarily due to the mixture of taxable income amongst jurisdictions.

Segment Analysis

The Company reports in two operating segments: PBM and HCIT. The Company evaluates segment performance based on revenue and gross profit. Below is a reconciliation of the Company’s business segments to the unaudited consolidated financial statements.

Three months ended March 31, 2014 as compared to the three months ended March 31, 2013 (in thousands)

	PBM		HCIT		Consolidated
	2014	2013	2014	2013	2014	2013
Revenue	$4,878,375	$3,181,553	$36,104	$38,163	$4,914,479	$3,219,716
Cost of revenue	4,583,284	2,954,101	16,533	17,243	4,599,817	2,971,344
Gross profit	$295,091	$227,452	$19,571	$20,920	$314,662	$248,372
Gross profit %	6.0%	7.1%	54.2%	54.8%	6.4%	7.7%

PBM

Revenue was $4.9 billion for the three months ended March 31, 2014, an increase of $1.7 billion, or 53.3%, as compared to the same period in 2013. The increase is mainly due to organic growth which led to increased claim volume of 33.6 million, or an increase of 50.6% in the three months ended March 31, 2014, as compared to 66.4 million for the same period in 2013. Cost of revenue was $4.6 billion for the three months ended March 31, 2014 as compared to $3.0 billion for the same period in 2013. Cost of revenue has increased in line with the increase in PBM revenue and is driven by the increase in prescriptions processed. Cost of revenue in the PBM segment is predominantly comprised of the cost of prescription drugs from retail network transactions, and the cost of prescriptions dispensed at the Company's mail and specialty pharmacies.

Gross profit increased $67.6 million or 29.7% to $295.1 million for the three months ended March 31, 2014 as compared to $227.5 million for the same period in 2013. The increase during this period is mostly due to the successful implementation of new customer contracts in 2014 which includes the continued implementation of the Cigna contract. Gross profit percentage was 6.0% and 7.1% for the three months ended March 31, 2014 and 2013, respectively. Gross profit percentage decreased for the three months ended March 31, 2014 as compared to the same period in 2013 due to Cigna transactions carrying a significantly lower gross profit percentage as compared to the historical PBM business, coupled with the significant volume associated with the Cigna business representing a large proportion of revenue.

HCIT

HCIT revenue decreased $2.1 million, or 5.4%, to $36.1 million for the three months ended March 31, 2014, as compared to $38.2 million for the same period in 2013. The decrease during the three months ended March 31, 2014 compared to the same period in 2013 is mainly due to a decrease in the professional services revenue. Cost of revenue decreased $0.7 million or 4.1% to $16.5 million for the three months ended March 31, 2014 compared to $17.2 million for the same period in 2013. The cost of revenue remained relatively flat during the three months ended March 31, 2014 and March 31, 2013 as HCIT costs are generally fixed and do not typically fluctuate directly with movements in transactions and revenues.
Gross profit decreased by $1.3 million, or 6.4%, to $19.6 million for the three months ended March 31, 2014 as compared to $20.9 million for the same period in 2013. The gross profit percentage was 54.2% for the three months ended March 31, 2014 as compared to 54.8% for the three months ended March 31, 2013. The decreases in gross profit was attributable to the revenue decrease discussed above.

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
Below is a reconciliation of the Company's reported net income to EBITDA for the three-month period ended March 31, 2014 and 2013.

EBITDA Reconciliation	Three Months Ended March 31,
(in thousands)	2014	2013
	(unaudited)
Net income attributable to the Company (GAAP)	$63,445	$51,408
Add:
Depreciation of property and equipment	13,359	8,103
Amortization of intangible assets	54,986	50,056
Interest and other expense, net	11,336	11,039
Income tax expense	28,108	23,028
Adjustments related to non-controlling interest	(384)	(92)
EBITDA	$170,850	$143,542

EBITDA for the three months ended March 31, 2014 was $170.9 million, compared to $143.5 million for the same period of 2013. The increase during this period is mainly due to increased net income attributable to the Company as a result of increased revenue driven by new customer contract implementations during 2014. This was partially offset by increased costs incurred to support the Company's business growth and prior acquisitions.

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

Below is a reconciliation of the Company's reported net income to Adjusted EPS for the three-month period ended March 31, 2014 and 2013.

Adjusted EPS Reconciliation
(in thousands, except per share data)
	Three Months Ended March 31,
	2014		2013
	Operational Results	Per Diluted Share	Operational Results	Per Diluted Share
	(unaudited)
Net income attributable to the Company (GAAP)	$63,445	$0.31	$51,408	$0.25
Amortization of intangible assets	54,986	0.26	50,056	0.24
Tax effect of reconciling item	(14,681)	(0.07)	(14,466)	(0.07)
Non-GAAP net income attributable to the Company	$103,750	$0.50	$86,998	$0.42

Adjusted EPS for the three months ended March 31, 2014 was $0.50 as compared to $0.42 in the corresponding period of 2013. The increase during the three months ended March 31, 2014 as compared to the same period in 2013 is mainly due to increased gross profit as a result of organic growth as discussed before, and was partially offset by increased costs incurred to support the Company's business growth and prior acquisitions.

Liquidity and Capital Resources
The Company’s sources of liquidity have primarily been cash provided by operating activities, proceeds from its public offerings, proceeds from credit facilities and stock option exercises. As of March 31, 2014, under its Credit Agreement, the Company had approximately $981.3 million of outstanding debt under the Term Loan Facility and approximately $800.0 million of available borrowing capacity under the Revolving Facility. In March 2014, the Company issued $500.0 million aggregate principal amount of 4.75% senior notes due in March 2021. The Company used part of the net proceeds from this offering to repay $300.0 million of the Company's outstanding borrowings under the Revolving Facility. The Company plans to use the remainder of the net proceeds from this offering for general corporate purposes. Due to the outstanding borrowings under the Credit Agreement and the recently issued Senior Notes the Company will continue to incur significant interest expense and expects this expense and the related principal payments to continue for the remainder of 2014 and throughout the remaining term of the debt agreements. Refer to Note 6 — Debt in the notes to the unaudited consolidated financial statements for more information regarding the Credit Agreement and the Senior Notes.

At March 31, 2014 and December 31, 2013, the Company had cash and cash equivalents totalling $684.7 million and $387.2 million, respectively. The Company believes that its cash on hand, together with cash generated from operating activities and cash available through the Revolving Facility will be sufficient to support planned operations for the foreseeable future and service our outstanding debt obligations. At March 31, 2014, cash and cash equivalents consist of cash on hand, deposits in banks, and bank term deposits with original maturities of 90 days or less.

As of March 31, 2014, all of the Company’s cash and cash equivalents were exposed to market risks, primarily changes in U.S. interest rates. Declines in interest rates over time would reduce interest income related to these balances.

Consolidated Balance Sheets

Selected balance sheet highlights at March 31, 2014 are as follows:

•
Accounts receivable are comprised of trade accounts receivable primarily from the PBM segment's customers. Accounts receivable increased $171.8 million to $1.1 billion at March 31, 2014, from $959.6 million at December 31, 2013. The account receivables balance increased mainly due to an increase in revenue in Q1 2014 compared to Q4 2013 driven mainly by organic growth.The accounts receivable balance is impacted by changes in revenues, as well as the timing of collections, and is continually monitored by the Company to ensure timely collections and to assess the need for any changes to the allowance for doubtful accounts.

•
Rebates receivable of $668.1 million at March 31, 2014 relate to billed and unbilled PBM receivables from pharmaceutical manufacturers and third party administrators in connection with the administration of the rebate program where the Company is the principal contracting party. The receivable and related payable are based on estimates that are subject to final settlement. Rebates receivable increased $362.1 million from $306.0 million at December 31, 2013 due to an increased volume of rebate eligible claims processed in 2014 as well as the timing of receipts from pharmaceutical manufacturers and third party administrators.

•
Accounts payable predominantly relates to amounts owed to retail pharmacies for prescription drug costs and dispensing fees in connection with prescriptions dispensed by the retail pharmacies to the members of the Company’s customers when the Company is the principal contracting party with the pharmacy. Accounts payable increased $144.2 million to $962.0 million, from $817.8 million at December 31, 2013, due to the timing of payments made for purchases from the Company's suppliers as well as payments made to participating pharmacies in the Company's retail pharmacy network.

•
Rebates payable represents amounts owed to customers for rebates from pharmaceutical manufacturers and third party administrators where the Company administers the rebate program on the customer’s behalf, and the Company is the principal contracting party. The payable is based on estimates that are subject to final settlement. Rebates payable increased $362.6 million to $718.9 million from $356.3 million at December 31, 2013, due to higher rebate volume.

•
Accrued liabilities are mainly comprised of customer deposits, salaries and wages payables, contingent consideration and other accrued liabilities related to operating expenses of the Company. Accrued liabilities increased by $41.4 million to $295.5 million at March 31, 2014 from $254.1 million at December 31, 2013. The increase was driven primarily by increased operating expenses of the Company.

Cash flows from operating activities
For the three months ended March 31, 2014, the Company generated $135.7 million of cash from operating activities, an increase of $72.4 million as compared to the amount of cash provided from operations for the same period in 2013. Cash from operating activities increased during the three months ended March 31, 2014 as compared to the same period in 2013 due to an increase in net income of $20.6 million, a net cash inflow of $23.5 million due to the increased volume and timing of receipts and payments associated with the Company's rebate program and a net cash inflow of $39.1 million due to the timing of receipts and payments on the Company's outstanding accounts receivable, accounts payable and accrued expenses balances.
Changes in the Company’s cash from operations result primarily from increased net income and the timing of payments on accounts receivable, rebates receivable, and the payment or processing of its various accounts payable and accrued liabilities. The Company continually monitors its balance of trade accounts receivable and devotes ample resources to collection efforts on those balances. Rebates receivable and the related payables are primarily estimates based on claims submitted and are typically paid to customers on a quarterly basis. The timing of the rebate payments to customers and collections of rebates from third-party rebate administrators and pharmaceutical manufacturers causes fluctuations on the balance sheet, as well as in the Company’s cash from operating activities.
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
Cash flows from investing activities

For the three months ended March 31, 2014, the Company used $14.8 million of cash from investing activities, an increase of $9.6 million as compared to $5.2 million of cash used during the three months ended March 31, 2013. This increase in cash used was driven by $20.0 million of proceeds of restricted cash in Q1, 2013 which decreased the cash used in investing activities in Q1 2013. This was offset by a decrease in the purchases of property and equipment of $12.5 million during Q1 2014 as compared to Q1 2013.

Cash flows from financing activities

For the three months ended March 31, 2014, the Company generated $176.6 million of cash for financing activities an increase of $294.0 million as compared to a use of $117.5 million in cash from financing activities during the three months ended March 31, 2013. This increase is attributable to the Company's issuance of $500.0 million aggregate principal amount of the Senior Notes which was partially offset by repaying $300.0 million of the Company's outstanding borrowings under the Revolving Facility.

Cash flows from financing activities generally fluctuate based on payments for acquisitions, proceeds from or payments on debt borrowings and the timing of option exercises by the Company’s employees.

Future Capital Requirements

The Company’s future capital requirements depend on many factors, including servicing its outstanding debt and the integration of its acquisitions. The Company expects to fund its operating and working capital needs and business growth requirements through cash flow from operations, its cash and cash equivalents on hand and available borrowings under its Credit Agreement. Refer to Note 6— Debt in the notes to the unaudited consolidated financial statements for more information on the Credit Agreement.

In March 2014, the Company issued $500.0 million aggregate principal amount of 4.75% Senior Notes due 2021. The Company partially used the net proceeds from this offering to repay $300.0 million of the Company's outstanding borrowings under the Revolving Facility leaving the Company with approximately $800.0 million of available borrowing capacity under the Revolving Facility as of March 31, 2014. As a result of the additional issued debt the interest expense and cash required to service its debt will increase in future periods.

The Company cannot provide assurance that its actual cash requirements will not be greater than expected as of the date of this quarterly report. In order to meet business growth goals, the Company will, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services and technologies, which may adversely affect the Company's liquidity position or require the issuance of additional equity or debt securities. Any issuance of additional equity or debt securities may result in dilution to shareholders, and the Company cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to the Company, or at all.
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

Contingencies

For information on legal proceedings and contingencies, refer to Note 10 — Commitments and Contingencies in the notes to the unaudited consolidated financial statements.

Contractual Obligations

For the three months ended March 31, 2014, there have been no significant changes to the Company’s contractual obligations as disclosed in its 2013 Annual Report on Form 10-K other than as disclosed below with respect to the required principal payments under the Credit Agreement and the Senior Notes.

	Payments due by period (in millions)
	Total	Less than one year	1-3 years	4-5 years	More than 5 years
Principal Repayment under the Credit Agreement*	$981.3	$56.3	$175.0	$750.0	$—
Principal Repayment under Senior Notes**	$500.0	$—	$—	$—	$500

*The commitment amounts are exclusive of interest payments. Currently, the Company's long-term debt obligations carry an annual interest rate of 2.14% on $500.0 million which has been fixed through the Company's interest rate swap agreements and 1.81% on the remaining $481.3 million of its long-term debt obligations. The interest rate applicable to the Company's long-term debt may fluctuate in the future based on changes in the LIBOR rate. See Note 6 — Debt for further information on the terms of the Company's long-term debt obligations.

**The commitment amounts are exclusive of interest payments, which we expect to be approximately $23.8 million annually. The Company's debt obligations under the senior notes carry an interest rate of 4.75% and are due in March 2021. See Note 6 — Debt for further information on the terms of the Company's long-term debt obligations.

Outstanding Securities

As of April 30, 2014, the Company had 206,855,099 common shares outstanding, 1,652,237 stock options outstanding, 2,005,491 RSUs outstanding and 425,160 warrants outstanding. The options and warrants are exercisable on a one-for-one basis into common shares. The outstanding RSUs are subject to time-based and performance-based vesting restrictions. The number of outstanding RSUs as of April 30, 2014 assumes the associated performance targets will be met at the maximum level for the performance-based RSUs. Upon vesting, the RSUs convert into common shares on a one-for-one basis.

Critical Accounting Policies and Estimates

Refer to Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates in the 2013 Annual Report on Form 10-K for a discussion of the Company’s critical accounting policies and estimates.

Recent Accounting Standards

Refer to Note 3 — Recent Accounting Pronouncements in the notes to the unaudited consolidated financial statements for information on recent updates to accounting guidance that the Company has assessed for any impact to the Company's financial statements.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk in the normal course of its business operations, primarily the risk of loss arising from adverse changes in interest rates. In addition, the Company is subject to interest rate risk related to approximately $481.3 million of the $981.3 million drawn under the Credit Agreement, as of March 31, 2014, as $500.0 million is not impacted due to the interest rate swap agreements the Company maintains which fix the interest rate on that portion of the Term Loan Facility. See Note 11 — Financial Instruments to the Company's unaudited consolidated financial statements included herein for additional information regarding the Company's interest rate swap agreements. As of March 31, 2014, assuming a hypothetical 1% fluctuation in the interest rate of the loan, the Company's pre-tax income would vary by approximately $4.8 million on an annual basis. Actual increases or decreases in earnings in the future could differ materially from this assumption based on the timing and amount of both interest rate changes and the levels of cash held by the Company. The interest rates applicable to borrowings under the Credit Agreement are based on a LIBOR-based floating rate and are described in more detail in Note 6 — Debt to the Company's unaudited consolidated financial statements included herein.

The Company is also subject to foreign exchange rate risk related to its operations in Canada, as disclosed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk - Foreign Exchange Rate Risk in the 2013 Annual Report on Form 10-K. In the three months ended March 31, 2014, there have been no material changes in the Company's foreign exchange rate risk as disclosed in its 2013 Annual Report on Form 10-K.

ITEM 4.	Controls and Procedures

We maintain a system of controls and procedures under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to ensure the Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles and present fairly the Company's financial results of operations. As reported in our 2013 Annual Report on Form 10-K as of December 31, 2013, our management concluded that our internal control over financial reporting was not effective as a result of a material weakness related to ineffective general information technology controls ("GITCs") intended to ensure that access to applications and data, and the ability to place program changes into production for such applications and data, was adequately restricted to appropriate internal personnel. Due to this material weakness in internal control over financial reporting, our management concluded in our 2013 Form 10-K that our disclosure controls and procedures were ineffective as of December 31, 2013.

Management has taken steps to remediate the GITC material weakness, including enhancing its internal documentation and monitoring approach to ensure that all GITC procedures designed to restrict access to applications and data are operating in an optimal manner in order to provide management with comfort that access is properly limited to the appropriate internal personnel. Management began to implement these remedial steps during the first quarter of 2014 and expects that these steps will be substantially implemented and tested by June 30, 2014. In accordance with the Company’s internal control compliance program, the material weakness designation cannot be closed until the remediation processes have been operational for a period of time and successfully tested. As a result, because of the GITC material weakness in internal control over financial reporting disclosed in our 2013 Form 10-K, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of March 31, 2014.

As a result of the material weakness identified, the Company assessed the material weakness's impact to the Company's consolidated financial statements to ensure they were prepared in accordance with generally accepted accounting principles and present fairly the Company's financial results of operation as of and for the three months ended March  31, 2014. Based on management's additional procedures and assessment, management concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material aspects, the Company's financial position, results of operations and cash flows for the periods presented.

Except as described above in regards to the remediation process, there were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during our first fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

For information on legal proceedings, refer to Note 10 —Commitments and Contingencies in the notes to the unaudited consolidated financial statements.

ITEM 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2013 includes a detailed discussion of certain material risk factors facing us. In the three months ended March 31, 2014, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None

ITEM 6.    Exhibits

Exhibit Number	Description of Document	Reference

4.1	Indenture, dated as of March 6, 2014, between Catamaran Corporation and Wilmington Trust, National Association.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed March 6, 2014.

4.2	First Supplemental Indenture, dated as of March 12, 2014, among Catamaran Corporation, the subsidiary guarantors signatory thereto and Wilmington Trust, National Association.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 12, 2014.

4.3	Form of 4.75% Senior Note due 2021 (included in Exhibit 4.2).	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 12, 2014.

10.1
Amendment No. 3 to Credit Agreement and Waiver, dated as of March 7, 2014, among Catamaran Corporation (f/k/a SXC Health Solutions Corp.), JPMorgan Chase Bank, N.A., individually and as administrative agent, and the other financial institutions signatory thereto.
Filed herewith.

10.2†	Amended and Restated Employment Agreement, dated as of March 20, 2014, among Catamaran Corporation, Catamaran LLC and Mark A. Thierer.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 24, 2014.

10.3†	Amended and Restated Employment Agreement, dated as of March 20, 2014, among Catamaran Corporation, Catamaran LLC and Jeffrey Park.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 24, 2014.

10.4†	Employment Agreement, dated as of February 12, 2012, between SXC Health Solutions, Inc. and Michael Shapiro.	Filed herewith.

10.5†	Form of Catamaran Corporation Restricted Stock Unit Award Agreement relating to the Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan.	Filed herewith.

10.6†	Form of Catamaran Corporation Performance-Based Restricted Stock Unit Award Agreement relating to the Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan.	Filed herewith.

10.7†	Form of Catamaran Corporation Stock Option Agreement for certain Employees, Non-Employee Directors and Service Providers.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, (v) the Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2014 and 2013, and (vi) the notes to the Unaudited Consolidated Financial Statements.
Filed herewith.

†	Indicates management contract or compensatory plan

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Catamaran Corporation
May 2, 2014	By:	/s/ Michael Shapiro
Michael Shapiro
Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document	Reference

4.1	Indenture, dated as of March 6, 2014, between Catamaran Corporation and Wilmington Trust, National Association.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed March 6, 2014.

4.2	First Supplemental Indenture, dated as of March 12, 2014, among Catamaran Corporation, the subsidiary guarantors signatory thereto and Wilmington Trust, National Association.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 12, 2014.

4.3	Form of 4.75% Senior Note due 2021 (included in Exhibit 4.2).	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 12, 2014.

10.1
Amendment No. 3 to Credit Agreement and Waiver, dated as of March 7, 2014, among Catamaran Corporation (f/k/a SXC Health Solutions Corp.), JPMorgan Chase Bank, N.A., individually and as administrative agent, and the other financial institutions signatory thereto.
Filed herewith.

10.2†	Amended and Restated Employment Agreement, dated as of March 20, 2014, among Catamaran Corporation, Catamaran LLC and Mark A. Thierer.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 24, 2014.

10.3†	Amended and Restated Employment Agreement, dated as of March 20, 2014, among Catamaran Corporation, Catamaran LLC and Jeffrey Park.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 24, 2014.

10.4†	Employment Agreement, dated as of February 12, 2012, between SXC Health Solutions, Inc. and Michael Shapiro.	Filed herewith.

10.5†	Form of Catamaran Corporation Restricted Stock Unit Award Agreement relating to the Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan.	Filed herewith.

10.6†	Form of Catamaran Corporation Performance-Based Restricted Stock Unit Award Agreement relating to the Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan.	Filed herewith.

10.7†	Form of Catamaran Corporation Stock Option Agreement for certain Employees, Non-Employee Directors and Service Providers.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, (v) the Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2014 and 2013, and (vi) the notes to the Unaudited Consolidated Financial Statements.
Filed herewith.

†	Indicates management contract or compensatory plan