Form 10-Q
period 2014-06-30
Catamaran Corp
filed 2014-08-01
CIK 1363851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2014, there were 207,415,969 of the Registrant’s common shares, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CATAMARAN CORPORATION
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$709,548	$387,241
Restricted cash	32,223	32,220
Accounts receivable, net of allowance for doubtful accounts of $4,642 (2013 — $5,860)	1,173,606	959,586
Rebates receivable	908,216	305,955
Other current assets	219,519	152,673
Total current assets	3,043,112	1,837,675
Property and equipment, net of accumulated depreciation of $131,729 (2013 — $103,858)	198,392	197,007
Goodwill	4,724,639	4,720,275
Other intangible assets, net of accumulated amortization of $471,246 (2013 — $363,546)	1,071,456	1,181,419
Other long-term assets	80,287	59,387
Total assets	$9,117,886	$7,995,763

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$1,000,760	$817,805
Accrued expenses and other current liabilities	275,576	254,100
Rebates payable	942,857	356,265
Current portion - long-term debt	68,750	50,000
Total current liabilities	2,287,943	1,478,170
Deferred income taxes	276,664	301,341
Long-term debt	1,379,432	1,215,363
Other long-term liabilities	97,178	89,391
Total liabilities	4,041,217	3,084,265
Commitments and contingencies (Note 10)
Shareholders’ equity
Common shares: no par value, unlimited shares authorized; 207,411,365 shares issued and outstanding at June 30, 2014 (December 31, 2013 — 206,305,070 shares)	4,261,667	4,215,291
Additional paid-in capital	58,881	77,790
Retained earnings	752,038	617,161
Accumulated other comprehensive loss	(1,834)	(1,752)
Total shareholders' equity	5,070,752	4,908,490
Non-controlling interest	5,917	3,008
Total equity	5,076,669	4,911,498
Total liabilities and equity	$9,117,886	$7,995,763

See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Revenue	$5,385,808	$3,417,430	$10,300,287	$6,637,147
Cost of revenue	5,055,995	3,152,841	9,655,813	6,124,185
Gross profit	329,813	264,589	644,474	512,962
Expenses:
Selling, general and administrative	126,635	99,888	257,153	200,386
Depreciation of property and equipment	13,093	7,938	25,461	14,908
Amortization of intangible assets	54,977	50,092	109,963	100,148
	194,705	157,918	392,577	315,442
Operating income	135,108	106,671	251,897	197,520
Interest and other expense, net	15,626	10,907	26,962	21,946
Income before income taxes	119,482	95,764	224,935	175,574
Income tax expense	33,241	24,607	61,349	47,635
Net income	86,241	71,157	$163,586	$127,939
Less: Net income attributable to non-controlling interest	14,809	7,736	28,709	13,113
Net income attributable to the Company	$71,432	$63,421	$134,877	$114,826
Earnings per share attributable to the Company:
Basic	$0.35	$0.31	$0.65	$0.56
Diluted	$0.34	$0.31	$0.65	$0.56
Weighted average number of shares used in computing earnings per share:
Basic	206,938,789	205,975,724	206,733,127	205,782,438
Diluted	207,310,851	206,624,432	207,207,122	206,535,143
See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net income	$86,241	$71,157	$163,586	$127,939
Other comprehensive income, net of tax
Unrealized income on cash flow hedge, net of income tax expense of $368 for the three and six months ended June 30, 2013	(61)	786	82	1,047
Comprehensive income	86,180	71,943	163,668	$128,986
Less: Comprehensive income attributable to non-controlling interest	14,809	7,736	28,709	$13,113
Comprehensive income attributable to the Company	$71,371	$64,207	$134,959	$115,873
See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2014	2013
	(unaudited)
Cash flows from operating activities:
Net income	$163,586	$127,939
Items not involving cash:
Stock-based compensation	15,398	13,131
Depreciation of property and equipment	27,378	17,145
Amortization of intangible assets	109,963	100,148
Deferred lease inducements and rent	190	15,349
Deferred income taxes	(26,044)	(25,787)
Tax benefit on option exercises	(3,993)	(9,479)
Deferred financing cost amortization	4,658	4,866
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(214,015)	(21,271)
Rebates receivable	(602,515)	18,413
Restricted cash	(3)	231
Other current assets	(56,448)	13,367
Accounts payable	182,933	(22,632)
Accrued expenses and other current liabilities	17,032	(12,305)
Rebates payable	586,592	13,787
Other long-term assets and liabilities	(11,826)	3,351
Net cash provided by operating activities	192,886	236,253
Cash flows from investing activities:
Acquisition, net of cash acquired	(2,026)	(7,076)
Purchases of property and equipment	(32,873)	(72,135)
Proceeds from restricted cash	—	20,004
Net cash used by investing activities	(34,899)	(59,207)
Cash flows from financing activities:
Proceeds from issuance of debt	492,500	100,000
Repayment of long-term debt	(312,500)	(250,000)
Payment of financing costs	(1,963)	(2,347)
Proceeds from exercise of options	4,944	1,928
Proceeds from exercise of warrants	3,453	—
Tax benefit on option exercises	3,993	9,479
Payments of contingent consideration	—	(23,203)
Distributions to non-controlling interest	(25,800)	(10,115)
Other	(321)	—
Net cash provided (used) by financing activities	164,306	(174,258)
Effect of foreign exchange on cash balances	14	24
Increase in cash and cash equivalents	322,307	2,812
Cash and cash equivalents, beginning of period	387,241	370,776
Cash and cash equivalents, end of period	$709,548	$373,588

See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Equity
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest
	Shares	Amount					Total
Balance at December 31, 2013	206,305,070	$4,215,291	$77,790	$617,161	$(1,752)	$3,008	$4,911,498
Activity during the period (unaudited):
Net income	—	—	—	134,877	—	28,709	163,586
Exercise of stock options	262,204	7,026	(2,082)	—	—	—	4,944
Exercise of warrants	425,160	20,624	(17,171)	—	—	—	3,453
Vesting of restricted stock units	418,931	18,726	(18,726)	—	—	—	—
Tax benefit on options exercised	—	—	3,993	—	—	—	3,993
Stock-based compensation	—	—	15,398	—	—	—	15,398
Distributions to non-controlling interest	—	—	—	—	—	(25,800)	(25,800)
Other comprehensive income, net of tax	—	—	—	—	(82)	—	(82)
Other	—	—	(321)	—	—	—	(321)
Balance at June 30, 2014 (unaudited)	207,411,365	$4,261,667	$58,881	$752,038	$(1,834)	$5,917	$5,076,669

Balance at December 31, 2012	205,399,102	$4,180,778	$73,530	$354,991	$(2,191)	$2,753	$4,609,861
Activity during the period (unaudited):
Net income	—	—	—	114,826	—	13,113	127,939
Exercise of stock options	280,366	2,753	(825)	—	—	—	1,928
Vesting of restricted stock units	451,404	24,697	(24,697)	—	—	—	—
Tax benefit on options exercised	—	—	9,479	—	—	—	9,479
Stock-based compensation	—	—	13,131	—	—	—	13,131
Distributions to non-controlling interest	—	—	—	—	—	(10,115)	(10,115)
Other comprehensive income, net of tax	—	—	—	—	1,047	—	1,047
Balance at June 30, 2013 (unaudited)	206,130,872	$4,208,228	$70,618	$469,817	$(1,144)	$5,751	$4,753,270
See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

Basis of presentation:
The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting on Form 10-Q, and following accounting policies consistent with the Company’s audited annual consolidated financial statements for the year ended December 31, 2013. The unaudited consolidated financial statements of the Company include its wholly-owned subsidiaries and all significant intercompany transactions and balances have been eliminated in consolidation. Amounts in the unaudited consolidated financial statements and notes thereto are expressed in U.S. dollars, except where indicated. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Certain reclassifications have been made to conform the prior year's consolidated financial statements to the current year's presentation. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014. As of the issuance date of the Company’s financial statements, the Company has assessed whether subsequent events have occurred that require adjustment to or disclosure in these unaudited consolidated financial statements in accordance with Financial Accounting Standards Board’s (“FASB”) guidance.
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

No other new accounting standards have been adopted during the three and six months ended June 30, 2014.

b) Recent accounting standards issued

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-12, Accounting for Share-Based Payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target shall not be reflected in estimating the fair value of the award at the grant date. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 for all entities, however earlier adoption is permitted. Adoption of the standard is not expected to have a significant impact on the Company's financial results or in the presentation and disclosure of its financial statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

On April 10, 2014, the FASB issued (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The standard is required to be adopted by the Company in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. However, all entities may early adopt the guidance for new disposals (or new classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. Adoption of the standard is not expected to have a significant impact on the Company's financial results or in the presentation and disclosure of its financial statements.

No other new standards have been issued during the three and six months ended June 30, 2014 that the Company assessed to have a significant impact on its financial results or in the presentation and disclosure of its financial statements.

4. Business Combinations

Restat Acquisition

On October 1, 2013, the Company completed the acquisition of all of the outstanding equity interests of Restat, LLC ("Restat"), a privately-held PBM based in Milwaukee, Wisconsin, for a purchase price of $409.5 million in cash subject to certain customary post-closing adjustments. The purchase price was funded from Catamaran’s existing cash balance and $350.0 million in borrowings under a five-year senior secured revolving credit facility (the “Revolving Facility”). The acquisition provides the Company the opportunity to bring Catamaran's full-suite of technology and clinical services to Restat's clients, including mail and specialty pharmacy services. The results of Restat have been included in the Company's results since October 1, 2013.

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

All of the assets and liabilities recorded for the acquisition are included within the Company's PBM segment. The residual amount of the purchase price after allocation to identifiable net assets represents goodwill. Goodwill is non-amortizing for financial statement purposes. Goodwill of $227.8 million related to the Restat acquisition is tax deductible. The goodwill recognized by the Company represents many of the synergies and business growth opportunities that the Company anticipates may be realized from the acquisition of Restat. The synergies include improved pricing from the Company's suppliers due to the increased volume of prescription drug purchases, pull through opportunities of the Company's mail and specialty service offerings, and a more efficient leveraging of resources to achieve operating profits.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the fair values assigned to the assets acquired and liabilities assumed at the acquisition date (in thousands):

	Initial Amounts Recognized at Acquisition Date (a)	Measurement Period Adjustments (b)	Current Measurement Period Adjustments (c)	Current Amounts Recognized at Acquisition Date
Accounts receivable	$13,842	$—	$—	$13,842
Rebates receivable	6,635	(254)	—	6,381
Other current assets	383	—	—	383
Total current assets	20,860	(254)	—	20,606
Property and equipment	1,263	—	—	1,263
Intangible assets	182,720	—	—	182,720
Goodwill	223,474	2,280	2,084	227,838
Total assets acquired	428,317	2,026	2,084	432,427
Accounts payable	22,370	—	—	22,370
Rebates payable	16,106	—	—	16,106
Accrued liabilities	7,231	—	—	7,231
Other long-term liabilities	—	—	2,084	2,084
Total liabilities assumed	45,707	—	2,084	47,791

Net assets acquired	$382,610	$2,026	$—	$384,636

(a) As previously reported in the Company's Form 10-K for the period ended December 31, 2013.

(b) These measurement period adjustments were recorded during Q1 2014 to reflect an additional $2.0 million paid to former Restat owners for working capital reconciliation as well as changes in the estimated fair values of the associated assets acquired and liabilities assumed.

(c) These represent measurement period adjustments during the three months ended June 30, 2014 and were recorded to reflect changes in the estimated fair values of the associated Restat assets acquired and liabilities assumed based on factors existing as of the acquisition date.

During the three and six months ended June 30, 2014, the Company recognized $8.7 million and $17.4 million, respectively, of amortization expense from intangible assets acquired in the Restat acquisition. Amortization associated with the Restat acquisition for the remainder of 2014 is expected to be $16.4 million.

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

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited pro forma results of operations are as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Revenue	$3,620,936	$7,035,001
Gross profit	$285,070	$550,643
Net income attributable to the Company	$66,368	$123,007
Earnings per share attributable to the Company:
Basic	$0.32	$0.60
Diluted	$0.32	$0.60
Weighted average shares outstanding:
Basic	205,975,724	205,782,438
Diluted	206,624,432	206,535,143
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

5. Goodwill and Other Intangible Assets

Goodwill is reviewed for impairment annually or more frequently if impairment indicators arise. The Company allocates goodwill to both the PBM and HCIT segments. There were no impairments of goodwill during the three and six months ended June 30, 2014 and 2013.

The changes in the carrying amounts of goodwill by reportable segment for the six months ended June 30, 2014 are as follows (in thousands):

	PBM	HCIT	Total
Balance at December 31, 2013	$4,700,610	$19,665	$4,720,275
Measurement period adjustments (a)	2,338	—	2,338
Working capital adjustment (b)	2,026	—	2,026
Acquisitions	—	—	—
Balance at June 30, 2014	$4,704,974	$19,665	$4,724,639

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

Definite-lived intangible assets are amortized over the useful lives of the related assets. The components of intangible assets were as follows (in thousands):

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,527,722	$462,974	$1,064,748	$1,528,475	$355,737	$1,172,738
Non-compete agreements	11,920	6,236	5,684	13,430	6,463	6,967
Other intangible assets	3,060	2,036	1,024	3,060	1,346	1,714
Total	$1,542,702	$471,246	$1,071,456	$1,544,965	$363,546	$1,181,419

Total amortization associated with intangible assets at June 30, 2014 is estimated to be $103.3 million for the remainder of 2014, $194.0 million in 2015, $166.7 million in 2016, $147.5 million in 2017, $137.2 million in 2018, $126.8 million in 2019 and $195.9 million in total for years after 2019.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Debt

The following table sets forth the components of the Company's long-term debt, net of debt discounts as of June 30, 2014 and December 31, 2013 (in thousands).

	June 30, 2014	December 31, 2013
Senior secured term loan facility with an interest rate of 2.06% and 1.81% at June 30, 2014 and December 31, 2013, respectively.	$955,369	$965,363
Senior secured revolving credit facility due June 1, 2018 with an interest rate of 2.06% and 1.81% at June 30, 2014 and December 31, 2013, respectively.	—	300,000
4.75% Senior Notes due 2021	492,813	—
Less current maturities	(68,750)	(50,000)
Long-term debt	$1,379,432	$1,215,363

4.75% Senior Notes

In March 2014, the Company issued $500.0 million aggregate principal amount of 4.75% Senior Notes due 2021 (the “Senior Notes”). The Senior Notes mature on March 15, 2021 and bear interest at 4.75% per year. The Company will pay interest on the Senior Notes on March 15 and September 15 of each year, or the first business day thereafter if such date is not a business day, commencing on September 15, 2014. The Company received approximately $492.5 million in net proceeds from the Senior Note offering, after deducting $7.5 million in underwriting discounts. Additionally the Company incurred approximately $2.0 million in offering expenses. The Company used part of the net proceeds from this offering to repay $300.0 million of the Company's outstanding borrowings under the secured revolving credit facility (the "Revolving Facility"). The Company plans to use the remainder of the net proceeds from this offering for general corporate purposes.

As discussed, in connection with the Senior Notes, the Company incurred approximately $7.5 million in underwriting debt discount and approximately $2.0 million in debt issuance costs. The $7.5 million debt discount incurred in connection with the Senior Notes is presented on the consolidated balance sheet as a reduction to long-term debt. The debt discount amounts are being amortized to interest expense over the life of the Senior Notes. The Company uses the straight-line method to amortize the debt discount amounts as it does not result in a materially different amount of interest expense than the effective interest rate method. The $2.0 million in offering expenses incurred in connection with the issuance of the Senior Notes are presented on the consolidated balance sheet as other assets. The offering expenses are being amortized to interest expense over the life of the Senior Notes using the straight-line method. The amortization related to financing costs and debt discounts totaled $0.3 million and $0.4 million for the three and six months ended June 30, 2014, respectively.

Guarantees

The Senior Notes are jointly and severally and fully and unconditionally guaranteed by each of the Company’s existing and future wholly-owned subsidiaries that guarantees obligations under (i) the credit agreement or (ii) certain other future indebtedness with an aggregate principal amount in excess of $175.0 million.

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

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The indenture governing the Senior Notes provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the indenture and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the trustee or holders of at least 25% in aggregate principal amount of and accrued but unpaid interest on the then outstanding Senior Notes may declare the principal amount of all the Senior Notes to be due and payable immediately. As of June 30, 2014, the Company was in compliance with the covenants under the Senior Notes.

Senior Secured Credit Facility

Concurrent with the consummation of the Catalyst Health Solutions Inc. merger ("Catalyst Merger"), on July 2, 2012, the Company entered into a credit agreement (as amended and supplemented from time to time, the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMCB”), as administrative agent, and a syndicate of lenders in an aggregate principal amount of $1.8 billion. The Credit Agreement provides for (i) a five-year senior secured term loan facility in the amount of $1.0 billion (the “Term Loan Facility”) and (ii) a five-year Revolving Facility in the amount of $800.0 million.

The Company made a principal repayment of $6.3 million in April 2014 on the Term Loan facility leaving the Company with $975.0 million outstanding as of June 30, 2014. In March 2014 the Company used the proceeds from the offering of the Senior Notes (refer above for a detailed discussion) to repay $300.0 million of the outstanding borrowings under the Revolving Facility. As of June 30, 2014 the Company had approximately $800.0 million of available borrowing capacity under the Revolving Facility. The amortization related to financing costs and debt discounts associated with the Credit Agreement totaled $2.1 million and $2.4 million for the three months ended June 30, 2014 and June 30, 2013, respectively. The amortization related to financing costs and debt discounts associated with the Credit Agreement totaled $4.3 million and $4.9 million for the six months ended June 30, 2014 and June 30, 2013, respectively.

Interest and Fees

The interest rates applicable to the Term Loan Facility and the Revolving Facility are based on a fluctuating rate of interest measured by reference to either, at the Company’s option, (a) an adjusted London Interbank Offered Rate (adjusted for maximum reserves) (“LIBOR”), plus an applicable margin or (b) an alternative base rate (which is the greatest of (i) the prime rate, (ii) the Federal Funds rate plus 0.5% and (iii) one-month LIBOR plus 1.0%), plus an applicable margin. The applicable margin, in each case, is adjusted from time to time based on the Company’s consolidated leverage ratio as of the last day of each fiscal quarter. The applicable margin for all borrowings is 0.875% per annum with respect to base rate borrowings and 1.875% per annum with respect to LIBOR borrowings. The Company intends to continue to elect the LIBOR rate as it has previously done during the term of the Credit Agreement. This resulted in an applicable interest rate of 2.06% at June 30, 2014 for both the Term Loan Facility and the Revolving Facility. See Note 11 — Financial Instruments for information on the Company's interest rate swap agreements. In addition to paying interest on outstanding principal under the Credit Agreement, the Company is required to pay a commitment fee to the lenders in respect of the unutilized commitments under the Credit Agreement at a fluctuating rate based on the Company’s leverage ratio.

Certain Covenants and Events of Default

The Credit Agreement contains a number of covenants that require the Company to maintain certain financial ratios, meet customary reporting requirements and restrict, with certain exceptions, transactions the Company or its subsidiaries may enter into, in each case as described further in the Company's 2013 Annual Report on Form 10-K. As of June 30, 2014, the Company was in compliance with the covenants of the Credit Agreement.

Maturity

Principal amounts outstanding under the Revolving Facility are due and payable in full on June 1, 2018. Principal repayments on the Term Loan Facility will be due as follows (in thousands):

Year	Amount due
2014	$37,500
2015	68,750
2016	93,750
2017	118,750
2018	656,250
Total	$975,000

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The carrying value of the Company's debt at June 30, 2014 approximates its fair value.

7. Stock-Based Compensation

During the three months ended June 30, 2014 and 2013, the Company recorded stock-based compensation expense of $8.6 million and $6.5 million, respectively. During the six months ended June 30, 2014 and 2013, the Company recorded stock-based compensation expense of $15.4 million and $13.1 million, respectively. There were 4,746,616 and 688,881 stock-based awards available for grant under the Long-Term Incentive Plan ("LTIP") and the plans assumed in connection with the merger with Catalyst Health Solutions, Inc. ("Assumed Plans"), respectively, as of June 30, 2014.

(i) Stock options

The Black-Scholes option-pricing model was used to estimate the fair value of the stock options issued in each period at the grant date. Below is a summary of options granted and the assumptions utilized to derive fair value of the stock options under the Black-Scholes option-pricing model:

	Six Months Ended June 30,
	2014	2013
Total stock options granted	427,463	365,080
Volatility	38.4-39.2%	45.4%
Risk-free interest rate	1.54-1.73%	0.81%
Expected life (in years)	4.5	4.5
Dividend yield	—	—
Weighted-average grant date fair value	$15.48	$21.44

The table below summarizes the stock options outstanding as of June 30, 2014 under both plans.

	Options Outstanding	Weighted Average Exercise Price	Unrecognized Compensation Cost	Weighted Average Period
			(in thousands)
LTIP	1,363,784	$35.92	$10,644	2.75
Assumed Plans	148,090	$47.05	$2,019	3.47

(ii) Restricted stock units

During the three and six months ended June 30, 2014, the Company granted time-based RSUs and performance-based RSUs to its employees and non-employee directors under both the LTIP and the Assumed Plans. Time-based RSUs either vest on a straight-line basis over a range of two to four years, or cliff vest after a three to four year period. Performance-based RSUs cliff vest based upon reaching agreed upon three-year performance conditions. The number of outstanding performance-based RSUs as of June 30, 2014 stated below assumes the associated performance targets will be met at the maximum level.

The table below summarizes the number of time-based and performance-based RSUs that were granted and outstanding under both plans for the six months ended June 30, 2014:

	LTIP Plan			Assumed Plans
	Number of Restricted Stock Units			Number of Restricted Stock Units
	Time-Based	Performance - Based	Weighted Average Grant Date Fair Value Per Unit	Time-Based	Performance - Based	Weighted Average Grant Date Fair Value Per Unit
Granted	300,899	392,388	$44.83	153,049	84,614	$44.44
Outstanding	757,020	830,880	$44.55	305,008	80,046	$46.83

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes the unrecognized compensation cost related to the outstanding RSUs at June 30, 2014.

	Unrecognized Compensation Cost	Weighted Average Period
	(in thousands)
LTIP	$47,342	2.38
Assumed Plans	$14,823	2.97

(iii) Warrants

On July 2, 2012, the Company issued 66.8 million common shares and 0.5 million warrants in connection with the Catalyst Merger. See the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for further information related to the Catalyst Merger.

During the three and six months ended June 30, 2014, 425,160 warrants were exercised with a weighted average exercise price of $8.12. As of June 30, 2014, there were no warrants outstanding.

8. Segment Information

The Company reports in two operating segments: PBM and HCIT. The Company evaluates segment performance based upon revenue and gross profit. Financial information by segment is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
PBM:
Revenue	$5,350,962	$3,382,195	$10,229,337	$6,563,748
Cost of revenue	5,039,279	3,135,211	9,622,564	6,089,312
Gross profit	311,683	246,984	606,773	474,436
Total assets at June 30	8,744,311	7,242,286	8,744,311	7,242,286
HCIT:
Revenue	34,846	35,235	70,950	73,399
Cost of revenue	16,716	17,630	33,249	34,873
Gross profit	18,130	$17,605	37,701	38,526
Total assets at June 30	373,575	105,526	373,575	105,526
Consolidated:
Revenue	5,385,808	3,417,430	10,300,287	6,637,147
Cost of revenue	5,055,995	3,152,841	9,655,813	6,124,185
Gross profit	329,813	264,589	644,474	512,962
Total assets at June 30	$9,117,886	$7,347,812	$9,117,886	$7,347,812

9. Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2014 and 2013 was 27.8% and 25.7%, respectively. The Company’s effective tax rate for the six months ended June 30, 2014 and 2013 was 27.3% and 27.1%, respectively. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions including Canada. With a few exceptions, the Company is no longer subject to tax examinations by tax authorities for years prior to 2007.

10. Commitments and Contingencies

In July 2014, the Company received a subpoena from the United States Attorney's Office for the District of Rhode Island, requesting documents and information concerning bona fide service fees and rebates received from certain pharmaceutical manufacturers in connection with certain drugs utilized under Part D of the Medicare program. The Company has been cooperating with the government and collecting documents in response to the subpoena.

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

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

11. Financial Instruments

The Company is subject to interest rate risk related to the variable rate debt under the Credit Agreement. When interest rates increase, interest expense would also increase. Conversely, when interest rates decrease, interest expense would also decrease.

In order to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rates used in the Credit Agreement, the Company entered into a 3-year interest rate swap agreement with a total notional amount of $500 million. The swap agreement fixed the variable LIBOR rate on the Company's Term Loan Facility to 0.52%, resulting in a current effective rate as of June 30, 2014 of 2.39% after taking into account the 1.88% margin per the Credit Agreement, as amended. Under the interest rate swap, the Company receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent to fixed-rate debt with respect to the notional amount of such swap agreements. This interest rate contract derivative instrument was designated as a cash flow hedge upon inception in August, 2012 and it expires in August 2015.

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

The fair value of the interest rate swap liability as of June 30, 2014 was $1.8 million. Interest expense for the three and six months ended June 30, 2014 includes $0.4 million and $0.8 million of expense reclassified from other comprehensive income into current earnings. Interest expense for the three and six months ended June 30, 2013 includes $0.3 million and $0.7 million of expense reclassified from other comprehensive income into current earnings. As of June 30, 2014, approximately $1.7 million of deferred expenses related to the derivative instruments accumulated in other comprehensive income is expected to be reclassified as interest expense during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions and assumes the current LIBOR rate will remain consistent. Fluctuations in the market LIBOR rate will have an impact on the amount of expense reclassified from accumulated other comprehensive income to interest expense, as well as the overall fair value of the derivative instrument.

12. Fair Value

Fair value measurement guidance defines a three-level hierarchy to prioritize the inputs to valuation techniques used to measure fair value into three broad levels, with Level 1 considered the most reliable. During the three and six months ended June 30, 2014, there were no movements of fair value measurements between Levels 1, 2 and 3. For assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets, the table below categorizes fair value measurements across the three levels as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent purchase price consideration	$—	$—	$20,000	$20,000
Derivative	$—	$1,792	$—	$1,792

	December 31, 2013
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent purchase price consideration	$—	$—	$19,954	$19,954
Derivative	$—	$1,719	$—	$1,719

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
Contingent purchase price consideration
The contingent purchase price consideration liability reflects the fair values of potential future payments related to certain legacy acquisitions. The potential future payments are contingent upon the acquired entities meeting certain revenue, gross margin and client retention milestones. As of June 30, 2014, the fair value of the contingent purchase price consideration was $20.0 million and was recorded as accrued expenses and other current liabilities in the consolidated balance sheet.
As the fair value measurement for the contingent consideration is based on inputs not observed in the market, this measurement is classified as Level 3 measurements as defined by fair value measurements guidance.
Derivatives
Derivative liabilities relate to the interest rate swap agreement (refer to Note 11 — Financial Instruments for further information), which had a fair value of $1.8 million as of June 30, 2014. As the fair value measurement for the derivative instrument is based on quoted prices from a financial institution, this measurement is classified as Level 2 measurement as defined by fair value measurements guidance.

13. Earnings Per Share

The Company calculates basic EPS using the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the same method as basic EPS, but the Company adds the number of additional common shares that would have been outstanding for the period if the potential dilutive common shares had been issued. The following is the reconciliation between the number of weighted average shares used in the basic and diluted EPS calculations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average number of shares used in computing basic EPS	206,938,789	205,975,724	206,733,127	205,782,438
Add dilutive common stock equivalents:
Outstanding stock options and restricted stock units (a)	372,062	648,708	473,995	752,705
Weighted average number of shares used in computing diluted EPS	207,310,851	206,624,432	207,207,122	206,535,143

(a) Excludes 2,240,802 and 792,881 common stock equivalents for the three months ended June 30, 2014 and 2013 because their effect was anti-dilutive. Excludes 1,802,512 and 443,065 common stock equivalents for the six months ended June 30, 2014 and 2013 because their effect was anti-dilutive.

14. Concentration Risk

For the three months ended June 30, 2014 and 2013, one client accounted for 34% and 19% of total revenues, respectively. For the six months ended June 30, 2014 and 2013, one client accounted for 33% and 19% of total revenues, respectively.

At June 30, 2014, one client accounted for 16% of the outstanding accounts receivable balance. At December 31, 2013, one client accounted for 15% of the outstanding accounts receivable balance.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Condensed consolidating financial information

The Senior Notes issued by the Company are fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed by certain of our 100% owned subsidiaries. The following condensed consolidating financial information has been prepared in accordance with the requirements for presentation of such information (statements of comprehensive income were omitted as all other comprehensive income is attributed to the Company and was not material in any period presented). The condensed consolidating financial information presented below is not indicative of what the financial position, results of operations or cash flows would have been had each of the entities operated as an independent company during the period for various reasons, including, but not limited to, intercompany transactions and integration of systems.

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

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CATAMARAN CORPORATION
Condensed Consolidated Balance Sheets
June 30, 2014
(in thousands)

	Catamaran Corporation	Guarantors	Non-Guarantors	Consolidations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	260,944	421,581	27,023	—	709,548
Restricted cash	—	27,387	4,836	—	32,223
Accounts receivable, net	218	808,956	472,889	(108,457)	1,173,606
Rebates receivable	10,422	1,504,529	72,053	(678,788)	908,216
Other current assets	268	152,292	66,959	—	219,519
Intercompany receivable	169,821	232,816	—	(402,637)	—
Total current assets	441,673	3,147,561	643,760	(1,189,882)	3,043,112
Property and equipment, net	70	156,598	41,724	—	198,392
Goodwill	—	4,641,174	83,465	—	4,724,639
Other intangible assets, net	—	1,053,528	17,928	—	1,071,456
Investment in subsidiaries	6,073,578	129,117	37,071	(6,239,766)	—
Other long-term assets	15,836	47,080	22,184	(4,813)	80,287
Total assets	$6,531,157	$9,175,058	$846,132	$(7,434,461)	$9,117,886
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$29	$1,098,017	$44,886	$(142,172)	$1,000,760
Accrued expenses and other current liabilities	10,402	236,591	28,583	—	275,576
Rebates payable	—	1,560,151	61,494	(678,788)	942,857
Current portion - long-term debt	68,750	—	—	—	68,750
Intercompany payable	—	—	332,249	(332,249)	—
Total current liabilities	79,181	2,894,759	467,212	(1,153,209)	2,287,943
Deferred income taxes	—	271,362	5,302	—	276,664
Long-term debt	1,379,432	—	—	—	1,379,432
Other long-term liabilities	1,792	70,679	24,707	—	97,178
Total liabilities	1,460,405	3,236,800	497,221	(1,153,209)	4,041,217
Commitments and contingencies (Note 10)
Shareholders’ equity
Total shareholders' equity	5,070,752	5,938,258	347,666	(6,285,924)	5,070,752
Non-controlling interest	—	—	1,245	4,672	5,917
Total equity	5,070,752	5,938,258	348,911	(6,281,252)	5,076,669
Total liabilities and equity	$6,531,157	$9,175,058	$846,132	$(7,434,461)	$9,117,886

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CATAMARAN CORPORATION
Condensed Consolidated Balance Sheets
December 31, 2013
(in thousands)

	Catamaran Corporation	Guarantors	Non-Guarantors	Consolidations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$15,090	$350,889	$21,262	$—	$387,241
Restricted cash	—	27,384	4,836	—	32,220
Accounts receivable, net	194	954,006	61,319	(55,933)	959,586
Rebates receivable	35,777	473,924	92,227	(295,973)	305,955
Other current assets	107	114,808	16,785	20,973	152,673
Intercompany receivable	130,743	—	125,888	(256,631)	—
Total current assets	181,911	1,921,011	322,317	(587,564)	1,837,675
Property and equipment, net	69	188,676	8,262	—	197,007
Goodwill	—	4,636,810	83,465	—	4,720,275
Other intangible assets, net	—	1,160,205	21,214	—	1,181,419
Investment in subsidiaries	5,980,865	105,947	—	(6,086,812)	—
Other long-term assets	15,674	30,144	59,932	(46,363)	59,387
Total assets	$6,178,519	$8,042,793	$495,190	$(6,720,739)	$7,995,763
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$—	$840,055	$37,251	$(59,501)	$817,805
Accrued expenses and other current liabilities	2,947	200,071	28,403	22,679	254,100
Rebates payable	—	612,173	40,065	(295,973)	356,265
Current portion - long-term debt	50,000	—	—	—	50,000
Intercompany payable	—	232,124	—	(232,124)	—
Total current liabilities	52,947	1,884,423	105,719	(564,919)	1,478,170
Deferred income taxes	—	296,040	5,301	—	301,341
Long-term debt	1,215,363	—	—	—	1,215,363
Other long-term liabilities	1,719	86,600	23,651	(22,579)	89,391
Total liabilities	1,270,029	2,267,063	134,671	(587,498)	3,084,265
Commitments and contingencies (Note 10)
Shareholders’ equity
Total shareholders' equity	4,908,490	5,775,730	359,274	(6,135,004)	4,908,490
Non-controlling interest	—	—	1,245	1,763	3,008
Total equity	4,908,490	5,775,730	360,519	(6,133,241)	4,911,498
Total liabilities and equity	$6,178,519	$8,042,793	$495,190	$(6,720,739)	$7,995,763

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CATAMARAN CORPORATION
Condensed Consolidated Statements of Operations
Three Months ended June 30, 2014
(in thousands)

	Catamaran Corporation	Guarantors	Non-Guarantors	Consolidations	Consolidated

Revenue	$8,650	$5,185,019	$743,397	$(551,258)	$5,385,808
Cost of revenue	7,407	4,924,447	675,399	(551,258)	5,055,995
Gross profit	1,243	260,572	67,998	—	329,813
Expenses:
Selling, general and administrative	815	97,536	28,284	—	126,635
Depreciation of property and equipment	8	11,737	1,348	—	13,093
Amortization of intangible assets	—	53,339	1,638	—	54,977
	823	162,612	31,270	—	194,705
Operating income	420	97,960	36,728	—	135,108
Interest and other expense, net	14,110	864	652	—	15,626
Equity (income) in subsidiaries	(85,122)	(11,526)	—	96,648	—
Income before income taxes	71,432	108,622	36,076	(96,648)	119,482
Income tax expense	—	23,500	9,741	—	33,241
Net income	71,432	85,122	26,335	(96,648)	86,241
Less net income attributable to non-controlling interest	—	—	—	14,809	14,809
Net income attributable to the Company	$71,432	$85,122	$26,335	$(111,457)	$71,432

CATAMARAN CORPORATION
Condensed Consolidated Statements of Operations
Three Months ended June 30, 2013
(in thousands)

	Catamaran Corporation	Guarantors	Non-Guarantors	Consolidations	Consolidated

Revenue	$8,725	$3,066,659	$500,755	$(158,709)	$3,417,430
Cost of revenue	7,555	2,854,996	448,999	(158,709)	3,152,841
Gross profit	1,170	211,663	51,756	—	264,589
Expenses:
Selling, general and administrative	195	80,770	18,923	—	99,888
Depreciation of property and equipment	5	7,233	700	—	7,938
Amortization of intangible assets	—	48,422	1,670	—	50,092
	200	136,425	21,293	—	157,918
Operating income	970	75,238	30,463	—	106,671
Interest and other expense, net	9,512	981	414	—	10,907
Equity (income) in subsidiaries	(71,963)	(12,697)	—	84,660	—
Income before income taxes	63,421	86,954	30,049	(84,660)	95,764
Income tax expense	—	14,991	9,616	—	24,607
Net income	63,421	71,963	20,433	(84,660)	71,157
Less net income attributable to non-controlling interest	—	—	—	7,736	7,736
Net income attributable to the Company	$63,421	$71,963	$20,433	$(92,396)	$63,421

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CATAMARAN CORPORATION
Condensed Consolidated Statements of Operations
Six Months ended June 30, 2014
(in thousands)

	Catamaran Corporation	Guarantors	Non-Guarantors	Consolidations	Consolidated

Revenue	$19,690	$9,889,672	$1,440,813	$(1,049,888)	$10,300,287
Cost of revenue	17,001	9,390,995	1,297,705	(1,049,888)	9,655,813
Gross profit	2,689	498,677	143,108	—	644,474
Expenses:
Selling, general and administrative	1,134	198,865	57,154	—	257,153
Depreciation of property and equipment	17	22,975	2,469	—	25,461
Amortization of intangible assets	—	106,677	3,286	—	109,963
	1,151	328,517	62,909	—	392,577
Operating income	1,538	170,160	80,199	—	251,897
Interest and other expense, net	24,076	1,643	1,243	—	26,962
Equity (income) in subsidiaries	(157,415)	(28,929)	—	186,344	—
Income before income taxes	134,877	197,446	78,956	(186,344)	224,935
Income tax expense	—	40,031	21,318	—	61,349
Net income	134,877	157,415	57,638	(186,344)	163,586
Less net income attributable to non-controlling interest	—	—	—	28,709	28,709
Net income attributable to the Company	$134,877	$157,415	$57,638	$(215,053)	$134,877

CATAMARAN CORPORATION
Condensed Consolidated Statements of Operations
Six Months ended June 30, 2013
(in thousands)

	Catamaran Corporation	Guarantors	Non-Guarantors	Consolidations	Consolidated

Revenue	$16,638	$5,971,687	$967,589	$(318,767)	$6,637,147
Cost of revenue	14,693	5,562,268	865,991	(318,767)	6,124,185
Gross profit	1,945	409,419	101,598	—	512,962
Expenses:
Selling, general and administrative	509	162,734	37,143	—	200,386
Depreciation of property and equipment	14	13,501	1,393	—	14,908
Amortization of intangible assets	—	96,844	3,304	—	100,148
	523	273,079	41,840	—	315,442
Operating income	1,422	136,340	59,758	—	197,520
Interest and other expense, net	19,462	1,518	966	—	21,946
Equity (income) in subsidiaries	(132,866)	(26,866)	—	159,732	—
Income before income taxes	114,826	161,688	58,792	(159,732)	175,574
Income tax expense	—	28,822	18,813	—	47,635
Net income	114,826	132,866	39,979	(159,732)	127,939
Less net income attributable to non-controlling interest	—	—	—	13,113	13,113
Net income attributable to the Company	$114,826	$132,866	$39,979	$(172,845)	$114,826

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CATAMARAN CORPORATION
Condensed Consolidated Statements of Cash Flows
Six Months ended June 30, 2014
(in thousands)

	Catamaran Corporation	Guarantors	Non-Guarantors	Consolidations	Consolidated
Cash flows from operating activities:
Net cash provided (used) by operating activities	$152,832	$591,827	$(314,610)	$(237,163)	$192,886
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(2,026)	—	—	(2,026)
Purchases of property and equipment	(18)	(18,671)	(14,184)	—	(32,873)
Net cash used by investing activities	(18)	(20,697)	(14,184)	—	(34,899)
Cash flows from financing activities:
Proceeds from issuance of debt	492,500	—	—	—	492,500
Repayment of long-term debt	(312,500)	—	—	—	(312,500)
Payment of financing costs	(1,963)	—	—	—	(1,963)
Proceeds from exercise of options	7,026	(2,057)	(25)	—	4,944
Proceeds from exercise of warrants	3,453	—	—	—	3,453
Tax benefit on option exercises	—	3,955	38	—	3,993
Net transactions with parent and affiliates	(114,078)	(483,936)	335,051	262,963	—
Distributions to non-controlling interest	—	—	—	(25,800)	(25,800)
Proceeds from restricted stock	18,588	(18,079)	(509)	—	—
Other	—	(321)	—	—	(321)
Net cash provided (used) by financing activities	93,026	(500,438)	334,555	237,163	164,306
Effect of foreign exchange on cash balances	14	—	—	—	14
Change in cash and cash equivalents	245,854	70,692	5,761	—	322,307
Cash and cash equivalents, beginning of period	15,090	350,889	21,262	—	387,241
Cash and cash equivalents, end of period	$260,944	$421,581	$27,023	$—	$709,548

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CATAMARAN CORPORATION
Condensed Consolidated Statements of Cash Flows
Six Months ended June 30, 2013
(in thousands)

	Catamaran Corporation	Guarantors	Non-Guarantors	Consolidations	Consolidated
Cash flows from operating activities:
Net cash provided (used) by operating activities	$60,033	$292,494	$40,384	$(156,658)	$236,253
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(7,076)	—	(7,076)
Purchases of property and equipment	—	(71,919)	(216)	—	(72,135)
Proceeds from restricted cash	—	20,004	—	—	20,004
Net cash used by investing activities	—	(51,915)	(7,292)	—	(59,207)
Cash flows from financing activities:
Proceeds from issuance of debt	100,000	—	—	—	100,000
Repayment of long-term debt	(250,000)	—	—	—	(250,000)
Payment of financing costs	(2,347)	—	—	—	(2,347)
Proceeds from exercise of options	2,744	(806)	(10)	—	1,928
Tax benefit on option exercises	—	9,472	7	—	9,479
Payments of contingent consideration	—	(18,338)	(4,865)	—	(23,203)
Net transactions with parent and affiliates	51,480	(187,511)	(30,742)	166,773	—
Distributions to non-controlling interest	—	—	—	(10,115)	(10,115)
Proceeds from restricted stock	24,462	(23,886)	(576)	—	—
Net cash (used) provided by financing activities	(73,661)	(221,069)	(36,186)	156,658	(174,258)
Effect of foreign exchange on cash balances	24	—	—	—	24
Change in cash and cash equivalents	(13,604)	19,510	(3,094)	—	2,812
Cash and cash equivalents, beginning of period	33,603	303,833	33,340	—	370,776
Cash and cash equivalents, end of period	$19,999	$323,343	$30,246	$—	$373,588

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Under the Company’s customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants. As such, the Company does not include participant co-payments paid to non-Company owned pharmacies in revenue or cost of revenue. During the three months ended June 30, 2014 and 2013, pharmacies, excluding the Company's internally owned mail and specialty pharmacy locations, collected approximately $1.1 billion and $0.7 billion, respectively, in co-payments from the participants. During the six months ended June 30, 2014 and 2013, pharmacies, excluding the Company's internally owned mail and specialty pharmacy locations, collected approximately $2.1 billion and $1.3 billion, respectively, in co-payments from the participants. If we had included these co-payments collected at non-Company owned pharmacies in our reported revenue and cost of goods sold, our operating and net income would not have been affected.

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

Selected Trends and Highlights for the Three and Six Months Ended June 30, 2014 and 2013

Business trends

Our results for the three and six months ended June 30, 2014 reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics and low-cost brands, as well as our mail and specialty pharmacies. The ramp-up of the Cigna contract implementation, continued integration of Restat, increased mail and specialty volumes and new client implementations during 2014 have driven the overall growth in our revenue as well as overall operating results. We also continue to benefit from better management of drug ingredient costs through increased competition among generic manufacturers. The average generic dispensing rate (GDR) or the number of generic prescriptions as a percentage of the total number of prescriptions dispensed for our PBM clients for the three and six months ended June 30, 2014 increased from the same periods in 2013. These increases were achieved through a broad range of plan design solutions, helped considerably by a continuing wave of major generic releases. This trend is expected to continue throughout 2014. These positive trends have helped offset the negative impact of various marketplace forces affecting pricing and plan structure, among other items, and thus continue to generate improvements in our results of operations. Additionally, as the regulatory environment evolves, we will continue to make significant investments in our systems and product offerings in order to provide compliance solutions to our clients.

Financial results

•
Total revenue for the three months ended June 30, 2014 increased $2.0 billion or 57.6% to $5.4 billion as compared to $3.4 billion for the same period in 2013. Total revenue for the six months ended June 30, 2014 increased $3.7 billion or 55.2% to $10.3 billion as compared to $6.6 billion for the same period in 2013.

•
Adjusted prescription claim volume increased 48.8% to 101.2 million for the second quarter of 2014, as compared to 68.0 million for the second quarter of 2013. Adjusted prescription claim volume increased 49.7% to 201.2 million for the six months ended June 30, 2014, as compared to 134.4 million for the same period in 2013. Adjusted prescription claim volume equals the Company's retail and specialty prescriptions, plus mail pharmacy prescriptions multiplied by three. The mail pharmacy prescriptions are multiplied by three to adjust for the fact that they typically include approximately three times the amount of product days supplied compared with retail and specialty prescriptions.

•
Gross profit for the three months ended June 30, 2014 increased $65.2 million or 24.7% to $329.8 million as compared to $264.6 million for the same period in 2013. Gross profit for the six months ended June 30, 2014 increased $131.5 million or 25.6% to $644.5 million as compared to $513.0 million for the same period in 2013.

•
Operating income increased $28.4 million, or 26.7%, for the three months ended June 30, 2014, to $135.1 million as compared to $106.7 million for the same period in 2013. Operating income increased $54.4 million, or 27.5%, for the six months ended June 30, 2014, to $251.9 million as compared to $197.5 million for the same period in 2013.

•
Net income attributable to the Company increased $8.0 million or 12.6% to $71.4 million for the three months ended June 30, 2014, as compared to $63.4 million for the same period in 2013. The Company reported net income attributable to the Company of $134.9 million for the six months ended June 30, 2014, an increase of $20.1 million or 17.5% as compared to $114.8 million for the same period in 2013.

•
Earnings per share (fully-diluted) attributable to the Company increased $0.03 or 9.7% to $0.34 in the three months ended June 30, 2014 as compared to $0.31 per share (fully-diluted) for the same period in 2013. Earnings per share (fully-diluted) attributable to the Company increased $0.09 or 16.1% to $0.65 in the six months ended June 30, 2014 as compared to $0.56 per share (fully-diluted) for the same period in 2013.

•	Cash flow from operations decreased $43.4 million or 18.4% to $192.9 million in the six months ended June 30, 2014 as compared to $236.3 million for the same period in 2013.

Business combinations

On October 1, 2013, the Company completed the acquisition of Restat, LLC, a privately held PBM based in Milwaukee, Wisconsin, for a purchase price of $409.5 million in cash subject to certain customary post-closing adjustments. The purchase price was funded from Catamaran’s existing cash balance and $350.0 million in borrowings under its Revolving Facility. The acquisition provides the Company the opportunity to bring Catamaran's full suite of technology and clinical services to Restat's clients, including mail order and specialty pharmacy services.

Recent developments

In March 2014, the Company issued $500.0 million aggregate principal amount of 4.75% Senior Notes due 2021. The Company used the net proceeds from this offering to repay $300.0 million of the Company's outstanding borrowings under the Revolving Facility leaving the Company with approximately $800.0 million of available borrowing capacity under the Revolving Facility as of June 30, 2014. The Company will use the remainder of the net proceeds from this offering for general corporate purposes.

Results of Operations

Three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2014	2013	2014	2013
Revenue	$5,385,808	$3,417,430	$10,300,287	$6,637,147
Cost of revenue	5,055,995	3,152,841	9,655,813	6,124,185
Gross profit	329,813	264,589	644,474	512,962
SG&A	126,635	99,888	257,153	200,386
Depreciation of property and equipment	13,093	7,938	25,461	14,908
Amortization of intangible assets	54,977	50,092	109,963	100,148
Operating income	135,108	106,671	251,897	197,520
Interest and other expense, net	15,626	10,907	26,962	21,946
Income before income taxes	119,482	95,764	224,935	175,574
Income tax expense	33,241	24,607	61,349	47,635
Net income	86,241	71,157	163,586	127,939
Less: Net loss attributable to non-controlling interest	14,809	7,736	28,709	13,113
Net income attributable to the Company	$71,432	$63,421	$134,877	$114,826
Diluted earnings per share	$0.34	$0.31	$0.65	$0.56

Revenue

Revenue increased $2.0 billion, or 57.6%, to $5.4 billion for the three months ended June 30, 2014 as compared to $3.4 billion for the three months ended June 30, 2013. Revenue increased $3.7 billion, or 55.2%, to $10.3 billion for the six months ended June 30, 2014 as compared to $6.6 billion for the six months ended June 30, 2013. Revenues increased during both periods primarily as a result of an increase in the adjusted prescription claim volume of 48.8% and 49.7% to 101.2 million and 201.2 million for the three months and six months, respectively, ended June 30, 2014. The increases in claim volume in both periods are mainly due to organic growth added through new customer implementations including the continued implementation of the Cigna contract as well as additional claim volume related to the Restat acquisition. Additionally, revenue per prescription claim has increased in both periods as a result of increased specialty claim volume, which has a higher revenue per prescription claim rate as compared to the Company's general book of business.

Cost of Revenue

Cost of revenue increased $1.9 billion, or 60.4%, to $5.1 billion for the three months ended June 30, 2014 compared to $3.2 billion for the three months ended June 30, 2013. Cost of revenue increased $3.5 billion, or 57.7%, to $9.7 billion for the six months ended June 30, 2014 compared to $6.1 billion for the six months ended June 30, 2013.The increases for both periods are in line with the increases in revenues and are primarily due to increased PBM transaction volumes in 2014 as noted above in the revenue discussion. During the three and six months ended June 30, 2014, the cost of prescriptions dispensed from the Company's PBM segment accounted for 98.4% and 98.2% of the cost of revenue, respectively. The cost of prescriptions dispensed is substantially comprised of the actual cost of the prescription drugs sold, plus any applicable shipping or dispensing costs.

Gross Profit

Gross profit increased $65.2 million, or 24.7%, to $329.8 million for the three months ended June 30, 2014 as compared to $264.6 million for the same period in 2013. Gross profit increased $131.5 million, or 25.6%, to $644.5 million for the six months ended June 30, 2014 as compared to $513.0 million for the same period in 2013. The increases during both periods are mostly due to the successful implementation of new customer contracts in 2014, including the continued implementation of the Cigna contract. Gross profit decreased from 7.7% of revenue to 6.1% of revenue during the three months ended June 30, 2014 as compared to the same period in 2013. Gross profit decreased from 7.7% of revenue to 6.3% of revenue during the six months ended June 30, 2014 as compared to the same period in 2013. The decreases for both periods are mainly due to Cigna transactions carrying a significantly lower gross profit percentage as compared to the historical PBM business and comprising a larger proportion of revenue.

SG&A Costs

SG&A costs for the three months ended June 30, 2014 were $126.6 million as compared to $99.9 million for the three months ended June 30, 2013, an increase of $26.7 million, or 26.8%. SG&A costs for the six months ended June 30, 2014 were $257.2 million as compared to $200.4 million for the six months ended June 30, 2013, an increase of $56.8 million, or 28.3%. These increases are mainly due to the addition of operating costs related to the Company's acquisition of Restat that were not present during the three and six months ended June 30, 2013, as well as additional resources added to support the implementation of the Cigna contract and overall growth of the PBM segment. SG&A costs consist primarily of employee costs in addition to professional services costs, facilities and costs not related to revenue. In addition, SG&A costs include stock-based compensation cost of $7.9 million and $6.1 million for the three months ended June 30, 2014 and June 30, 2013, respectively. SG&A costs include stock-based compensation cost of $14.3 million and $12.4 million for the six months ended June 30, 2014 and June 30, 2013, respectively.

Depreciation

Depreciation expense relates to property and equipment used by the Company, except for those depreciable assets directly related to the generation of revenue, which is included in cost of revenue in the consolidated statements of operations. Depreciation expense was $13.1 million and $7.9 million for the three months ended June 30, 2014 and 2013, respectively. Depreciation expense was $25.5 million and $14.9 million for the six months ended June 30, 2014 and 2013, respectively. Depreciation expense will fluctuate based on the level of new asset purchases, as well as the timing of assets becoming fully depreciated. Depreciation expense increased during the three and six months ended June 30, 2014 mainly as a result of new asset purchases made by the Company in 2014 and 2013 to support the growth of the PBM business, including the continued implementation of the Cigna contract and other new clients, as well as the expansion of the Company's mail and specialty businesses.

Amortization

Total amortization expense for the three months ended June 30, 2014 and 2013 was $55.0 million and $50.1 million, respectively, an increase of $4.9 million. Total amortization expense for the six months ended June 30, 2014 and 2013 was $110.0 million and $100.1 million, respectively, an increase of $9.8 million. The increases in amortization expense were driven mainly by the amortization of intangible assets acquired in the acquisition of Restat. The increases were offset by a decline in amortization expense of other intangibles which are primarily amortized on an accelerated basis in line with their estimated remaining benefits, which are greater at the beginning of their useful lives and diminish over time. Amortization expense on all the Company’s intangible assets held as of June 30, 2014 is expected to be approximately $103.3 million for the remainder of 2014. Refer to Note 5 — Goodwill and Other Intangible Assets in the notes to the unaudited consolidated financial statements for more information on amortization expected in future years.

Interest and other expense, net

Interest and other expense, net increased $4.7 million to $15.6 million for the three months ended June 30, 2014 from $10.9 million for the same period in 2013. Interest and other expense, net increased $5.0 million to $27.0 million for the six months ended June 30, 2014 from $21.9 million for the same period in 2013. The increases are mainly due to higher average principal amount of long-term debt outstanding resulting from the issuance in March 2014 of $500.0 million aggregate principal 4.75% senior notes. Refer to Note 6 — Debt in the notes to the unaudited consolidated financial statements for more information related to the Company's Credit Agreement and Senior Notes.

Income Taxes

The Company recognized income tax expense of $33.2 million for the three months ended June 30, 2014, representing an effective tax rate of 27.8%, as compared to $24.6 million, representing an effective tax rate of 25.7%, for the same period in 2013. The Company recognized income tax expense of $61.3 million for the six months ended June 30, 2014, representing an effective tax rate of 27.3%, as compared to $47.6 million, representing an effective tax rate of 27.1%, for the same period in 2013. The increases in tax expense during both periods ended June 30, 2014 were mainly due to higher taxable income as a result of new customer implementations as well as the acquisition of Restat.

Segment Analysis

The Company reports in two operating segments: PBM and HCIT. The Company evaluates segment performance based on revenue and gross profit. Below is a reconciliation of the Company’s business segments to the unaudited consolidated financial statements.

Three months ended June 30, 2014 as compared to the three months ended June 30, 2013 (in thousands)

	PBM		HCIT		Consolidated
	2014	2013	2014	2013	2014	2013
Revenue	$5,350,962	$3,382,195	$34,846	$35,235	$5,385,808	$3,417,430
Cost of revenue	5,039,279	3,135,211	16,716	17,630	5,055,995	3,152,841
Gross profit	$311,683	$246,984	$18,130	$17,605	$329,813	$264,589
Gross profit %	5.8%	7.3%	52.0%	50.0%	6.1%	7.7%

Six months ended June 30, 2014 as compared to the six months ended June 30, 2013 (in thousands)

	PBM		HCIT		Consolidated
	2014	2013	2014	2013	2014	2013
Revenue	$10,229,337	$6,563,748	$70,950	$73,399	$10,300,287	$6,637,147
Cost of revenue	9,622,564	6,089,312	33,249	34,873	9,655,813	6,124,185
Gross profit	$606,773	$474,436	$37,701	$38,526	$644,474	$512,962
Gross profit %	5.9%	7.2%	53.1%	52.5%	6.3%	7.7%

PBM

Revenue was $5.4 billion for the three months ended June 30, 2014, an increase of $2.0 billion, or 58.2%, as compared to the same period in 2013. Revenue was $10.2 billion for the six months ended June 30, 2014, an increase of $3.7 billion, or 55.8%, as compared to the same period in 2013. The increase in both periods is mainly due to organic growth which led to increased adjusted claim volume of 33.2 million, or 48.8% in the three months ended June 30, 2014, as compared to 68.0 million for the same period in 2013. Adjusted claim volume increased 66.8 million, or 49.7% in the six months ended June 30, 2014, as compared to 134.4 million for the same period in 2013. Additionally, revenue per prescription claim has increased in both periods as a result of increased specialty claim volume, which have a higher revenue per prescription rate as compared to the Company's general book of business.

Cost of revenue was $5.0 billion for the three months ended June 30, 2014 as compared to $3.1 billion for the same period in 2013. Cost of revenue was $9.6 billion for the six months ended June 30, 2014 as compared to $6.1 billion for the same period in 2013. Cost of revenue has increased in line with the increase in PBM revenue and is driven by the increase in prescriptions processed. Cost of revenue in the PBM segment is predominantly comprised of the cost of prescription drugs from retail network transactions and the cost of prescriptions dispensed at the Company's mail and specialty pharmacies.

Gross profit increased $64.7 million or 26.2% to $311.7 million for the three months ended June 30, 2014 as compared to $247.0 million for the same period in 2013. Gross profit increased $132.3 million or 27.9% to $606.8 million for the six months ended June 30, 2014 as compared to $474.4 million for the same period in 2013. The increases during both periods are mostly due to the successful implementation of new customer contracts in 2014 which includes the continued implementation of the Cigna contract. Gross profit percentage was 5.8% and 7.3% for the three months ended June 30, 2014 and 2013, respectively. Gross profit percentage was 5.9% and 7.2% for the six months ended June 30, 2014 and 2013, respectively. Gross profit percentage decreased for the three and six months ended June 30, 2014 as compared to the same periods in 2013 due to Cigna transactions carrying a significantly lower gross profit percentage as compared to the historical PBM business, coupled with the significant volume associated with the Cigna business representing a larger proportion of total PBM revenue.

HCIT

HCIT revenue decreased $0.4 million, or 1.1%, to $34.8 million for the three months ended June 30, 2014, as compared to $35.2 million for the same period in 2013. HCIT revenue decreased $2.4 million, or 3.3%, to $71.0 million for the six months ended June 30, 2014, as compared to $73.4 million for the same period in 2013. The decreases during the three and six months ended June 30, 2014 compared to the same periods in 2013 are mainly due to decreases in the professional services revenue.
Cost of revenue decreased $0.9 million or 5.2% to $16.7 million for the three months ended June 30, 2014 compared to $17.6 million for the same period in 2013. Cost of revenue decreased $1.6 million or 4.7% to $33.2 million for the six months ended June 30, 2014 compared to $34.9 million for the same period in 2013. The cost of revenue decreased during the three and six months ended June 30, 2014 and June 30, 2013 as a result of a lower volume of HCIT transactions in 2014 as compared to 2013.
Gross profit increased by $0.5 million, or 3.0%, to $18.1 million for the three months ended June 30, 2014 as compared to $17.6 million for the same period in 2013. Gross profit increased by $0.8 million, or 2.1%, to $37.7 million for the six months ended June 30, 2014 as compared to $38.5 million for the same period in 2013. The gross profit percentage was 52.0% for the three months ended June 30, 2014 as compared to 50.0% for the three months ended June 30, 2013. The gross profit percentage was 53.1% for the six months ended June 30, 2014 as compared to 52.5% for the six months ended June 30, 2013. The increases in gross profit were mainly attributable to decreases in cost of revenue discussed above.

Non-GAAP Measures
The Company reports its financial results in accordance with GAAP, but the Company's management also evaluates and makes operating decisions using EBITDA and Adjusted EPS. The Company's management believes that these measures provide useful supplemental information regarding the performance of business operations and facilitate comparisons to its historical operating results. The Company also uses this information internally for forecasting and budgeting as it believes that the measures are indicative of the Company's core operating results. Note, however, that these items are performance measures only, and do not provide any measure of the Company's cash flow or liquidity. Non-GAAP financial measures should not be considered as a substitute for measures of financial performance in accordance with GAAP, and investors and potential investors are encouraged to review the reconciliations of EBITDA and Adjusted EPS.

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

Below is a reconciliation of the Company's reported net income to EBITDA for the three and six months ended June 30, 2014 and 2013.

EBITDA Reconciliation	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net income attributable to the Company (GAAP)	$71,432	$63,421	$134,877	$114,826
Add:
Depreciation of property and equipment	14,019	9,042	27,378	17,145
Amortization of intangible assets	54,977	50,092	109,963	100,148
Interest and other expense, net	15,626	10,907	26,962	21,946
Income tax expense	33,241	24,607	61,349	47,635
Adjustments related to non-controlling interest	(791)	(6)	(1,176)	(98)
EBITDA	$188,504	$158,063	$359,353	$301,602

EBITDA for the three months ended June 30, 2014 was $188.5 million, compared to $158.1 million for the same period of 2013. EBITDA for the six months ended June 30, 2014 was $359.4 million, compared to $301.6 million for the same period of 2013. The increases during both periods are mainly due to increased net income attributable to the Company as a result of increased revenue driven by new customer contract implementations during 2014. This was partially offset by increased costs incurred to support the Company's growth and prior acquisitions.

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

Below is a reconciliation of the Company's reported net income to Adjusted EPS for the three and six months ended June 30, 2014 and 2013.

Adjusted EPS Reconciliation
(in thousands, except per share data)
	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Operational Results	Per Diluted Share	Operational Results	Per Diluted Share	Operational Results	Per Diluted Share	Operational Results	Per Diluted Share
	(unaudited)				(unaudited)
Net income attributable to the Company (GAAP)	$71,432	$0.34	$63,421	$0.31	$134,877	$0.65	$114,826	$0.56
Amortization of intangible assets	54,977	0.27	50,092	0.24	109,963	0.53	100,148	0.48
Tax effect of reconciling item	(15,284)	(0.07)	(12,874)	(0.06)	(30,020)	(0.14)	(27,140)	(0.13)
Non-GAAP net income attributable to the Company	$111,125	$0.54	$100,639	$0.49	$214,820	$1.04	$187,834	$0.91

Adjusted EPS for the three months ended June 30, 2014 was $0.54 as compared to $0.49 in the corresponding period of 2013. Adjusted EPS for the six months ended June 30, 2014 was $1.04 as compared to $0.91 in the corresponding period of 2013. The increases during the three and six months ended June 30, 2014 as compared to the same periods in 2013 are mainly due to increased gross profit as a result of organic growth as discussed before, and was partially offset by increased costs incurred to support the Company's business growth and prior acquisitions.

Liquidity and Capital Resources
The Company’s sources of liquidity have primarily been cash provided by operating activities, proceeds from its public offerings, proceeds from credit facilities and stock option exercises. As of June 30, 2014, under its Credit Agreement, the Company had approximately $975.0 million of outstanding debt under the Term Loan Facility and approximately $800.0 million of available borrowing capacity under the Revolving Facility. In March 2014, the Company issued $500.0 million aggregate principal amount of 4.75% senior notes due in March 2021. The Company used part of the net proceeds from this offering to repay $300.0 million of the Company's outstanding borrowings under the Revolving Facility. The Company plans to use the remainder of the net proceeds from this offering for general corporate purposes. Due to the outstanding borrowings under the Credit Agreement and the recently issued Senior Notes the Company will continue to incur significant interest expense and expects this expense and the related principal payments to continue for the remainder of 2014 and throughout the remaining term of the debt agreements. Refer to Note 6 — Debt in the notes to the unaudited consolidated financial statements for more information regarding the Credit Agreement and the Senior Notes.

At June 30, 2014 and December 31, 2013, the Company had cash and cash equivalents totaling $709.5 million and $387.2 million, respectively. The Company believes that its cash on hand, together with cash generated from operating activities and cash available through the Revolving Facility, will be sufficient to support planned operations for the foreseeable future and service our outstanding debt obligations. At June 30, 2014, cash and cash equivalents consisted of cash on hand, deposits in banks, and bank term deposits with original maturities of 90 days or less.

As of June 30, 2014, all of the Company’s cash and cash equivalents were exposed to market risks, primarily changes in U.S. interest rates. Declines in interest rates over time would reduce interest income related to these balances.

Consolidated Balance Sheets

Selected balance sheet highlights at June 30, 2014 are as follows:

•
Accounts receivable are comprised of trade accounts receivable primarily from the PBM segment's customers. Accounts receivable increased $214.0 million to $1.2 billion at June 30, 2014, from $959.6 million at December 31, 2013. The accounts receivable balance increased mainly due to an increase in revenue in Q2 2014 compared to Q4 2013 driven mainly by organic growth.The accounts receivable balance is impacted by changes in revenues, as well as the timing of collections, and is continually monitored by the Company to ensure timely collections and to assess the need for any changes to the allowance for doubtful accounts.

•
Rebates receivable of $908.2 million at June 30, 2014 relate to billed and unbilled PBM receivables from pharmaceutical manufacturers and third party administrators in connection with the administration of the rebate program where the Company is the principal contracting party. The receivable and related payable are based on estimates that are subject to final settlement. Rebates receivable increased $602.3 million from $306.0 million at December 31, 2013 due to an increased volume of rebate eligible claims processed in 2014 as well as the timing of receipts from pharmaceutical manufacturers and third party administrators.

•
Other assets are mostly comprised of prepaid assets, inventory and deferred tax assets. Other assets increased $66.8 million or 43.8% to $219.5 million at June 30, 2014 from $152.7 million at December 31, 2013. The increase in other assets is mainly due to an increase in the inventory balance which was driven by an increase in the Company's mail and specialty pharmacy claim volume.

•
Accounts payable predominantly relates to amounts owed to retail pharmacies for prescription drug costs and dispensing fees in connection with prescriptions dispensed by the retail pharmacies to the members of the Company’s customers when the Company is the principal contracting party with the pharmacy. Accounts payable increased $183.0 million to $1.0 billion, from $817.8 million at December 31, 2013, due to the timing of payments made for purchases from the Company's suppliers as well as payments made to participating pharmacies in the Company's retail pharmacy network.

•
Rebates payable represents amounts owed to customers for rebates from pharmaceutical manufacturers and third party administrators where the Company administers the rebate program on the customer’s behalf, and the Company is the principal contracting party. The payable is based on estimates that are subject to final settlement. Rebates payable increased $586.6 million to $942.9 million from $356.3 million at December 31, 2013, due to higher rebate volume.

•
Accrued liabilities are mainly comprised of customer deposits, salaries and wages payables and other accrued liabilities related to operating expenses of the Company. Accrued liabilities increased by $21.5 million to $275.6 million at June 30, 2014 from $254.1 million at December 31, 2013. The increase was driven primarily by increased operating expenses of the Company.

Cash flows from operating activities
For the six months ended June 30, 2014, the Company generated $192.9 million of cash from operating activities, a decrease of $43.4 million as compared to the amount of cash provided from operations for the same period in 2013. Cash from operating activities decreased during the six months ended June 30, 2014 as compared to the same period in 2013 due to a net cash outflow of $48.1 million due to the increased volume and timing of receipts and payments associated with the Company's rebate program as well as a net cash outflow of $69.8 million related to other assets, driven by an increase in inventory as a result of an expanding mail and specialty business. These cash outflows were offset by an increase in net income of $35.6 million, and a net cash inflow of $42.2 million due to the timing of receipts and payments on the Company's outstanding accounts receivable, accounts payable and accrued expenses balances.
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
Cash flows from investing activities

For the six months ended June 30, 2014, the Company used $34.9 million of cash from investing activities, a decrease of $24.3 million as compared to $59.2 million of cash used during the six months ended June 30, 2013. This was mainly due to a decrease in the purchases of property and equipment of $39.3 million during the six months ended June 30, 2013 as compared to the same period in 2013 offset by $20.0 million of proceeds of restricted cash in 2013 which decreased the cash used in investing activities during the six months ended June 30, 2013.
Cash flows from financing activities

For the six months ended June 30, 2014, the Company generated $164.3 million of cash for financing activities, an increase of $338.6 million as compared to a use of $174.3 million in cash from financing activities during the six months ended June 30, 2013. This increase is attributable to the Company's issuance of $500.0 million aggregate principal amount of the Senior Notes, which was partially offset by repaying $300.0 million of the Company's outstanding borrowings under the Revolving Facility.

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

In March 2014, the Company issued $500.0 million aggregate principal amount of 4.75% Senior Notes due 2021. The Company partially used the net proceeds from this offering to repay $300.0 million of the Company's outstanding borrowings under the Revolving Facility leaving the Company with approximately $800.0 million of available borrowing capacity under the Revolving Facility as of June 30, 2014. As a result of the additional issued debt, the interest expense and cash required to service its debt will increase in future periods.

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

Contractual Obligations

For the six months ended June 30, 2014, there have been no significant changes to the Company’s contractual obligations as disclosed in its 2013 Annual Report on Form 10-K other than as disclosed below with respect to the required principal payments under the Credit Agreement and the Senior Notes.

	Payments due by period (in millions)
	Total	Less than one year	1-3 years	4-5 years	More than 5 years
Principal Repayment under the Credit Agreement*	$975.0	$68.8	$187.5	$718.7	$—
Repayment under Senior Notes**	$666.3	$23.8	$47.5	$47.5	$547.5

*The commitment amounts are exclusive of interest payments. Currently, the Company's long-term debt obligations carry an annual interest rate of 2.39% on $500.0 million, which has been fixed through the Company's interest rate swap agreements, and 2.06% on the remaining $475.0 million of its long-term debt obligations. The interest rate applicable to the Company's long-term debt may fluctuate in the future based on changes in the LIBOR rate. See Note 6 — Debt for further information on the terms of the Company's long-term debt obligations.

** Amounts reported include interest payments on the $500.0 million aggregate principal amount of the senior notes which carry an interest rate of 4.75%. Interest payments are due semi-annually on March 15 and September 15 of each year, beginning on September 15, 2014. See Note 6 — Debt for further information on the terms of the Company's long-term debt obligations.

Outstanding Securities

As of July 31, 2014, the Company had 207,415,969 common shares outstanding, 1,496,751 stock options outstanding, and 1,957,681 RSUs outstanding outstanding. The options are exercisable on a one-for-one basis into common shares. The outstanding RSUs are subject to time-based and performance-based vesting restrictions. The number of outstanding RSUs as of July 31, 2014 assumes the associated performance targets will be met at the maximum level for the performance-based RSUs. Upon vesting, the RSUs convert into common shares on a one-for-one basis.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk in the normal course of its business operations, primarily the risk of loss arising from adverse changes in interest rates. In addition, the Company is subject to interest rate risk related to approximately $475.0 million of the $975.0 million drawn under the Credit Agreement, as of June 30, 2014, as $500.0 million is not impacted due to the interest rate swap agreements the Company maintains which fix the interest rate on that portion of the Term Loan Facility. See Note 11 — Financial Instruments to the Company's unaudited consolidated financial statements included herein for additional information regarding the Company's interest rate swap agreements. As of June 30, 2014, assuming a hypothetical 1% fluctuation in the interest rate of the loan, the Company's pre-tax income would vary by approximately $4.8 million on an annual basis. Actual increases or decreases in earnings in the future could differ materially from this assumption based on the timing and amount of both interest rate changes and the levels of cash held by the Company. The interest rates applicable to borrowings under the Credit Agreement are based on a LIBOR-based floating rate and are described in more detail in Note 6 — Debt to the Company's unaudited consolidated financial statements included herein.

The Company is also subject to foreign exchange rate risk related to its operations in Canada, as disclosed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk - Foreign Exchange Rate Risk in the 2013 Annual Report on Form 10-K. In the three months ended June 30, 2014, there have been no material changes in the Company's foreign exchange rate risk as disclosed in its 2013 Annual Report on Form 10-K.

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

Management has taken steps to remediate the GITC material weakness, including enhancing its internal documentation and monitoring approach to ensure that all GITC procedures designed to restrict access to applications and data are operating in a manner in order to provide management with comfort that access is properly limited to the appropriate internal personnel and the ability to place program changes into production for such applications and data. Management began to implement these remedial steps during the first half of 2014 and expects that these steps will be substantially implemented and tested during the third quarter. of 2014 In accordance with the Company’s internal control compliance program, the material weakness designation cannot be closed until the remediation processes have been operational for a period of time and successfully tested. As a result, because of the GITC material weakness in internal control over financial reporting disclosed in our 2013 Form 10-K, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of June 30, 2014.

As a result of the material weakness identified, the Company assessed the material weakness's impact to the Company's consolidated financial statements to ensure they were prepared in accordance with generally accepted accounting principles and present fairly the Company's financial results of operation as of and for the three and six months ended June 30, 2014. Based on management's additional procedures and assessment, management concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material aspects, the Company's financial position, results of operations and cash flows for the periods presented.

Except as described above in regards to the remediation process, there were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the three and six month periods ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

For information on legal proceedings, refer to Note 10 —Commitments and Contingencies in the notes to the unaudited consolidated financial statements.

ITEM 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2013 includes a detailed discussion of certain material risk factors facing us. In the three and six months ended June 30, 2014, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None

ITEM 6.    Exhibits

Exhibit Number	Description of Document	Reference

10.1†	Catamaran Corporation Amended and Restated Incentive Plan, effective March 5, 2014	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 15, 2014.

10.2†	Catamaran Corporation Third Amended and Restated Long-Term Incentive Plan, effective March 5, 2014	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, (v) the Consolidated Statements of Shareholders' Equity for the six months ended June 30, 2014 and 2013, and (vi) the notes to the Unaudited Consolidated Financial Statements.
Filed herewith.

†	Indicates management contract or compensatory plan

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Catamaran Corporation
August 1, 2014	By:	/s/ Michael Shapiro
Michael Shapiro
Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document	Reference

10.1†	Catamaran Corporation Amended and Restated Incentive Plan, effective March 5, 2014	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 15, 2014.

10.2†	Catamaran Corporation Third Amended and Restated Long-Term Incentive Plan, effective March 5, 2014	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, (v) the Consolidated Statements of Shareholders' Equity for the six months ended June 30, 2014 and 2013, and (vi) the notes to the Unaudited Consolidated Financial Statements.
Filed herewith.

†	Indicates management contract or compensatory plan