Form 10-Q
period 2014-09-30
Catamaran Corp
filed 2014-10-31
CIK 1363851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2014, there were 207,484,514 of the Registrant’s common shares, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CATAMARAN CORPORATION
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$906,835	$387,241
Restricted cash	32,224	32,220
Accounts receivable, net of allowance for doubtful accounts of $3,937 (2013 — $5,860)	1,296,245	959,586
Rebates receivable	880,117	305,955
Other current assets	176,987	152,673
Total current assets	3,292,408	1,837,675
Property and equipment, net of accumulated depreciation of $142,152 (2013 — $103,858)	188,728	197,007
Goodwill	4,724,639	4,720,275
Other intangible assets, net of accumulated amortization of $523,462 (2013 — $363,546)	1,019,240	1,181,419
Other long-term assets	74,250	59,387
Total assets	$9,299,265	$7,995,763

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$1,105,771	$817,805
Accrued expenses and other current liabilities	313,398	254,100
Rebates payable	915,035	356,265
Current portion - long-term debt	75,000	50,000
Total current liabilities	2,409,204	1,478,170
Deferred income taxes	259,311	301,341
Long-term debt	1,362,202	1,215,363
Other long-term liabilities	97,336	89,391
Total liabilities	4,128,053	3,084,265
Commitments and contingencies (Note 10)
Shareholders’ equity
Common shares: no par value, unlimited shares authorized; 207,484,514 shares issued and outstanding at September 30, 2014 (December 31, 2013 — 206,305,070 shares)	4,264,444	4,215,291
Additional paid-in capital	65,953	77,790
Retained earnings	834,006	617,161
Accumulated other comprehensive loss	(1,452)	(1,752)
Total shareholders' equity	5,162,951	4,908,490
Non-controlling interest	8,261	3,008
Total equity	5,171,212	4,911,498
Total liabilities and equity	$9,299,265	$7,995,763

See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Revenue	$5,541,713	$3,614,148	$15,842,000	$10,251,295
Cost of revenue	5,190,165	3,326,360	14,845,976	9,450,546
Gross profit	351,548	287,788	996,024	800,749
Expenses:
Selling, general and administrative	131,897	110,454	389,048	310,839
Depreciation of property and equipment	19,442	9,979	44,904	24,887
Amortization of intangible assets	52,216	47,220	162,179	147,368
	203,555	167,653	596,131	483,094
Operating income	147,993	120,135	399,893	317,655
Interest and other expense, net	17,918	9,026	44,882	30,972
Income before income taxes	130,075	111,109	355,011	286,683
Income tax expense	33,763	27,981	95,113	75,616
Net income	96,312	83,128	$259,898	$211,067
Less: Net income attributable to non-controlling interest	14,344	10,190	43,053	23,303
Net income attributable to the Company	$81,968	$72,938	$216,845	$187,764
Earnings per share attributable to the Company:
Basic	$0.40	$0.35	$1.05	$0.91
Diluted	$0.39	$0.35	$1.05	$0.91
Weighted average number of shares used in computing earnings per share:
Basic	207,447,647	206,203,263	206,973,924	205,920,803
Diluted	207,875,252	206,824,618	207,470,739	206,636,923
See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net income	$96,312	$83,128	$259,898	$211,067
Other comprehensive income, net of tax
Unrealized income (loss) on cash flow hedge, net of income tax expense of $368 for the three and nine months ended September 30, 2013	382	(853)	300	194
Comprehensive income	96,694	82,275	260,198	$211,261
Less: Comprehensive income attributable to non-controlling interest	14,344	10,190	43,053	$23,303
Comprehensive income attributable to the Company	$82,350	$72,085	$217,145	$187,958
See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2014	2013
	(unaudited)
Cash flows from operating activities:
Net income	$259,898	$211,067
Items not involving cash:
Stock-based compensation	24,379	19,724
Depreciation of property and equipment	47,861	28,204
Amortization of intangible assets	162,179	147,368
Deferred lease inducements and rent	5,947	24,042
Deferred income taxes	(43,546)	(36,225)
Tax benefit on option exercises	(4,241)	(10,469)
Deferred financing cost amortization	7,126	6,999
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(336,629)	(119,630)
Rebates receivable	(574,416)	11,131
Restricted cash	(4)	199
Other current assets	(11,390)	8,036
Accounts payable	287,949	47,608
Accrued expenses and other current liabilities	48,531	(17,983)
Rebates payable	558,770	14,022
Other long-term assets and liabilities	(5,320)	1,760
Net cash provided by operating activities	427,094	335,853
Cash flows from investing activities:
Acquisition, net of cash acquired	(2,026)	(7,076)
Purchases of property and equipment	(46,209)	(93,272)
Proceeds from restricted cash	—	20,004
Net cash used by investing activities	(48,235)	(80,344)
Cash flows from financing activities:
Proceeds from issuance of debt	492,500	100,000
Repayment of long-term debt	(325,000)	(256,250)
Payment of financing costs	(1,963)	(2,347)
Proceeds from exercise of options	5,596	2,976
Proceeds from exercise of warrants	3,453	487
Tax benefit on option exercises	4,241	10,469
Payments of contingent consideration	—	(23,203)
Distributions to non-controlling interest	(37,800)	(22,115)
Other	(353)	—
Net cash provided (used) by financing activities	140,674	(189,983)
Effect of foreign exchange on cash balances	61	(75)
Increase in cash and cash equivalents	519,594	65,451
Cash and cash equivalents, beginning of period	387,241	370,776
Cash and cash equivalents, end of period	$906,835	$436,227

See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Equity
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest
	Shares	Amount					Total
Balance at December 31, 2013	206,305,070	$4,215,291	$77,790	$617,161	$(1,752)	$3,008	$4,911,498
Activity during the period (unaudited):
Net income	—	—	—	216,845	—	43,053	259,898
Exercise of stock options	294,358	7,950	(2,354)	—	—	—	5,596
Exercise of warrants	425,160	20,624	(17,171)	—	—	—	3,453
Vesting of restricted stock units	459,926	20,579	(20,579)	—	—	—	—
Tax benefit on options exercised	—	—	4,241	—	—	—	4,241
Stock-based compensation	—	—	24,379	—	—	—	24,379
Distributions to non-controlling interest	—	—	—	—	—	(37,800)	(37,800)
Other comprehensive income, net of tax	—	—	—	—	300	—	300
Other	—	—	(353)	—	—	—	(353)
Balance at September 30, 2014 (unaudited)	207,484,514	$4,264,444	$65,953	$834,006	$(1,452)	$8,261	$5,171,212

Balance at December 31, 2012	205,399,102	$4,180,778	$73,530	$354,991	$(2,191)	$2,753	$4,609,861
Activity during the period (unaudited):
Net income	—	—	—	187,764	—	23,303	211,067
Exercise of stock options	344,254	4,241	(1,265)	—	—	—	2,976
Exercise of warrants	60,000	2,910	(2,423)	—	—	—	487
Vesting of restricted stock units	494,964	27,210	(27,210)	—	—	—	—
Tax benefit on options exercised	—	—	10,469	—	—	—	10,469
Stock-based compensation	—	—	19,724	—	—	—	19,724
Distributions to non-controlling interest	—	—	—	—	—	(22,115)	(22,115)
Other comprehensive income, net of tax	—	—	—	—	194	—	194
Balance at September 30, 2013 (unaudited)	206,298,320	$4,215,139	$72,825	$542,755	$(1,997)	$3,941	$4,832,663
See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

Basis of presentation:
The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting on Form 10-Q, and following accounting policies consistent with the Company’s audited annual consolidated financial statements for the year ended December 31, 2013. The unaudited consolidated financial statements of the Company include its wholly-owned subsidiaries and all significant intercompany transactions and balances have been eliminated in consolidation. Amounts in the unaudited consolidated financial statements and notes thereto are expressed in U.S. dollars, except where indicated. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Certain reclassifications have been made to conform the prior year's consolidated financial statements to the current year's presentation. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014. As of the issuance date of the Company’s financial statements, the Company has assessed whether subsequent events have occurred that require adjustment to or disclosure in these unaudited consolidated financial statements in accordance with Financial Accounting Standards Board’s (“FASB”) guidance.
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

No other new accounting standards have been adopted during the three and nine months ended September 30, 2014.

b) Recent accounting standards issued

On May 28, 2014, the FASB issued Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

No other new standards have been issued during the three and nine months ended September 30, 2014 that the Company assessed to have a significant impact on its financial results or in the presentation and disclosure of its financial statements.

4. Business Combinations

Restat Acquisition

On October 1, 2013, the Company completed the acquisition of all of the outstanding equity interests of Restat, LLC ("Restat"), a privately-held PBM based in Milwaukee, Wisconsin, for a purchase price of $409.5 million in cash subject to certain customary post-closing adjustments. The purchase price was funded from the Company’s existing cash balance and $350.0 million in borrowings under a five-year senior secured revolving credit facility (the “Revolving Facility”). The acquisition provides the Company the opportunity to bring Catamaran's full-suite of technology and clinical services to Restat's clients, including mail and specialty pharmacy services. The results of Restat have been included in the Company's results since October 1, 2013.

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

The following summarizes the fair values assigned to the assets acquired and liabilities assumed at the acquisition date (in thousands):

	Initial Amounts Recognized at Acquisition Date (a)	Measurement Period Adjustments (b)	Current Amounts Recognized at Acquisition Date
Accounts receivable	$13,842	$—	$13,842
Rebates receivable	6,635	(254)	6,381
Other current assets	383	—	383
Total current assets	20,860	(254)	20,606
Property and equipment	1,263	—	1,263
Intangible assets	182,720	—	182,720
Goodwill	223,474	4,364	227,838
Total assets acquired	428,317	4,110	432,427
Accounts payable	22,370	—	22,370
Rebates payable	16,106	—	16,106
Accrued liabilities	7,231	—	7,231
Other long-term liabilities	—	2,084	2,084
Total liabilities assumed	45,707	2,084	47,791

Net assets acquired	$382,610	$2,026	$384,636

(a) As previously reported in the Company's Form 10-K for the period ended December 31, 2013.

(b) These measurement period adjustments were recorded through June 30, 2014 to reflect an additional $2.0 million paid to former Restat owners for working capital reconciliation as well as changes in the estimated fair values of the associated assets acquired and liabilities assumed based on factors existing as of the acquisition date.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three and nine months ended September 30, 2014, the Company recognized $8.7 million and $26.0 million, respectively, of amortization expense from intangible assets acquired in the Restat acquisition. Amortization associated with the Restat acquisition for the remainder of 2014 is expected to be $7.7 million.

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
Unaudited pro forma results of operations are as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Revenue	$3,830,243	$10,865,244
Gross profit	$312,863	$863,506
Net income attributable to the Company	$75,996	$199,003
Earnings per share attributable to the Company:
Basic	$0.37	$0.97
Diluted	$0.37	$0.96
Weighted average shares outstanding:
Basic	206,203,263	205,920,803
Diluted	206,824,618	206,636,923

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

Salveo Specialty Pharmacy Acquisition

Subsequent to the end of the current reporting period, on October 8, 2014, the Company announced the entry into a definitive purchase agreement to acquire all of the outstanding capital stock of Salveo Specialty Pharmacy, Inc. ("Salveo"), an independent specialty pharmacy platform with pharmacy locations in New York and California, for a purchase price of $260.0 million in cash, subject to certain customary post-closing adjustments. The acquisition provides the Company with the opportunity to expand its geographic footprint and therapy mix in the specialty pharmacy market. The acquisition is expected to be completed in the fourth quarter of 2014, subject to certain customary closing conditions. The initial accounting for this acquisition was incomplete at the time these financial statements were available for issuance as the acquisition has not closed.

5. Goodwill and Other Intangible Assets

Goodwill is reviewed for impairment annually or more frequently if impairment indicators arise. The Company allocates goodwill to both the PBM and HCIT segments. There were no impairments of goodwill during the three and nine months ended September 30, 2014 and 2013.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the carrying amounts of goodwill by reportable segment for the nine months ended September 30, 2014 are as follows (in thousands):

	PBM	HCIT	Total
Balance at December 31, 2013	$4,700,610	$19,665	$4,720,275
Measurement period adjustments (a)	2,338	—	2,338
Working capital adjustment (b)	2,026	—	2,026
Balance at September 30, 2014	$4,704,974	$19,665	$4,724,639

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

Definite-lived intangible assets are amortized over the useful lives of the related assets. The components of intangible assets were as follows (in thousands):

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,527,722	$514,204	$1,013,518	$1,528,475	$355,737	$1,172,738
Non-compete agreements	11,920	6,877	5,043	13,430	6,463	6,967
Other intangible assets	3,060	2,381	679	3,060	1,346	1,714
Total	$1,542,702	$523,462	$1,019,240	$1,544,965	$363,546	$1,181,419

Total amortization associated with intangible assets at September 30, 2014 is estimated to be $51.0 million for the remainder of 2014, $194.0 million in 2015, $166.7 million in 2016, $147.5 million in 2017, $137.2 million in 2018, $126.8 million in 2019 and $195.9 million in total for years after 2019.

6. Debt

The following table sets forth the components of the Company's long-term debt, net of unamortized debt discounts as of September 30, 2014 and December 31, 2013 (in thousands).

	September 30, 2014	December 31, 2013
Senior secured term loan facility due July 1, 2018 with an interest rate of 1.81% at September 30, 2014 and December 31, 2013.	$944,122	$965,363
Senior secured revolving credit facility due June 1, 2018 with an interest rate of 1.81% at September 30, 2014 and December 31, 2013.	—	300,000
4.75% Senior Notes due 2021	493,080	—
Less current maturities	(75,000)	(50,000)
Long-term debt	$1,362,202	$1,215,363

4.75% Senior Notes

In March 2014, the Company issued $500.0 million aggregate principal amount of 4.75% Senior Notes due 2021 (the “Senior Notes”). The Senior Notes mature on March 15, 2021 and bear interest at 4.75% per year. The Company will pay interest on the Senior Notes on March 15 and September 15 of each year, or the first business day thereafter if such date is not a business day. The Company made its first interest payment of $12.1 million in September 2014 on the Senior Notes. The Company received approximately $492.5 million in net proceeds from the Senior Note offering, after deducting $7.5 million in underwriting discounts. Additionally the Company incurred approximately $2.0 million in offering expenses. The Company used part of the net proceeds from this offering to repay $300.0 million of the Company's outstanding borrowings under the senior secured revolving credit facility (the "Revolving Facility"). The Company used the remainder of the net proceeds from this offering for general corporate purposes.

As discussed, in connection with the Senior Notes, the Company incurred approximately $7.5 million in underwriting debt discount and approximately $2.0 million in debt issuance costs. The $7.5 million debt discount incurred in connection with the Senior Notes is presented on the consolidated balance sheet as a reduction to long-term debt. The debt discount amounts are being amortized to interest expense over the life of the Senior Notes. The Company uses the straight-line method to amortize the debt discount amounts as it does not result in a materially

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

different amount of interest expense than the effective interest rate method. The $2.0 million in offering expenses incurred in connection with the issuance of the Senior Notes are presented on the consolidated balance sheet as other assets. The offering expenses are being amortized to interest expense over the life of the Senior Notes using the straight-line method. The amortization related to financing costs and debt discounts totaled $0.3 million and $0.7 million for the three and nine months ended September 30, 2014, respectively.

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

Certain Covenants and Events of Default

The indenture governing the Senior Notes includes certain restrictive covenants, including covenants that limit the Company's ability and the ability of its subsidiaries to, among other things, incur secured debt; enter into sale and leaseback transactions; and amalgamate, consolidate, merge or transfer substantially all of the Company's assets to another entity. The covenants are subject to a number of important exceptions and qualifications set forth in the indenture.

The indenture governing the Senior Notes provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the indenture and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the trustee or holders of at least 25% in aggregate principal amount of and accrued but unpaid interest on the then outstanding Senior Notes may declare the principal amount of all the Senior Notes to be due and payable immediately. As of September 30, 2014, the Company was in compliance with the covenants under the Senior Notes.

Senior Secured Credit Facility

The Company maintains a credit agreement (as amended and supplemented from time to time, the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMCB”), as administrative agent, and a syndicate of lenders in an aggregate principal amount of $1.8 billion. The Credit Agreement provides for (i) a five-year senior secured term loan facility in the amount of $1.0 billion (the “Term Loan Facility”) and (ii) a five-year Revolving Facility in the amount of $800.0 million.

The Company made a principal repayment of $12.5 million in July 2014 on the Term Loan facility leaving the Company with $962.5 million outstanding as of September 30, 2014. In March 2014 the Company used the proceeds from the offering of the Senior Notes (refer above for a detailed discussion) to repay $300.0 million of the outstanding borrowings under the Revolving Facility. As of September 30, 2014 the Company had approximately $800.0 million of available borrowing capacity under the Revolving Facility. The amortization related to financing costs and debt discounts associated with the Credit Agreement totaled $2.1 million for the three months ended September 30, 2014 and September 30, 2013, respectively. The amortization related to financing costs and debt discounts associated with the Credit Agreement totaled $6.4 million and $7.0 million for the nine months ended September 30, 2014 and September 30, 2013, respectively.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest and Fees

The interest rates applicable to the Term Loan Facility and the Revolving Facility are based on a fluctuating rate of interest measured by reference to either, at the Company’s option, (a) an adjusted London Interbank Offered Rate (adjusted for maximum reserves) (“LIBOR”), plus an applicable margin or (b) an alternative base rate (which is the greatest of (i) the prime rate, (ii) the Federal Funds rate plus 0.5% and (iii) one-month LIBOR plus 1.0%), plus an applicable margin. The applicable margin, in each case, is adjusted from time to time based on the Company’s consolidated leverage ratio as of the last day of each fiscal quarter. The applicable margin for all borrowings is 0.625% per annum with respect to base rate borrowings and 1.625% per annum with respect to LIBOR borrowings. The Company intends to continue to elect the LIBOR rate as it has previously done during the term of the Credit Agreement. This resulted in an applicable interest rate of 1.81% at September 30, 2014 for both the Term Loan Facility and the Revolving Facility. See Note 11 — Financial Instruments for information on the Company's interest rate swap agreements. In addition to paying interest on outstanding principal under the Credit Agreement, the Company is required to pay a commitment fee to the lenders in respect of the unutilized commitments under the Credit Agreement at a fluctuating rate based on the Company’s leverage ratio.

Certain Covenants and Events of Default

The Credit Agreement contains a number of covenants that require the Company to maintain certain financial ratios, meet customary reporting requirements and restrict, with certain exceptions, transactions the Company or its subsidiaries may enter into, in each case as described further in the Company's 2013 Annual Report on Form 10-K. As of September 30, 2014, the Company was in compliance with the covenants of the Credit Agreement.

Maturity

Principal amounts outstanding under the Revolving Facility are due and payable in full on June 1, 2018. Principal repayments on the Term Loan Facility will be due as follows (in thousands):

Year	Amount due
2014	$25,000
2015	68,750
2016	93,750
2017	118,750
2018	656,250
Total	$962,500

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

The carrying value of the Company's debt at September 30, 2014 approximates its fair value.

7. Stock-Based Compensation

During the three months ended September 30, 2014 and 2013, the Company recorded stock-based compensation expense of $9.0 million and $6.6 million, respectively. During the nine months ended September 30, 2014 and 2013, the Company recorded stock-based compensation expense of $24.4 million and $19.7 million, respectively. There were 4,795,247 and 698,715 stock-based awards available for grant under the Long-Term Incentive Plan ("LTIP") and the plans assumed in connection with the merger with Catalyst Health Solutions, Inc. ("Assumed Plans"), respectively, as of September 30, 2014.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(i) Stock options

The Black-Scholes option-pricing model was used to estimate the fair value of the stock options issued in each period at the grant date. Below is a summary of options granted and the assumptions utilized to derive fair value of the stock options under the Black-Scholes option-pricing model:

	Nine Months Ended September 30,
	2014	2013
Total stock options granted	432,586	367,195
Volatility	37.7% - 39.2%	41.8% - 45.4%
Risk-free interest rate	1.54% - 1.73%	0.81% - 1.74%
Expected life (in years)	4.5	4.5
Dividend yield	—	—
Weighted-average grant date fair value	$15.47	$21.44

The table below summarizes the stock options outstanding as of September 30, 2014 under both plans.

	Options Outstanding	Weighted Average Exercise Price	Unrecognized Compensation Cost	Weighted Average Period
			(in thousands)
LTIP	1,320,587	$36.21	$9,353	2.56
Assumed Plans	146,464	$46.78	$1,845	3.26

(ii) Restricted stock units

During the three and nine months ended September 30, 2014, the Company granted time-based RSUs and performance-based RSUs to its employees and non-employee directors under both the LTIP and the Assumed Plans. Time-based RSUs either vest on a straight-line basis over a range of two to four years, or cliff vest after a three to four year period. Performance-based RSUs cliff vest based upon reaching agreed upon three-year performance conditions. The number of outstanding performance-based RSUs as of September 30, 2014 stated below assumes the associated performance targets will be met at the maximum level.

The table below summarizes the number of time-based and performance-based RSUs that were granted and outstanding under both plans for the nine months ended September 30, 2014:

	LTIP Plan			Assumed Plans
	Number of Restricted Stock Units			Number of Restricted Stock Units
	Time-Based	Performance - Based	Weighted Average Grant Date Fair Value Per Unit	Time-Based	Performance - Based	Weighted Average Grant Date Fair Value Per Unit
Granted	300,899	392,388	$44.83	155,615	91,516	$44.41
Outstanding	723,933	830,880	$44.65	263,538	86,948	$46.65

The table below summarizes the unrecognized compensation cost related to the outstanding RSUs at September 30, 2014.

	Unrecognized Compensation Cost	Weighted Average Period
	(in thousands)
LTIP	$40,561	2.18
Assumed Plans	$13,369	2.74

(iii) Warrants

On July 2, 2012, the Company issued 66.8 million common shares and 0.5 million warrants in connection with the Company's merger with Catalyst Health Solutions, Inc. As of December 31, 2013, 425,160 of the warrants issued were outstanding. In June 2014, all of the outstanding warrants were exercised carrying a weighted average exercise price of $8.12. As of September 30, 2014, there were no warrants outstanding.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Segment Information

The Company reports in two operating segments: PBM and HCIT. The Company evaluates segment performance based upon revenue and gross profit. Financial information by segment is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
PBM:
Revenue	$5,505,087	$3,578,767	$15,734,424	$10,142,515
Cost of revenue	5,174,185	3,310,636	14,796,748	9,399,949
Gross profit	330,902	268,131	937,676	742,566
Total assets at September 30	8,822,942	7,115,563	8,822,942	7,115,563
HCIT:
Revenue	36,626	35,381	107,576	108,780
Cost of revenue	15,980	15,724	49,228	50,597
Gross profit	20,646	$19,657	58,348	58,183
Total assets at September 30	476,323	377,323	476,323	377,323
Consolidated:
Revenue	5,541,713	3,614,148	15,842,000	10,251,295
Cost of revenue	5,190,165	3,326,360	14,845,976	9,450,546
Gross profit	351,548	287,788	996,024	800,749
Total assets at September 30	$9,299,265	$7,492,886	$9,299,265	$7,492,886

9. Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2014 and 2013 was 26.0% and 25.2%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2014 and 2013 was 26.8% and 26.4%, respectively. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions including Canada. With a few exceptions, the Company is no longer subject to tax examinations by tax authorities for years prior to 2007.

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

In order to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rates used in the Credit Agreement, the Company entered into a 3-year interest rate swap agreement with a total notional amount of $500 million. The swap agreement fixed the variable LIBOR rate on the Company's Term Loan Facility to 0.52%, resulting in a current effective rate as of September 30, 2014 of 2.14% after taking into account the 1.63% margin per the Credit Agreement, as amended. Under the interest rate swap, the Company

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent to fixed-rate debt with respect to the notional amount of such swap agreements. This interest rate contract derivative instrument was designated as a cash flow hedge upon inception in August 2012 and it expires in August 2015.

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

The fair value of the interest rate swap liability as of September 30, 2014 was $1.4 million. Interest expense for the three and nine months ended September 30, 2014 includes $0.4 million and $1.2 million, respectively, of expense reclassified from other comprehensive income into current earnings. Interest expense for the three and nine months ended September 30, 2013 includes $0.4 million and $1.1 million, respectively, of expense reclassified from other comprehensive income into current earnings. As of September 30, 2014, approximately $1.4 million of deferred expenses related to the derivative instruments accumulated in other comprehensive income is expected to be reclassified as interest expense during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions and assumes the current LIBOR rate will remain consistent. Fluctuations in the market LIBOR rate will have an impact on the amount of expense reclassified from accumulated other comprehensive income to interest expense, as well as the overall fair value of the derivative instrument.

12. Fair Value

Fair value measurement guidance defines a three-level hierarchy to prioritize the inputs to valuation techniques used to measure fair value into three broad levels, with Level 1 considered the most reliable. During the three and nine months ended September 30, 2014, there were no movements of fair value measurements between Levels 1, 2 and 3. For assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets, the table below categorizes fair value measurements across the three levels as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent purchase price consideration	$—	$—	$20,000	$20,000
Derivative	$—	$1,401	$—	$1,401

	December 31, 2013
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Contingent purchase price consideration	$—	$—	$19,954	$19,954
Derivative	$—	$1,719	$—	$1,719

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
Contingent purchase price consideration
The contingent purchase price consideration liability reflects the fair values of potential future payments related to certain legacy acquisitions. The potential future payments are contingent upon the acquired entities meeting certain revenue, gross margin and client retention milestones. As of September 30, 2014, the fair value of the contingent purchase price consideration was $20.0 million and was recorded as accrued expenses and other current liabilities in the consolidated balance sheet.
As the fair value measurement for the contingent consideration is based on inputs not observed in the market, this measurement is classified as Level 3 measurements as defined by fair value measurements guidance.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives
Derivative liabilities relate to the interest rate swap agreement (refer to Note 11 — Financial Instruments for further information), which had a fair value of $1.4 million as of September 30, 2014. As the fair value measurement for the derivative instrument is based on quoted prices from a financial institution, this measurement is classified as Level 2 measurement as defined by fair value measurements guidance.

13. Earnings Per Share

The Company calculates basic EPS using the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the same method as basic EPS, but the Company adds the number of additional common shares that would have been outstanding for the period if the potential dilutive common shares had been issued. The following is the reconciliation between the number of weighted average shares used in the basic and diluted EPS calculations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average number of shares used in computing basic EPS	207,447,647	206,203,263	206,973,924	205,920,803
Add dilutive common stock equivalents:
Outstanding stock options and restricted stock units (a)	427,605	621,355	496,815	716,120
Weighted average number of shares used in computing diluted EPS	207,875,252	206,824,618	207,470,739	206,636,923

(a) Excludes 1,472,098 and 746,691 common stock equivalents for the three months ended September 30, 2014 and 2013 because their effect was anti-dilutive. Excludes 1,322,745 and 633,407 common stock equivalents for the nine months ended September 30, 2014 and 2013 because their effect was anti-dilutive.

14. Concentration Risk

For the three months ended September 30, 2014 and 2013, one client accounted for 34% and 19% of total revenues, respectively. For the nine months ended September 30, 2014 and 2013, one client accounted for 33% and 19% of total revenues, respectively.

At September 30, 2014, one client accounted for 19% of the outstanding accounts receivable balance. At December 31, 2013, one client accounted for 15% of the outstanding accounts receivable balance.

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

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CATAMARAN CORPORATION
Condensed Consolidated Balance Sheets
September 30, 2014
(in thousands)

	Catamaran Corporation	Guarantors	Non-Guarantors	Consolidations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$238,095	$605,182	$63,558	$—	$906,835
Restricted cash	—	27,388	4,836	—	32,224
Accounts receivable, net	275	1,288,324	94,432	(86,786)	1,296,245
Rebates receivable	10,698	868,643	144,499	(143,723)	880,117
Other current assets	134	129,285	47,568	—	176,987
Intercompany receivable	235,851	—	—	(235,851)	—
Total current assets	485,053	2,918,822	354,893	(466,360)	3,292,408
Property and equipment, net	95	147,633	41,000	—	188,728
Goodwill	—	4,641,174	83,465	—	4,724,639
Other intangible assets, net	—	1,002,933	16,307	—	1,019,240
Investment in subsidiaries	6,105,884	142,927	37,072	(6,285,883)	—
Other long-term assets	14,858	44,400	21,884	(6,892)	74,250
Total assets	$6,605,890	$8,897,889	$554,621	$(6,759,135)	$9,299,265
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$—	$1,134,918	$97,220	$(126,367)	$1,105,771
Accrued expenses and other current liabilities	4,336	284,510	31,097	(6,545)	313,398
Rebates payable	—	1,005,692	53,066	(143,723)	915,035
Current portion - long-term debt	75,000	—	—	—	75,000
Intercompany payable	—	146,870	12,350	(159,220)	—
Total current liabilities	79,336	2,571,990	193,733	(435,855)	2,409,204
Deferred income taxes	—	254,009	5,302	—	259,311
Long-term debt	1,362,202	—	—	—	1,362,202
Other long-term liabilities	1,401	70,611	25,324	—	97,336
Total liabilities	1,442,939	2,896,610	224,359	(435,855)	4,128,053
Commitments and contingencies (Note 10)
Shareholders’ equity
Total shareholders' equity	5,162,951	6,001,279	329,017	(6,330,296)	5,162,951
Non-controlling interest	—	—	1,245	7,016	8,261
Total equity	5,162,951	6,001,279	330,262	(6,323,280)	5,171,212
Total liabilities and equity	$6,605,890	$8,897,889	$554,621	$(6,759,135)	$9,299,265

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

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CATAMARAN CORPORATION
Condensed Consolidated Statements of Operations
Three Months ended September 30, 2014
(in thousands)

	Catamaran Corporation	Guarantors	Non-Guarantors	Consolidations	Consolidated

Revenue	$9,891	$5,164,201	$982,885	$(615,264)	$5,541,713
Cost of revenue	8,669	4,886,560	910,200	(615,264)	5,190,165
Gross profit	1,222	277,641	72,685	—	351,548
Expenses:
Selling, general and administrative	801	103,590	27,506	—	131,897
Depreciation of property and equipment	6	17,970	1,466	—	19,442
Amortization of intangible assets	—	50,596	1,620	—	52,216
	807	172,156	30,592	—	203,555
Operating income	415	105,485	42,093	—	147,993
Interest and other expense, net	14,054	3,021	843	—	17,918
Equity (income) in subsidiaries	(95,608)	(15,769)	—	111,377	—
Income before income taxes	81,969	118,233	41,250	(111,377)	130,075
Income tax expense	—	22,625	11,138	—	33,763
Net income	81,969	95,608	30,112	(111,377)	96,312
Less net income attributable to non-controlling interest	—	—	—	14,344	14,344
Net income attributable to the Company	$81,969	$95,608	$30,112	$(125,721)	$81,968

CATAMARAN CORPORATION
Condensed Consolidated Statements of Operations
Three Months ended September 30, 2013
(in thousands)

	Catamaran Corporation	Guarantors	Non-Guarantors	Consolidations	Consolidated

Revenue	$8,635	$3,272,637	$517,576	$(184,700)	$3,614,148
Cost of revenue	7,765	3,040,815	462,480	(184,700)	3,326,360
Gross profit	870	231,822	55,096	—	287,788
Expenses:
Selling, general and administrative	253	89,938	20,263	—	110,454
Depreciation of property and equipment	6	9,274	699	—	9,979
Amortization of intangible assets	—	45,477	1,743	—	47,220
	259	144,689	22,705	—	167,653
Operating income	611	87,133	32,391	—	120,135
Interest and other expense, net	7,873	724	429	—	9,026
Equity (income) in subsidiaries	(80,200)	(11,544)	—	91,744	—
Income before income taxes	72,938	97,953	31,962	(91,744)	111,109
Income tax expense	—	17,753	10,228	—	27,981
Net income	72,938	80,200	21,734	(91,744)	83,128
Less net income attributable to non-controlling interest	—	—	—	10,190	10,190
Net income attributable to the Company	$72,938	$80,200	$21,734	$(101,934)	$72,938

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CATAMARAN CORPORATION
Condensed Consolidated Statements of Operations
Nine Months ended September 30, 2014
(in thousands)

	Catamaran Corporation	Guarantors	Non-Guarantors	Consolidations	Consolidated

Revenue	$29,581	$15,050,082	$2,423,698	$(1,661,361)	$15,842,000
Cost of revenue	25,670	14,273,762	2,207,905	(1,661,361)	14,845,976
Gross profit	3,911	776,320	215,793	—	996,024
Expenses:
Selling, general and administrative	1,934	302,454	84,660	—	389,048
Depreciation of property and equipment	23	40,946	3,935	—	44,904
Amortization of intangible assets	—	157,273	4,906	—	162,179
	1,957	500,673	93,501	—	596,131
Operating income	1,954	275,647	122,292	—	399,893
Interest and other expense, net	38,132	4,663	2,087	—	44,882
Equity (income) in subsidiaries	(253,023)	(44,697)	—	297,720	—
Income before income taxes	216,845	315,681	120,205	(297,720)	355,011
Income tax expense	—	62,658	32,455	—	95,113
Net income	216,845	253,023	87,750	(297,720)	259,898
Less net income attributable to non-controlling interest	—	—	—	43,053	43,053
Net income attributable to the Company	$216,845	$253,023	$87,750	$(340,773)	$216,845

CATAMARAN CORPORATION
Condensed Consolidated Statements of Operations
Nine Months ended September 30, 2013
(in thousands)

	Catamaran Corporation	Guarantors	Non-Guarantors	Consolidations	Consolidated

Revenue	$25,273	$9,244,324	$1,485,165	$(503,467)	$10,251,295
Cost of revenue	22,458	8,603,084	1,328,471	(503,467)	9,450,546
Gross profit	2,815	641,240	156,694	—	800,749
Expenses:
Selling, general and administrative	761	252,671	57,407	—	310,839
Depreciation of property and equipment	21	22,774	2,092	—	24,887
Amortization of intangible assets	—	142,321	5,047	—	147,368
	782	417,766	64,546	—	483,094
Operating income	2,033	223,474	92,148	—	317,655
Interest and other expense, net	27,334	2,243	1,395	—	30,972
Equity (income) in subsidiaries	(213,065)	(38,409)	—	251,474	—
Income before income taxes	187,764	259,640	90,753	(251,474)	286,683
Income tax expense	—	46,575	29,041	—	75,616
Net income	187,764	213,065	61,712	(251,474)	211,067
Less net income attributable to non-controlling interest	—	—	—	23,303	23,303
Net income attributable to the Company	$187,764	$213,065	$61,712	$(274,777)	$187,764

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CATAMARAN CORPORATION
Condensed Consolidated Statements of Cash Flows
Nine Months ended September 30, 2014
(in thousands)

	Catamaran Corporation	Guarantors	Non-Guarantors	Consolidations	Consolidated
Cash flows from operating activities:
Net cash provided (used) by operating activities	$238,031	$453,497	$94,441	$(358,875)	$427,094
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(2,026)	—	—	(2,026)
Purchases of property and equipment	(49)	(28,352)	(17,808)	—	(46,209)
Net cash used by investing activities	(49)	(30,378)	(17,808)	—	(48,235)
Cash flows from financing activities:
Proceeds from issuance of debt	492,500	—	—	—	492,500
Repayment of long-term debt	(325,000)	—	—	—	(325,000)
Payment of financing costs	(1,963)	—	—	—	(1,963)
Proceeds from exercise of options	7,950	(2,329)	(25)	—	5,596
Proceeds from exercise of warrants	3,453	—	—	—	3,453
Tax benefit on option exercises	—	4,204	37	—	4,241
Net transactions with parent and affiliates	(212,419)	(150,501)	(33,755)	396,675	—
Distributions to non-controlling interest	—	—	—	(37,800)	(37,800)
Proceeds from restricted stock	20,441	(19,847)	(594)	—	—
Other	—	(353)	—	—	(353)
Net cash provided (used) by financing activities	(15,038)	(168,826)	(34,337)	358,875	140,674
Effect of foreign exchange on cash balances	61	—	—	—	61
Change in cash and cash equivalents	223,005	254,293	42,296	—	519,594
Cash and cash equivalents, beginning of period	15,090	350,889	21,262	—	387,241
Cash and cash equivalents, end of period	$238,095	$605,182	$63,558	$—	$906,835

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CATAMARAN CORPORATION
Condensed Consolidated Statements of Cash Flows
Nine Months ended September 30, 2013
(in thousands)

	Catamaran Corporation	Guarantors	Non-Guarantors	Consolidations	Consolidated
Cash flows from operating activities:
Net cash provided (used) by operating activities	$132,146	$484,989	$(23,116)	$(258,166)	$335,853
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(7,076)	—	(7,076)
Purchases of property and equipment	(8)	(90,158)	(3,106)	—	(93,272)
Proceeds from restricted cash	—	20,004	—	—	20,004
Net cash used by investing activities	(8)	(70,154)	(10,182)	—	(80,344)
Cash flows from financing activities:
Proceeds from issuance of debt	100,000	—	—	—	100,000
Repayment of long-term debt	(256,250)	—	—	—	(256,250)
Payment of financing costs	(2,347)	—	—	—	(2,347)
Proceeds from exercise of options	4,224	(1,238)	(10)	—	2,976
Proceeds from exercise of warrants	487	—	—	—	487
Tax benefit on option exercises	—	10,462	7	—	10,469
Payments of contingent consideration	—	(18,338)	(4,865)	—	(23,203)
Net transactions with parent and affiliates	(23,293)	(292,700)	35,712	280,281	—
Distributions to non-controlling interest	—	—	—	(22,115)	(22,115)
Proceeds from restricted stock	26,975	(26,259)	(716)	—	—
Net cash (used) provided by financing activities	(150,204)	(328,073)	30,128	258,166	(189,983)
Effect of foreign exchange on cash balances	(75)	—	—	—	(75)
Change in cash and cash equivalents	(18,141)	86,762	(3,170)	—	65,451
Cash and cash equivalents, beginning of period	33,603	303,833	33,340	—	370,776
Cash and cash equivalents, end of period	$15,462	$390,595	$30,170	$—	$436,227

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Lease Exit Costs

In September 2014, the Company executed a plan to exit the space it had leased in Bannockburn, IL. As a result of this exit, the Company recorded a charge and corresponding lease loss accrual equal to the present value of the amount by which the net future lease obligations exceed the remaining rent-related deferred balances. As a result, during the three and nine month periods ended September 30, 2014, the Company recorded approximately $5.5 million of lease loss expense in SG&A expense in the consolidated statements of operations. As of September 30, 2014, the Company had a lease loss accrual of approximately $5.5 million, which is included in accrued expenses and other current liabilities in the consolidated balance sheets. The exit from the space in Bannockburn, IL did not involve any employee termination costs.

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

Caution Concerning Forward-Looking Statements

Certain statements included in this MD&A and elsewhere in this report, including those that express management's objectives and the strategies to achieve those objectives, as well as information with respect to the Company's beliefs, plans, expectations, anticipations, estimates and intentions, constitute “forward-looking statements” within the meaning of applicable securities laws. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management at this time, are inherently subject to significant business, economic and competitive uncertainties and contingencies. We caution that such forward-looking statements involve known and unknown risks, uncertainties and other risks that may cause our actual financial results, performance, or achievements to be materially different from our estimated future results, performance or achievements expressed or implied by those forward-looking statements. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including without limitation, our ability to achieve increased market acceptance for our product offerings and penetrate new markets; our ability to compete successfully; our dependence on, and ability to retain, key customers; customer demands for enhanced services levels or loss or unfavorable modification with our customers; the risks and challenges associated with our PBM partnering agreement with Cigna Corporation due to the size of the client and the complexity and long-term nature of the agreement; consolidation in the healthcare industry; our ability to identify and complete acquisitions, manage our growth, integrate acquisitions and achieve expected synergies from acquisitions; changes in industry pricing benchmarks and continuing market and economic challenges; our ability to maintain our relationships with pharmacy providers, pharmaceutical manufacturers, third-party rebate administrators and suppliers; compliance with existing laws, regulations and industry initiatives and future change in laws or regulations in the healthcare industry; our ability to maintain our relationships with suppliers; the outcome of any legal or tax proceeding that has been or may be instituted against us; the existence of undetected errors or similar problems in our software products; potential liability for the use of incorrect or incomplete data; interruption of our operations due to outside sources and breach of our security by third parties; our dependence on the expertise of our senior management and other personnel; maintaining our intellectual property rights and litigation involving intellectual property rights; our ability to obtain, use or successfully integrate third-party licensed technology; our ability to accurately forecast our financial results; our level of indebtedness and the covenants and restrictions in the agreements governing our outstanding indebtedness; our access to sufficient capital to fund our future requirements; potential write-offs of goodwill or other intangible assets; and the material weakness identified in our internal control over financial reporting. This foregoing list of factors is not exhaustive and is subject to change and there can be no assurance that such assumptions will reflect the actual outcome of such items or factors. Other factors that should be considered are discussed from time to time in Catamaran's filings with the U.S. Securities and Exchange Commission, including the risks and uncertainties discussed under the captions “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K and subsequent filings with the U.S. Securities and Exchange Commission, which are available at www.sec.gov.

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

THE FORWARD-LOOKING INFORMATION CONTAINED IN THIS MD&A AND ELSEWHERE IN THIS REPORT REPRESENTS THE COMPANY'S CURRENT EXPECTATIONS AND, ACCORDINGLY, IS SUBJECT TO CHANGE. HOWEVER, THE COMPANY EXPRESSLY DISCLAIMS ANY INTENTION OR OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING INFORMATION, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS REQUIRED BY APPLICABLE LAW.

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

Under the Company’s customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants. As such, the Company does not include participant co-payments paid to non-Company owned pharmacies in revenue or cost of revenue. During the three months ended September 30, 2014 and 2013, pharmacies, excluding the Company's internally owned mail and specialty pharmacy locations, collected approximately $1.0 billion and $0.6 billion, respectively, in co-payments from the participants. During the nine months ended September 30, 2014 and 2013, pharmacies, excluding the Company's internally owned mail and specialty pharmacy locations, collected approximately $3.1 billion and $2.0 billion, respectively, in co-payments from the participants. If we had included these co-payments collected at non-Company owned pharmacies in our reported revenue and cost of goods sold, our operating and net income would not have been affected.

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

Selected Trends and Highlights for the Three and Nine Months Ended September 30, 2014 and 2013

Business trends

Our results for the three and nine months ended September 30, 2014 reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics and low-cost brands, as well as our mail and specialty pharmacies. The ramp-up of the Cigna contract implementation, continued integration of Restat, increased mail and specialty volumes and new client implementations during 2014 have driven the overall growth in our revenue as well as overall operating results. We also continue to benefit from better management of drug ingredient costs through increased competition among generic manufacturers. The average generic dispensing rate (GDR) or the number of generic prescriptions as a percentage of the total number of prescriptions dispensed for our PBM clients for the three and nine months ended September 30, 2014 increased from the same periods in 2013. These increases were achieved through a broad range of plan design solutions, helped considerably by a continuing wave of major generic releases. This trend is expected to continue throughout 2014. These positive trends have helped offset the negative impact of various marketplace forces affecting pricing and plan structure, among other items, and thus continue to generate improvements in our results of operations. Additionally, as the regulatory environment evolves, we will continue to make significant investments in our systems and product offerings in order to provide compliance solutions to our clients.

Financial results

•
Total revenue for the three months ended September 30, 2014 increased $1.9 billion or 53.3% to $5.5 billion, as compared to $3.6 billion for the same period in 2013. Total revenue for the nine months ended September 30, 2014 increased $5.6 billion or 54.5% to $15.8 billion, as compared to $10.3 billion for the same period in 2013.

•
Adjusted prescription claim volume increased 45.3% to 101.0 million for the third quarter of 2014, as compared to 69.5 million for the third quarter of 2013. Adjusted prescription claim volume increased 48.2% to 302.2 million for the nine months ended September 30, 2014, as compared to 203.9 million for the same period in 2013. Adjusted prescription claim volume equals the Company's retail and specialty prescriptions, plus mail pharmacy prescriptions multiplied by three. The mail pharmacy prescriptions are multiplied by three to adjust for the fact that they typically include approximately three times the amount of product days supplied compared with retail and specialty prescriptions.

•
Gross profit for the three months ended September 30, 2014 increased $63.8 million or 22.2% to $351.5 million, as compared to $287.8 million for the same period in 2013. Gross profit for the nine months ended September 30, 2014 increased $195.3 million or 24.4% to $996.0 million, as compared to $800.7 million for the same period in 2013.

•
Operating income increased $27.9 million, or 23.2%, for the three months ended September 30, 2014, to $148.0 million, as compared to $120.1 million for the same period in 2013. Operating income increased $82.2 million, or 25.9%, for the nine months ended September 30, 2014, to $399.9 million, as compared to $317.7 million for the same period in 2013.

•
Net income attributable to the Company increased $9.0 million or 12.4% to $82.0 million for the three months ended September 30, 2014, as compared to $72.9 million for the same period in 2013. Net income attributable to the Company increased $29.1 million or 15.5% to $216.8 million for the nine months ended September 30, 2014, as compared to $187.8 million for the same period in 2013.

•
Earnings per share (fully-diluted) attributable to the Company increased $0.04 or 11.4% to $0.39 in the three months ended September 30, 2014, as compared to $0.35 per share (fully-diluted) for the same period in 2013. Earnings per share (fully-diluted) attributable to the Company increased $0.14 or 15.4% to $1.05 in the nine months ended September 30, 2014, as compared to $0.91 per share (fully-diluted) for the same period in 2013.

•	Cash flow from operations increased $91.2 million or 27.2% to $427.1 million in the nine months ended September 30, 2014, as compared to $335.9 million for the same period in 2013.

Business combinations

On October 8, 2014, the Company announced the entry into a definitive purchase agreement to acquire all of the outstanding capital stock of Salveo, an independent specialty pharmacy platform with pharmacy locations in New York and California, for a purchase price of $260.0 million in cash, subject to certain customary post-closing adjustments. The acquisition provides the Company with the opportunity to expand its geographic footprint and therapy mix in the specialty pharmacy market. The acquisition is expected to be completed in the fourth quarter of 2014, subject to certain customary closing conditions.

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

Recent developments

In March 2014, the Company issued $500.0 million aggregate principal amount of 4.75% Senior Notes due 2021. The Company used the net proceeds from this offering to repay $300.0 million of the Company's outstanding borrowings under the Revolving Facility leaving the Company with approximately $800.0 million of available borrowing capacity under the Revolving Facility as of September 30, 2014. The Company used the remainder of the net proceeds from this offering for general corporate purposes.

Results of Operations

Three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2014	2013	2014	2013
Revenue	$5,541,713	$3,614,148	$15,842,000	$10,251,295
Cost of revenue	5,190,165	3,326,360	14,845,976	9,450,546
Gross profit	351,548	287,788	996,024	800,749
SG&A	131,897	110,454	389,048	310,839
Depreciation of property and equipment	19,442	9,979	44,904	24,887
Amortization of intangible assets	52,216	47,220	162,179	147,368
Operating income	147,993	120,135	399,893	317,655
Interest and other expense, net	17,918	9,026	44,882	30,972
Income before income taxes	130,075	111,109	355,011	286,683
Income tax expense	33,763	27,981	95,113	75,616
Net income	96,312	83,128	259,898	211,067
Less: Net loss attributable to non-controlling interest	14,344	10,190	43,053	23,303
Net income attributable to the Company	$81,968	$72,938	$216,845	$187,764
Diluted earnings per share	$0.39	$0.35	$1.05	$0.91

Revenue

Revenue increased $1.9 billion, or 53.3%, to $5.5 billion for the three months ended September 30, 2014, as compared to $3.6 billion for the three months ended September 30, 2013. Revenue increased $5.6 billion, or 54.5%, to $15.8 billion for the nine months ended September 30, 2014, as compared to $10.3 billion for the nine months ended September 30, 2013. Revenues increased during both periods primarily as a result of an increase in the adjusted prescription claim volume of 45.3% and 48.2% to 101.0 million and 302.2 million for the three and nine months, respectively, ended September 30, 2014. The increases in claim volume in both periods are mainly due to organic growth added through new customer implementations including the continued implementation of the Cigna contract as well as additional claim volume related to the Restat acquisition. Additionally, revenue per prescription claim has increased in both periods as a result of increased specialty claim volume, which has a higher revenue per prescription claim rate, as compared to the Company's general book of business.

Cost of Revenue

Cost of revenue increased $1.9 billion, or 56.0%, to $5.2 billion for the three months ended September 30, 2014, compared to $3.3 billion for the three months ended September 30, 2013. Cost of revenue increased $5.4 billion, or 57.1%, to $14.8 billion for the nine months ended September 30, 2014 compared to $9.5 billion for the nine months ended September 30, 2013.The increases for both periods are in line with the increases in revenues and are primarily due to increased PBM transaction volumes in 2014 as noted above in the revenue discussion. During the three and nine months ended September 30, 2014, the cost of prescriptions dispensed from the Company's PBM segment accounted for 98.3% and 98.2% of the cost of revenue, respectively. The cost of prescriptions dispensed is substantially comprised of the actual cost of the prescription drugs sold, plus any applicable shipping or dispensing costs.

Gross Profit

Gross profit increased $63.8 million, or 22.2%, to $351.5 million for the three months ended September 30, 2014 as compared to $287.8 million for the same period in 2013. Gross profit increased $195.3 million, or 24.4%, to $996.0 million for the nine months ended September 30, 2014, as compared to $800.7 million for the same period in 2013. The increases during both periods are mostly due to the successful implementation of new customer contracts in 2014, including the continued implementation of the Cigna contract. Gross profit decreased from 8.0% of revenue to 6.3% of revenue during the three months ended September 30, 2014, as compared to the same period in 2013. Gross profit decreased from 7.8% of revenue to 6.3% of revenue during the nine months ended September 30, 2014, as compared to the same period in 2013. The decreases for both periods are mainly due to Cigna transactions carrying a significantly lower gross profit percentage, as compared to the historical PBM business and comprising a larger proportion of revenue.

SG&A Costs

SG&A costs for the three months ended September 30, 2014 were $131.9 million, as compared to $110.5 million for the three months ended September 30, 2013, an increase of $21.4 million, or 19.4%. SG&A costs for the nine months ended September 30, 2014 were $389.0 million, as compared to $310.8 million for the nine months ended September 30, 2013, an increase of $78.2 million, or 25.2%. These increases are mainly due to the addition of operating costs related to the Company's acquisition of Restat that were not present during the three and nine months ended

September 30, 2013, as well as additional resources added to support the implementation of the Cigna contract and overall growth of the PBM segment. SG&A costs consist primarily of employee costs in addition to professional services costs, facilities and costs not related to revenue. In addition, SG&A costs include stock-based compensation cost of $8.5 million and $6.2 million for the three months ended September 30, 2014 and September 30, 2013, respectively. SG&A costs include stock-based compensation cost of $22.7 million and $18.7 million for the nine months ended September 30, 2014 and September 30, 2013, respectively.

Depreciation

Depreciation expense relates to property and equipment used by the Company, except for those depreciable assets directly related to the generation of revenue, which is included in cost of revenue in the consolidated statements of operations. Depreciation expense was $19.4 million and $10.0 million for the three months ended September 30, 2014 and 2013, respectively. Depreciation expense was $44.9 million and $24.9 million for the nine months ended September 30, 2014 and 2013, respectively. Depreciation expense will fluctuate based on the level of new asset purchases, as well as the timing of assets becoming fully depreciated. Depreciation expense increased during the three and nine months ended September 30, 2014 mainly as a result of new asset purchases made by the Company in 2014 and 2013 to support the growth of the PBM business, including the continued implementation of the Cigna contract and other new clients, as well as the expansion of the Company's mail and specialty businesses.

Amortization

Total amortization expense for the three months ended September 30, 2014 and 2013 was $52.2 million and $47.2 million, respectively, an increase of $5.0 million. Total amortization expense for the nine months ended September 30, 2014 and 2013 was $162.2 million and $147.4 million, respectively, an increase of $14.8 million. The increases in amortization expense were driven mainly by the amortization of intangible assets acquired in the acquisition of Restat. The increases were partially offset by a decline in amortization expense of other intangibles which are primarily amortized on an accelerated basis in line with their estimated remaining benefits, which are greater at the beginning of their useful lives and diminish over time. Amortization expense on all the Company’s intangible assets held as of September 30, 2014 is expected to be approximately $51.0 million for the remainder of 2014. Refer to Note 5 — Goodwill and Other Intangible Assets in the notes to the unaudited consolidated financial statements for more information on amortization expected in future years.

Interest and other expense, net

Interest and other expense, net increased $8.9 million to $17.9 million for the three months ended September 30, 2014 from $9.0 million for the same period in 2013. Interest and other expense, net increased $13.9 million to $44.9 million for the nine months ended September 30, 2014 from $31.0 million for the same period in 2013. The increases are mainly due to higher average principal amount of long-term debt outstanding resulting from the issuance in March 2014 of $500.0 million aggregate principal 4.75% Senior Notes. Refer to Note 6 — Debt in the notes to the unaudited consolidated financial statements for more information related to the Company's Credit Agreement and Senior Notes.

Income Taxes

The Company recognized income tax expense of $33.8 million for the three months ended September 30, 2014, representing an effective tax rate of 26.0%, as compared to $28.0 million, representing an effective tax rate of 25.2%, for the same period in 2013. The Company recognized income tax expense of $95.1 million for the nine months ended September 30, 2014, representing an effective tax rate of 26.8%, as compared to $75.6 million, representing an effective tax rate of 26.4%, for the same period in 2013. The increases in tax expense during both periods ended September 30, 2014 were mainly due to higher taxable income as a result of new customer implementations as well as the acquisition of Restat.

Segment Analysis

The Company reports in two operating segments: PBM and HCIT. The Company evaluates segment performance based on revenue and gross profit. Below is a reconciliation of the Company’s business segments to the unaudited consolidated financial statements.

Three months ended September 30, 2014 as compared to the three months ended September 30, 2013 (in thousands)

	PBM		HCIT		Consolidated
	2014	2013	2014	2013	2014	2013
Revenue	$5,505,087	$3,578,767	$36,626	$35,381	$5,541,713	$3,614,148
Cost of revenue	5,174,185	3,310,636	15,980	15,724	5,190,165	3,326,360
Gross profit	$330,902	$268,131	$20,646	$19,657	$351,548	$287,788
Gross profit %	6.0%	7.5%	56.4%	55.6%	6.3%	8.0%

Nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 (in thousands)

	PBM		HCIT		Consolidated
	2014	2013	2014	2013	2014	2013
Revenue	$15,734,424	$10,142,515	$107,576	$108,780	$15,842,000	$10,251,295
Cost of revenue	14,796,748	9,399,949	49,228	50,597	14,845,976	9,450,546
Gross profit	$937,676	$742,566	$58,348	$58,183	$996,024	$800,749
Gross profit %	6.0%	7.3%	54.2%	53.5%	6.3%	7.8%

PBM

Revenue was $5.5 billion for the three months ended September 30, 2014, an increase of $1.9 billion, or 53.8%, as compared to the same period in 2013. Revenue was $15.7 billion for the nine months ended September 30, 2014, an increase of $5.6 billion, or 55.1%, as compared to the same period in 2013. The increase in both periods is mainly due to increased adjusted claim volume as a result of organic growth. Adjusted claim volume increased 31.5 million, or 45.3% in the three months ended September 30, 2014, as compared to 69.5 million for the same period in 2013. Adjusted claim volume increased 98.3 million, or 48.2% in the nine months ended September 30, 2014, as compared to 203.9 million for the same period in 2013. Additionally, revenue per prescription claim has increased in both periods as a result of increased specialty claim volume, which have a higher revenue per prescription rate as compared to the Company's general book of business.

Cost of revenue was $5.2 billion for the three months ended September 30, 2014, as compared to $3.3 billion for the same period in 2013. Cost of revenue was $14.8 billion for the nine months ended September 30, 2014, as compared to $9.4 billion for the same period in 2013. Cost of revenue has increased in line with the increase in PBM revenue and is driven by the increase in prescriptions processed. Cost of revenue in the PBM segment is predominantly comprised of the cost of prescription drugs from retail network transactions and the cost of prescriptions dispensed at the Company's mail and specialty pharmacies.

Gross profit increased $62.8 million or 23.4% to $330.9 million for the three months ended September 30, 2014, as compared to $268.1 million for the same period in 2013. Gross profit increased $195.1 million or 26.3% to $937.7 million for the nine months ended September 30, 2014, as compared to $742.6 million for the same period in 2013. The increases during both periods are mostly due to the successful implementation of new customer contracts in 2014 which includes the continued implementation of the Cigna contract. Gross profit percentage was 6.0% and 7.5% for the three months ended September 30, 2014 and 2013, respectively. Gross profit percentage was 6.0% and 7.3% for the nine months ended September 30, 2014 and 2013, respectively. Gross profit percentage decreased for the three and nine months ended September 30, 2014, as compared to the same periods in 2013 due to Cigna transactions carrying a significantly lower gross profit percentage as compared to the historical PBM business, coupled with the significant volume associated with the Cigna business representing a larger proportion of total PBM revenue.

HCIT

HCIT revenue increased $1.2 million, or 3.5%, to $36.6 million for the three months ended September 30, 2014, as compared to $35.4 million for the same period in 2013 mostly due to an increase in transaction revenue. HCIT revenue decreased $1.2 million, or 1.1%, to $107.6 million for the nine months ended September 30, 2014, as compared to $108.8 million for the same period in 2013 mainly due to decreases in the professional services revenue.
Gross profit increased by $1.0 million, or 5.0%, to $20.6 million for the three months ended September 30, 2014, as compared to $19.7 million for the same period in 2013. Gross profit increased by $0.2 million, or 0.3%, to $58.3 million for the nine months ended September 30, 2014, as compared to $58.2 million for the same period in 2013. The gross profit percentage was 56.4% for the three months ended September 30, 2014, as compared to 55.6% for the three months ended September 30, 2013. The gross profit percentage was 54.2% for the nine months ended September 30, 2014, as compared to 53.5% for the nine months ended September 30, 2013. The increases in gross profit were mainly attributable to decreases in cost of revenue.

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

Below is a reconciliation of the Company's reported net income to EBITDA for the three and nine months ended September 30, 2014 and 2013.

EBITDA Reconciliation	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net income attributable to the Company (GAAP)	$81,968	$72,938	$216,845	$187,764
Add:
Depreciation of property and equipment	20,483	11,059	47,861	28,204
Amortization of intangible assets	52,216	47,220	162,179	147,368
Interest and other expense, net	17,918	9,026	44,882	30,972
Income tax expense	33,763	27,981	95,113	75,616
Adjustments related to non-controlling interest	(644)	(673)	(1,819)	(771)
EBITDA	$205,704	$167,551	$565,061	$469,153

EBITDA for the three months ended September 30, 2014 was $205.7 million, compared to $167.6 million for the same period of 2013. EBITDA for the nine months ended September 30, 2014 was $565.1 million, compared to $469.2 million for the same period of 2013. The increases during both periods as compared to the same periods in 2013 are mainly due to increased net income attributable to the Company as a result of increased revenue driven by new customer contract implementations during 2014 as well as the Restat book of business. This was partially offset by increased costs incurred to support the Company's growth and prior acquisitions.

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

Below is a reconciliation of the Company's reported net income to Adjusted EPS for the three and nine months ended September 30, 2014 and 2013.

Adjusted EPS Reconciliation
(in thousands, except per share data)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Operational Results	Per Diluted Share	Operational Results	Per Diluted Share	Operational Results	Per Diluted Share	Operational Results	Per Diluted Share
	(unaudited)				(unaudited)
Net income attributable to the Company (GAAP)	$81,968	$0.39	$72,938	$0.35	$216,845	$1.05	$187,764	$0.91
Amortization of intangible assets	52,216	0.25	47,220	0.23	162,179	0.78	147,368	0.71
Tax effect of reconciling item	(13,576)	(0.06)	(11,899)	(0.06)	(43,464)	(0.21)	(38,905)	(0.19)
Non-GAAP net income attributable to the Company	$120,608	$0.58	$108,259	$0.52	$335,560	$1.62	$296,227	$1.43

Adjusted EPS for the three months ended September 30, 2014 was $0.58, as compared to $0.52 in the corresponding period of 2013. Adjusted EPS for the nine months ended September 30, 2014 was $1.62, as compared to $1.43 in the corresponding period of 2013. The increases during the three and nine months ended September 30, 2014, as compared to the same periods in 2013 are mainly due to increased gross profit as a result of organic growth as discussed above as well as the Restat book of business, and was partially offset by increased costs incurred to support the Company's business growth and prior acquisitions.

Liquidity and Capital Resources
The Company’s sources of liquidity have primarily been cash provided by operating activities, proceeds from its public offerings, proceeds from credit facilities and stock option exercises. As of September 30, 2014, under its Credit Agreement, the Company had approximately $962.5 million of outstanding debt under the Term Loan Facility and approximately $800.0 million of available borrowing capacity under the Revolving

Facility. In March 2014, the Company issued $500.0 million aggregate principal amount of 4.75% Senior Notes due in March 2021. The Company used part of the net proceeds from this offering to repay $300.0 million of the Company's outstanding borrowings under the Revolving Facility. The Company used the remainder of the net proceeds from this offering for general corporate purposes. Due to the outstanding borrowings under the Credit Agreement and the Senior Notes, the Company will continue to incur significant interest expense and expects this expense and the related principal payments to continue for the remainder of 2014 and throughout the remaining term of the debt agreements. Refer to Note 6 — Debt in the notes to the unaudited consolidated financial statements for more information regarding the Credit Agreement and the Senior Notes.

At September 30, 2014 and December 31, 2013, the Company had cash and cash equivalents totaling $906.8 million and $387.2 million, respectively. The Company believes that its cash on hand, together with cash generated from operating activities and cash available through the Revolving Facility, will be sufficient to support planned operations for the foreseeable future and service our outstanding debt obligations. At September 30, 2014, cash and cash equivalents consisted of cash on hand, deposits in banks, and bank term deposits with original maturities of 90 days or less.

As of September 30, 2014, all of the Company’s cash and cash equivalents were exposed to market risks, primarily changes in U.S. interest rates. Declines in interest rates over time would reduce interest income related to these balances.

Consolidated Balance Sheets

Selected balance sheet highlights at September 30, 2014 are as follows:

•
Accounts receivable are comprised of trade accounts receivable primarily from the PBM segment's customers. Accounts receivable increased $336.7 million to $1.3 billion at September 30, 2014, from $959.6 million at December 31, 2013. The accounts receivable balance increased mainly due to an increase in revenue in Q3 2014 compared to Q4 2013 driven mainly by organic growth.The accounts receivable balance is impacted by changes in revenues, as well as the timing of collections, and is continually monitored by the Company to ensure timely collections and to assess the need for any changes to the allowance for doubtful accounts.

•
Rebates receivable of $880.1 million at September 30, 2014 relate to billed and unbilled PBM receivables from pharmaceutical manufacturers and third party administrators in connection with the administration of the rebate program where the Company is the principal contracting party. The receivable and related payable are based on estimates that are subject to final settlement. Rebates receivable increased $574.2 million from $306.0 million at December 31, 2013 due to an increased volume of rebate eligible claims processed in 2014, as well as the timing of receipts from pharmaceutical manufacturers and third party administrators.

•
Other assets are mostly comprised of prepaid assets, inventory and deferred tax assets. Other assets increased $24.3 million or 15.9% to $177.0 million at September 30, 2014 from $152.7 million at December 31, 2013. The increase in other assets is mainly due to an increase in the inventory balance which was driven by an increase in the Company's mail and specialty pharmacy claim volume.

•
Accounts payable predominantly relates to amounts owed to retail pharmacies for prescription drug costs and dispensing fees in connection with prescriptions dispensed by the retail pharmacies to the members of the Company’s customers when the Company is the principal contracting party with the pharmacy. Accounts payable increased $288.0 million to $1.1 billion, from $817.8 million at December 31, 2013, due to the timing of payments made for purchases from the Company's suppliers as well as payments made to participating pharmacies in the Company's retail pharmacy network.

•
Rebates payable represents amounts owed to customers for rebates from pharmaceutical manufacturers and third party administrators where the Company administers the rebate program on the customer’s behalf, and the Company is the principal contracting party. The payable is based on estimates that are subject to final settlement. Rebates payable increased $558.8 million to $915.0 million from $356.3 million at December 31, 2013, due to higher rebate volume.

•
Accrued liabilities are mainly comprised of customer deposits, salaries and wages payables and other accrued liabilities related to operating expenses of the Company. Accrued liabilities increased by $59.3 million to $313.4 million at September 30, 2014 from $254.1 million at December 31, 2013. The increase was driven primarily by increased operating expenses of the Company.

Cash flows from operating activities
For the nine months ended September 30, 2014, the Company generated $427.1 million of cash from operating activities, an increase of $91.2 million, as compared to the amount of cash provided from operations for the same period in 2013. Cash from operating activities increased during the nine months ended September 30, 2014, as compared to the same period in 2013 due to an increase in net income of $48.8 million, and a net cash inflow of $89.9 million due to the timing of receipts and payments on the Company's outstanding accounts receivable, accounts payable and accrued expenses balances. These increases were offset in part by a net cash outflow of $40.8 million due to the increased volume and timing of receipts and payments associated with the Company's rebate program as well as a net cash outflow of $19.4 million related to other assets, driven by an increase in inventory as a result of an expanding mail and specialty business.
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
Cash flows from investing activities

For the nine months ended September 30, 2014, the Company used $48.2 million of cash from investing activities, a decrease of $32.1 million, as compared to $80.3 million of cash used during the nine months ended September 30, 2013. This was mainly due to a decrease in the purchases of property and equipment during the nine months ended September 30, 2014, as compared to the same period in 2013. Purchases of property and equipment were higher in 2013 primarily due to the integration efforts from the Company's merger with Catalyst Health Solutions, Inc. that closed in July 2012.
Cash flows from financing activities

For the nine months ended September 30, 2014, the Company generated $140.7 million of cash for financing activities, an increase of $330.7 million, as compared to a use of $190.0 million in cash from financing activities during the nine months ended September 30, 2013. This increase is attributable to the Company's issuance of $500.0 million aggregate principal amount of the Senior Notes, which was partially offset by repaying $300.0 million of the Company's outstanding borrowings under the Revolving Facility.

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

Subsequent to the end of the current reporting period, on October 8, 2014, the Company announced the entry into a definitive purchase agreement to acquire all of the outstanding capital stock of Salveo, an independent specialty pharmacy platform, for a purchase price of $260.0 million in cash, subject to certain customary post-closing adjustments. The acquisition is expected to be completed in the fourth quarter of 2014, subject to certain customary closing conditions. The Company intends to finance the purchase price for Salveo from its cash on hand, as well as available borrowing capacity under the Revolving Facility.

In March 2014, the Company issued $500.0 million aggregate principal amount of 4.75% Senior Notes due 2021. The Company partially used the net proceeds from this offering to repay $300.0 million of the Company's outstanding borrowings under the Revolving Facility leaving the Company with approximately $800.0 million of available borrowing capacity under the Revolving Facility as of September 30, 2014. As a result of the additional issued debt, the interest expense and cash required to service the Company's debt will increase in future periods.

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

Contractual Obligations

For the nine months ended September 30, 2014, there have been no significant changes to the Company’s contractual obligations as disclosed in its 2013 Annual Report on Form 10-K other than as disclosed below with respect to the required principal payments under the Credit Agreement and required principal and interest payments under the Senior Notes.

	Payments due by period (in millions)
	Total	Less than one year	1-3 years	4-5 years	More than 5 years
Credit Agreement*	$962.5	$75.0	$200.0	$687.5	$—
Senior Notes**	$654.4	$23.8	$47.5	$47.5	$535.6

*The commitment amounts are exclusive of interest payments. Currently, the Company's long-term debt obligations carry an annual interest rate of 2.14% on $500.0 million, which has been fixed through the Company's interest rate swap agreements, and 1.81% on the remaining $462.5 million of its long-term debt obligations. The interest rate applicable to the Company's long-term debt may fluctuate in the future based on changes in the LIBOR rate. See Note 6 — Debt for further information on the terms of the Company's long-term debt obligations.

** Amounts reported include interest payments on the $500.0 million aggregate principal amount of the Senior Notes which carry an interest rate of 4.75%. Interest payments are due semi-annually on March 15 and September 15 of each year, beginning on September 15, 2014. See Note 6 — Debt for further information on the terms of the Company's long-term debt obligations.

Outstanding Securities

As of October 30, 2014, the Company had 207,484,514 common shares outstanding, 1,465,661 stock options outstanding, and 1,905,299 RSUs outstanding outstanding. The options are exercisable on a one-for-one basis into common shares. The outstanding RSUs are subject to time-based and performance-based vesting restrictions. The number of outstanding RSUs as of October 30, 2014 assumes the associated performance targets will be met at the maximum level for the performance-based RSUs. Upon vesting, the RSUs convert into common shares on a one-for-one basis.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk in the normal course of its business operations, primarily the risk of loss arising from adverse changes in interest rates. In addition, the Company is subject to interest rate risk related to approximately $462.5 million of the $962.5 million drawn under the Credit Agreement, as of September 30, 2014, as $500.0 million is not impacted due to the interest rate swap agreements the Company maintains which fix the interest rate on that portion of the Term Loan Facility. See Note 11 — Financial Instruments to the Company's unaudited consolidated financial statements included herein for additional information regarding the Company's interest rate swap agreements. As of September 30, 2014, assuming a hypothetical 1% fluctuation in the interest rate of the loan, the Company's pre-tax income would vary by approximately $4.6 million on an annual basis. Actual increases or decreases in earnings in the future could differ materially from this assumption based on the timing and amount of both interest rate changes and the levels of cash held by the Company. The interest rates applicable to borrowings under the Credit Agreement are based on a LIBOR-based floating rate and are described in more detail in Note 6 — Debt to the Company's unaudited consolidated financial statements included herein.

The Company is also subject to foreign exchange rate risk related to its operations in Canada, as disclosed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk - Foreign Exchange Rate Risk in the 2013 Annual Report on Form 10-K. In the three months ended September 30, 2014, there have been no material changes in the Company's foreign exchange rate risk as disclosed in its 2013 Annual Report on Form 10-K.

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

Management has taken steps to remediate the GITC material weakness, including enhancing its internal documentation and monitoring approach to ensure that all GITC procedures designed to restrict access to applications and data are operating in a manner in order to provide management with comfort that access is properly limited to the appropriate internal personnel and the ability to place program changes into production for such applications and data. Management began to implement these remedial steps during 2014 and expects that these steps will be implemented and tested by the end of 2014. In accordance with the Company’s internal control compliance program, the material weakness designation cannot be closed until the remediation processes have been operational for a period of time and successfully tested. As a result, because of the GITC material weakness in internal control over financial reporting disclosed in our 2013 Form 10-K, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of September 30, 2014.

As a result of the material weakness identified, the Company assessed the material weakness's impact to the Company's consolidated financial statements to ensure they were prepared in accordance with generally accepted accounting principles and present fairly the Company's financial results of operation as of and for the three and nine months ended September 30, 2014. Based on management's additional procedures and assessment, management concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material aspects, the Company's financial position, results of operations and cash flows for the periods presented.

Except as described above in regards to the remediation process, there were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the three month period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

For information on legal proceedings, refer to Note 10 —Commitments and Contingencies in the notes to the unaudited consolidated financial statements.

ITEM 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2013 includes a detailed discussion of certain material risk factors facing us. In the three and nine months ended September 30, 2014, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

On and effective October 30, 2014, the board of directors of the Company amended and restated the Company’s Bylaws (the “Bylaws” and, as amended and restated, the “Amended Bylaws”).

The Amended Bylaws added new Sections 3.7 and 3.8 involving certain advance notice and other requirements for shareholders to propose director nominations or other business to be brought before an annual or special meeting of shareholders. These requirements include, among other things, that with respect to these matters, a shareholder must give notice to the Corporate Secretary of the Company;

•
in the case of an annual general meeting of shareholders, not less than 60 nor more than 90 days prior to the first anniversary of the preceding year’s annual general meeting; provided, however, that in the event that the date of the annual general meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the shareholder to be timely must be so delivered not earlier than the 90th day prior to the date of such annual general meeting and not later than the later of the 60th day prior to the date of such annual general meeting or, if the first public announcement of the date of such annual general meeting is less than 70 days prior to the date of such annual general meeting, the 10th day following the day on which public announcement of the date of such meeting is first made by the Company; and

•
in the case of a special meeting of shareholders that is not also an annual general meeting but is called for the purpose of electing directors of the Company (whether or not called for other purposes), not later than the close of business on the 10th day following the day on which the initial public announcement of the special meeting of shareholders was made.

The notice must also comply with the other requirements set forth in Sections 3.7 and 3.8 of the Amended Bylaws, as applicable. The Amended Bylaws will be submitted to shareholders for approval at the Company’s 2015 annual general meeting. In order for shareholders to propose director nominations or other business to be brought before the Company’s 2015 annual general meeting, shareholders will be required to comply with the advance notice and other requirements set forth in Sections 3.7 and 3.8 of the Amended Bylaws, as applicable. The provisions described herein do not limit the ability of shareholders to make proposals pursuant to Rule 14a-8 of the Securities Exchange Act of 1934 or as required by the Yukon Business Corporations Act.

The foregoing is a brief summary of the material changes effected by adoption of new Sections 3.7 and 3.8 of the Amended Bylaws, which is qualified in its entirety by reference to the Amended Bylaws filed as Exhibit 3.1 hereto.

ITEM 6.    Exhibits

Exhibit Number	Description of Document	Reference

3.1	Amended and Restated Bylaws of Catamaran Corporation, as amended through October 30, 2014	Filed herewith.

10.1
Amendment No. 4 to Credit Agreement, dated as of October 28, 2014, among Catamaran Corporation (f/k/a SXC Health Solutions Corp.), JPMorgan Chase Bank, N.A., individually and as administrative agent, and the other financial institutions signatory thereto
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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, (v) the Consolidated Statements of Shareholders' Equity for the nine months ended September 30, 2014 and 2013, and (vi) the notes to the Unaudited Consolidated Financial Statements.
Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Catamaran Corporation
October 31, 2014	By:	/s/ Michael Shapiro
Michael Shapiro
Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document	Reference

3.1	Amended and Restated Bylaws of Catamaran Corporation, as amended through October 30, 2014	Filed herewith.

10.1
Amendment No. 4 to Credit Agreement, dated as of October 28, 2014, among Catamaran Corporation (f/k/a SXC Health Solutions Corp.), JPMorgan Chase Bank, N.A., individually and as administrative agent, and the other financial institutions signatory thereto
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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, (v) the Consolidated Statements of Shareholders' Equity for the nine months ended September 30, 2014 and 2013, and (vi) the notes to the Unaudited Consolidated Financial Statements.
Filed herewith.