Form 10-K
period 2014-12-31
Catamaran Corp
filed 2015-03-02
CIK 1363851

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No   ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014 was $9.2 billion based on the closing price of $44.16 as reported on the NASDAQ Stock Market. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates.
As of January 31, 2015, there were 207,493,541 shares outstanding of the Registrant’s no par value common stock.
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

The following description of the business should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2014. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

In July 2012, SXC Health Solutions Corp. changed the name and brand to Catamaran Corporation. In conjunction with the name change, Catamaran Corporation's common shares began trading under the ticker "CTRX" on the NASDAQ Stock Market and as "CCT" on the Toronto Stock Exchange. References in this Annual Report on Form 10-K to “we,” “our,” “us,” "Catamaran" or the “Company” refer to Catamaran Corporation and its directly and indirectly owned subsidiaries as a combined entity.

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

The Company conducts its business primarily in the United States, with some additional business in Canada. For the years ended December 31, 2014, 2013 and 2012, the Company recognized nearly all of its revenues in the United States, with an immaterial amount earned in Canada.

In March 2014, the Company issued $500.0 million aggregate principal amount of 4.75% Senior Notes due 2021(the “Senior Notes”). The Company used the net proceeds from this offering to repay $300.0 million of the Company's outstanding borrowings under a senior secured revolving credit facility ("the Revolving Facility") leaving the Company with approximately $800.0 million of available borrowing capacity under the Revolving Facility as of December 31, 2014. The Company used the remainder of the net proceeds from this offering for general corporate purposes.

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

On June 10, 2013, Cigna Corporation ("Cigna") announced that it had selected Catamaran to be its exclusive pharmacy benefit partner in a strategic 10-year agreement to service the more than 8 million Cigna members. The two organizations are partnering on sourcing, fulfillment and clinical services. The partnership combines Cigna's significant clinical management and customer engagement capabilities with Catamaran's innovative technology solutions, while seeking to leverage the two companies' scale for network choice and efficient procurement to deliver value to Cigna's clients and members. The gross profit percentage related to the Cigna contract is significantly lower than historical gross profit percentages due to the related transaction volume.

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

On April 17, 2012, the Company entered into a definitive merger agreement (the "Merger Agreement") to combine the Company and Catalyst Health Solutions, Inc. ("Catalyst") in a cash and stock merger transaction. On July 2, 2012, the Company completed the merger ("Merger") with Catalyst, a full-service PBM. The transaction created a combined PBM company with an annual prescription volume of more than 250 million adjusted PBM prescription claims. Adjusted prescription claim volume equals the Company's retail and specialty pharmacy prescriptions, plus mail pharmacy prescriptions multiplied by three. The mail pharmacy prescriptions are multiplied by three to adjust for the fact that they typically include approximately three times the amount of product days supplied compared with retail and specialty prescriptions. Each share of Catalyst common stock outstanding immediately prior to the effective time of the Merger (other than shares held by the Company, Catalyst or any of their respective wholly-owned subsidiaries) was converted in the Merger into the right to receive 1.3212 Company common shares (0.6606 of a Company common share prior to the October 2012 two-for-one stock split) and $28.00 in cash. This resulted in the Company issuing approximately 66.8 million shares of common stock, issuing approximately 0.5 million warrants and paying $1.4 billion in cash to Catalyst shareholders to complete the Merger.

In January 2012, the Company completed its acquisition of HealthTran LLC (“HealthTran”), a middle-market PBM based in Denver, Colorado, in exchange for $250 million in cash, subject to certain customary post-closing adjustments. HealthTran was an existing HCIT customer of the Company and utilizes a Company platform for its claims adjudication services.

The Company is a corporation continued under the Business Corporations Act of the Yukon Territory, Canada. The Company’s principal executive offices are located at 1600 McConnor Parkway, Schaumburg, Illinois 60173-6801, and the telephone number for the Company’s principal executive office is 800-282-3232. The Company maintains a website at www.catamaranrx.com. The information contained in, or that can be accessed through, the Company’s website is not part of, and is not incorporated into, this Annual Report on Form 10-K or other filings the Company makes with the Securities and Exchange Commission (the “SEC”) or SEDAR. The Company will make available free of charge on its website this Annual Report on Form 10-K, future quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC or SEDAR. Such filings can also be viewed free of charge on the SEC's website (www.sec.gov).

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

Products and Services Offered by the Company

PBM Services

The Company’s PBM service offering consists of a broad suite of customizable services that provide a flexible and cost-effective alternative to traditional PBM offerings typically available to payors. The Company provides a broad range of pharmacy spend management solutions and information technology capabilities to managed care organizations, self-insured employer groups, unions, third-party health care plan administrators, workers' compensation payors and state and federal government entities. The Company’s customers have gained increased control of their pharmacy benefit dollars and maximized cost control and quality of care through a full range of pharmacy spend management services, including:

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

The Industry

The Company believes the key market factors that influence spending on PBM and HCIT solutions and services by participants in the pharmaceutical supply chain are the amount spent on prescription drugs and the associated volume of prescription drugs dispensed and insurance claims processed each year. According to IMS Health (“IMS”), approximately 4.2 billion pharmacy prescriptions were written and filled in the United States during 2013 — representing a retail value of approximately $340 billion. Based on the factors described below, the Company expects drug utilization rates to continue to rise in the future. The Company estimates that the current market opportunity for its PBM and HCIT solutions and services in its industry is significant, and is growing at a rate in excess of the drug utilization rate alone due to the following factors:

Aging population and increased prescription drug spend. According to the U.S. Department of Health and Human Services,
the population age 65 and older represented 13.7% of the U.S. population in 2012 and is expected to more than double between 2012 and 2060, from 43.1 million to 92.0 million. The older population would represent just over one in five U.S. residents by the end of the period, up from one in seven today. The increase in the number of the “oldest old” would be even more dramatic — those 85 and older are projected to more than triple from 5.9 million to 18.2 million, reaching 4.3% of the U.S. population by 2060. According to CMS, health spending is projected to be 19.3% of U.S gross domestic product ("GDP") by 2023, up from 17.2% in 2012. The increase in prescription spending, faster projected economic growth, and the aging of the population are all expected to drive demand for senior-

focused clinical programs and benefit plans, as well as information technology decision support tools to facilitate the on-line analytical assessment of specific population trends, and address the PBM needs of an aging population.

Rising Drug Prices. According to CMS, health spending is projected to grow at an average rate of 5.7% through 2023, 1.1 percentage points faster than expected average annual growth in the GDP. According to IMS, U.S. drug spending is predicted to grow at a compound annual growth rate ("CAGR") of 5-8% between 2014 and 2018, driven primarily by price inflation and the introduction of new products. However, after several years of modest increases, U.S. spending on medications is projected to increase by 12% in 2014, increasing the nation’s drug spend to between $375 billion and $385 billion, according to a report by the IMS Institute for Healthcare Informatics. Several factors are driving the spending spike, including the introduction of expensive new hepatitis C drugs and fewer drug patent expirations than in previous years. The report anticipates the pace of spending increases will slow to 7 to 9% in 2015, as the impact of the new hepatitis C drugs declines, less expensive biosimilar products become available and several brand-name drugs, such as cancer drug Gleevac and the antipsychotic Abilify, are replaced by generics.

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

Growth in Specialty Drug Spend.  According to IMS, the specialty drug segment experienced a 9% growth in 2013 and accounted for approximately 29% of total drug spending. According to Artemtrx, it is projected that specialty drugs will comprise 48% of all pharmacy sales by 2017 and specialty drug spending will surpass traditional drug spending by 2018. In 2014, the FDA approved approximately 34 new molecular entities, with about half of those considered specialty medications. According to Evaluate Pharma, the breakthrough therapy categories include antivirals (including hepatitis C and HIV), hematology, and oncology. The oncology therapeutic class has the most research and development focus and is forecasted to experience the most growth (CAGR 11.2%) over the next six years according to Evaluate Pharma.  According to IMS the average cost per month of a brand oncology agent has doubled over the last 10 years, from $5,000 to approximately $10,000. There is a trend in the marketplace to shift coverage of these drugs from the medical benefit to the pharmacy benefit in order to implement benefit design and clinical and reimbursement management strategies. Biosimilars, a generic form of specialty drugs, are not expected to reach the market before 2017-18 according to Cowen and Company. We believe the introduction of biosimilars will facilitate improved patient access to treatment and reduce cost to consumers.

Generic Pipeline. According to IMS, in 2013 generics comprised 86% of prescriptions, an increase in spending of approximately $6 billion nationally or 12%, and represented 29% of total drug spend. According to Cowen & Company, over the next six years, branded drugs representing approximately $49 billion in sales that are currently subject to patent protection in the U.S. are expected to expire, fueling growth in the availability of generic equivalents. Key drugs with patents expiring between 2015 and 2018 include Abilify, Flovent, Seroquel XR, ProAir HFA, Copaxone, Gleevec, Tracleer, Advair Diskus, and Crestor.

Competition

The Company competes with numerous companies that provide the same or similar services. Its competitors range from large publicly traded companies to several small and privately owned companies which compete for a significant part of the market. The principal competitive factors are quality of service, scope of available services, and price. The ability to be competitive is influenced by the Company's ability to negotiate prices with pharmacies, drug manufacturers, and third-party rebate administrators. Market share for PBM services in the United States is highly concentrated, with a few national firms, such as Express Scripts Holding Company, CVS Health Corporation and OptumRx, a UnitedHealth Group Company, controlling a significant share of prescription volume. Some of the Company's competitors have been in existence for longer periods of time and are better established. Some of them also have broader public recognition and substantially greater financial and marketing resources. In addition, some of the Company's customers and potential customers may find it desirable to perform for themselves those services now being rendered by the Company.

The Company's ability to attract and retain customers is substantially dependent on its capability to provide competitive pricing, efficient and accurate claims management, utilization review services and related reporting and consulting services.

The payor and pharmaceutical supply chain markets require solutions which address the unique needs of each constituent. The Company's customers require robust and scalable technology solutions, as well as the ability to ensure cost efficiency for themselves and their customers. Others require extensive clinical solutions and member-centric services. The Company's product offerings include a wide range of PBM services and software products for managing prescription drug programs and for drug prescribing and dispensing. The Company's payor suite of products includes a wide range of pharmacy benefits management and claims adjudication systems.

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

Business Strategy

The Company seeks to enhance its position as a leading provider of technology-enabled PBM services to the pharmaceutical supply chain in North America. The Company’s primary strategies are:

•
Expand the breadth of the Company’s PBM services for health plans, self-insured employers, trust funds and government payors that sponsor pharmacy benefit plans:  Within the Company’s suite of products, several key initiatives are underway which the Company believes will help it to expand its revenue per claim and make the Company more competitive in the broader marketplace, including the Company's announced service delivery initiative called "The Catamaran Difference," which we believe will streamline plan design and implementation processes, drive overall client satisfaction and retention rates, and enhance our ability to compete for new clients. The Company combines its scale and its claims processing capabilities with a full-suite of PBM services to offer competitively priced pharmacy networks, specialty drug and mail programs, manufacturer rebate contracts and clinical programs to enable customers to have more control over their drug spending. With the Company’s diversified product portfolio and marketplace demand for greater transparency in pricing of prescription drugs, the Company believes it is in an attractive market environment to continue its track record of growth.

•
Target Fortune 500 employers: With the consolidation of the PBM industry, large employers have increasingly fewer choices and often require customized solutions. The Company believes that its scale and flexible approach position it well in this attractive market.

•
Provide additional PBM services to the Company’s existing payor customer base:  Based on the success the Company has had to date, the Company intends to cross-sell additional services to the Company’s existing customers through its suite of PBM products which include the Company’s mail and specialty pharmacy services, as well as the Company’s competitive pharmacy network and clinical offerings. The Company has also made capital investments in technology to further improve the quality of its products. By providing a broader range of services, the Company believes that it can increase its customer base and the breadth of products utilized by each customer, thereby increasing the Company’s revenue base.

•
Continue to evolve and expand the specialty offering: The Company will continue to invest in development of infrastructure and effective cost management programs for its specialty pharmacy services. Subsequent to the end of the current reporting period, on January 2, 2015, the Company completed the acquisition of Salveo Specialty Pharmacy, Inc. ("Salveo"), an independent specialty pharmacy with locations in New York and California. The acquisition provides the Company with the opportunity to expand its geographic footprint and therapy mix in the specialty pharmacy market. In addition, the Company will continue to develop clinical and reporting capabilities to help drive pharmacy and physician referrals.

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

•
Pursue strategic acquisition opportunities:  The Company actively evaluates opportunities to expand its product offerings and customer base through strategic acquisitions such as the Merger with Catalyst and acquisition of Restat. The Company’s acquisition strategy focuses on identifying acquisition opportunities that expand its core footprint in the PBM market, add new products and services in potential high growth areas and provide additional scale in areas such as specialty pharmacy management, oncology or public sector pharmacy (including state Medicaid). The Company believes that its management team’s proven ability to successfully identify acquisition opportunities that are complementary and synergistic to its business and to integrate them into its existing operations with minimal disruption has played, and will continue to play, an important role in the expansion of its business.

•
Continue to expand and adapt capabilities to create opportunities related to healthcare reform: The Company is working with Co-ops and qualified health plans to support healthcare reform. In addition, the Company is developing new paradigms to support delivery reform, which include accountable care organizations and dual demonstration projects. The Company is also examining emerging reimbursement reforms and adapting new approaches that make pharmacy benefits affordable, manageable and performance-oriented. Finally, the Company will continue to develop the technology and other resources to track consumers across public and private insurance exchanges, to manage requirements and to document the pharmacy performance against payment and quality standards. The Company believes that healthcare reform will continue to create expansion opportunities.

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
Federal Laws and Regulations Affecting Our PBM Business
The following descriptions identify various federal laws and regulations that affect or may affect aspects of our PBM business:
The Health Care Reform Laws. In March 2010, the federal government enacted the Patient Protection and Affordable Care Act (Public Law 111-148), as amended by the Health Care and Education Reconciliation Act of 2010 (Public Law 111-152) (collectively, the “Health Care Reform Laws”), which contain a variety of provisions that could have a significant impact on us and our customers. The Health Care Reform Laws provide the opportunity for significant expansion of our PBM and health information technology activities. These potential benefits are the result of an expected increase in the number of individuals with health insurance and the potential increase in demand for pharmaceutical products and HCIT services. However, the Health Care Reform Laws also present great uncertainty for us and potential risks to our operations and financial success. The Health Care Reform Laws contain many provisions intended to reduce the government’s healthcare costs through reimbursement reductions, alternative payment methods and ongoing studies of healthcare reimbursement systems. For example, the Health Care Reform Laws established the Independent Payment Advisory Board, or IPAB, which is designed to make proposals as early as 2014 to reduce the per capita rate of growth in Medicare spending in years when that growth exceeds established targets. Although no members of the IPAB have yet been named, it remains a possibility that the IPAB could be convened in the future. Another potential source of reimbursement uncertainty is the newly established Center for Medicare and Medicaid Innovation, or CMMI, which is designed to test the cost-cutting efficacy of innovative payment service delivery systems through demonstration projects. These types of provisions could have a significant impact on our profitability and that of our customers, particularly because of the unpredictability of the proposals that could be generated by the IPAB and the CMMI.
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
For contracts beginning in 2014 or subsequent contract years, CMS has implemented medical loss ratio (“MLR”) requirements that require Part D Plans to devote 85% of their revenue to clinical services, prescription drugs, and other enrollee benefits (as opposed to such other items as administrative expenses or profit), subject to certain exceptions. Failure to meet the MLR threshold could result in financial and other penalties. For contracts beginning in 2016 or subsequent contract years, Part D sponsors must update Maximum Allowable Cost (“MAC”) prices every seven days and disclose these prices in advance of their use, if the source for the pricing standard is not publicly available. This regulation may increase our administrative costs. Currently, formularies must be structured so as to cover “all or substantially all” Part D drugs within six classes of clinical concern. In 2014, CMS declined to finalize its proposal to narrow the applicability of this so-called “protected classes” policy to three of the six drug classes (antineoplastic, anticonvulsant, and antiretroviral), but the agency indicated that it planned to implement future regulations in this area.
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
CMS requires Part D Plans to report 100% of all price concessions received for PBM services, and Part D Plans must use the amount paid to a pharmacy as the basis for determining cost sharing for beneficiaries and for reporting a plan’s drug costs to CMS. CMS guidance suggests that best practices would mandate that Part D Plans contractually require the right to audit their PBMs, as well as require complete transparency as to manufacturer rebates paid for drugs provided under the Part D Plan, including the portion of such rebates retained by the PBM as part of the price concession for the PBM’s services. Additionally, CMS requires Part D Plans to ensure through their contractual arrangements with first-tier, downstream and related entities (which would include PBMs) that CMS has access to such entities’ books and records pertaining to services performed in connection with Medicare Part D. CMS can also elect to request such information directly from first-tier, downstream and related entities. CMS also suggests that Part D Plans should contractually require their first-tier, downstream and related entities to comply with certain elements of the Part D Plan’s compliance program.
The Health Care Reform Laws made changes to MA-PDs that are likely to result in significant reductions in government payments to the plans and reduced enrollment numbers. Those individuals leaving an MA-PD are expected to transition into the traditional Medicare program, making the net financial effect on our activities uncertain. The Health Care Reform Laws also made changes to the Medicare Part D program that could have an impact on our business. These new provisions include changes in the way drugs are paid for under the so called “coverage gap;” creation of protected classes of drugs that have an impact on, and allow the government more control over, formularies; reductions in the subsidies provided to higher income individuals; and changes in dispensing requirements in long-term care facilities. The Essential Health Benefits Rule implemented by the Health Care Reform Laws will also regulate how prescription drugs are covered and how formularies are developed for and administered by state-based or federal health insurance exchanges. These exchanges were required to begin enrolling consumers into coverage on October 1, 2013 and became fully operational on January 1, 2014.
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
The AKS has been interpreted broadly by courts; the HHS OIG, the agency charged with the enforcement of the AKS; and other administrative bodies. Because of the statute’s broad scope and limited statutory exceptions, the OIG has established certain regulatory safe harbors which, if fully met, should protect the parties from liability under the AKS. For example, safe harbors exist for certain properly disclosed and reported discounts received from vendors, certain investment interests, certain properly disclosed payments made by vendors to group purchasing organizations, certain personal services arrangements, and certain discount and payment arrangements between PBMs and HMO risk contractors serving Medicaid and Medicare members. A practice that does not fall within a statutory exception or a regulatory safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. Some, though not all, court opinions interpreting the AKS have focused primarily on the statute’s intent requirement and have held that an arrangement will violate the AKS if any one purpose of the arrangement is to induce referrals or purchases, even if the payments at issue are also intended for a legitimate purpose. Thus, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases of products or services that are reimbursed by federal health care programs. Among the practices that have been identified by the OIG as potentially improper under the statute are certain product conversion programs in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription, or recommending or requesting such a change, from one drug to another. The AKS has been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies and to PBMs in connection with such programs.
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
Federal Statutes Prohibiting False Claims. The FCA imposes liability for knowingly making or causing to be made false claims to the government, including federal health care programs such as Medicare and Medicaid. For example, potential false claims include claims for services not rendered, or claims that misrepresent actual services rendered in order to obtain higher reimbursement. Private individuals may bring qui tam or whistleblower lawsuits against providers under the FCA, which authorizes the payment of a portion of any recovery to the individual bringing suit. Such actions are initially required to be filed under seal, pending their review by the Department of Justice (the “DOJ”). Federal district courts have interpreted the FCA as applying to claims for reimbursement that violate the AKS or the federal physician self-referral law, commonly referred to as the “Stark Law,” under certain circumstances. The Health Care Reform Laws expanded false claims liability by clarifying that an AKS violation can be a predicate for a false claim under the FCA and by adding a provision that imposes FCA liability on an individual or entity that fails to make a timely return of any overpayments received from Medicare or Medicaid. According to CMS regulations, Part D sponsors have identified an overpayment when they have determined, or should have determined through the exercise of reasonable diligence, that they received an overpayment. The FCA generally provides for the imposition of civil monetary penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed to be a separate violation of the FCA. Criminal provisions that are similar to the FCA provide that a corporation may be fined if it is convicted of presenting a false claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency. A number of qui tam cases have been brought against PBMs under the FCA and various analogous state laws, several of which have involved significant civil settlements. In recent years, federal and state government authorities have launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws, and they have conducted numerous investigations of pharmaceutical manufacturers, PBMs, pharmacies and health care providers with respect to false claims, fraudulent billing and related matters.

There are other false claims laws that may be applicable, such as the Fraud Enforcement and Recovery Act of 2009 (“FERA”) and the Deficit Reduction Act of 2005 (“DRA”), and various state false claims laws described below. The FERA expanded the scope of FCA liability to include reverse false claims, which apply to anyone who knowingly conceals, or knowingly and improperly avoids or decreases an obligation to pay or transmit money or property to the government. The DRA included provisions designed to reduce fraud, waste and abuse in the Medicaid program and created incentives for states to enact their own false claims acts, mirrored on the FCA. The DRA also strengthened Medicaid’s status as payor of last resort relative to private health insurance by specifying that PBMs and self-insured plans may be liable third-parties, which may subject PBMs and other participants in the pharmaceutical industry to increased prosecutorial and private litigant scrutiny. Additionally, the third-party recovery provisions in the DRA may lead to greater financial recoveries from third-party PBMs in cases where Medicaid was not properly a primary payor on a drug claim, even where a PBM is not financially at risk.
Prompt Pay Laws. Under Medicare Part D and certain state laws and regulations, PBMs or certain PBM clients, such as Part D Plans, are required to pay retail pharmacy providers within established time periods that may be shorter than existing contracted terms. At least one state also requires that PBMs provide payment via electronic transfer instead of by check for pharmacy claims submitted electronically. Laws and regulations that require faster payment than our existing contracted payment terms may have a negative impact on our cash flow from operations. To the extent Medicare Part D payment processing requirements change in the future or additional states consider implementation of prompt pay legislation, we cannot predict with certainty the impact that such legislation may have on our revenue or operations.
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
The Health Insurance Portability and Accountability Act of 1996 and the regulations issued thereunder (collectively “HIPAA”) impose extensive requirements on the way in which health plans, healthcare providers that engage in certain electronic financial and administrative transactions covered by HIPAA, and healthcare clearinghouses (known as “covered entities”) and the persons or entities that create, receive, maintain, or transmit protected health information (“PHI”) to provide services to covered entities or to perform functions on their behalf (known as “business associates”), use, disclose and safeguard PHI, including requirements to protect the integrity, availability and confidentiality of electronic PHI. Many of these obligations were expanded under the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), passed as part of the American Recovery and Reinvestment Act of 2009. In January 2013, the Office for Civil Rights (“OCR”) of HHS issued a final rule under the HITECH Act that makes significant changes to the privacy, security, breach notification and enforcement regulations promulgated under HIPAA (the “Final Omnibus Rule”), which covered entities and business associates were generally required to come into compliance with by September 23, 2013. The Final Omnibus Rule enhances individual privacy protections, provides individuals new rights to their health information and strengthens the government’s ability to enforce HIPAA.
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
If we fail to comply with HIPAA or our policies and procedures are not sufficient to prevent the unauthorized disclosure of PHI, we could be subject to liability, fines and lawsuits under federal and state privacy laws, consumer protection statutes and other laws. Criminal penalties and civil sanctions may be imposed for failing to comply with HIPAA standards either as a covered entity or business associate, and these penalties and sanctions have significantly increased under the HITECH Act. In addition to imposing potential monetary penalties, the HITECH Act also requires OCR to conduct periodic compliance audits and empowers state attorneys general to bring actions in federal court for violations of HIPAA on behalf of state residents harmed by such violations. Several such actions have already been brought against both covered entities and business associates, and continued enforcement actions are likely to occur in the future.
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
We must also comply with the “breach notification” regulations, which implement provisions of the HITECH Act. In the case of a breach of “unsecured PHI,” covered entities must promptly notify affected individuals and the HHS Secretary, as well as the media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to the HHS Secretary on an annual basis. The regulations also require business associates of covered entities to notify the covered entity of such breaches by the business associate. Some covered entities have entered into settlement agreements with HHS for allegedly failing to have sufficient policies and procedures in place to address the breach notification provisions in the HITECH Act. If we experience a security breach, which can occur despite our best efforts to safeguard our data, we could be subject to liability, fines and lawsuits. The expenses associated with investigating and remediating a breach can be significant. Finally, a security breach can have a detrimental impact on our business reputation.
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

ERISA Regulation. The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), regulates certain aspects of employee pension and health benefit plans, including self-funded corporate health plans. We have agreements with self-funded corporate health plans to provide PBM services, and therefore, are a service provider to ERISA plans. ERISA imposes duties on any person or entity that is a fiduciary with respect to the ERISA plan. We administer pharmacy benefits for ERISA plans in accordance with plan design choices made by the ERISA plan sponsors. We do not believe that the general conduct of our business subjects us to the fiduciary obligations set forth by ERISA, except to the extent we have specifically contracted with an ERISA plan sponsor to accept fiduciary responsibility for the limited purpose of addressing benefit claims and appeals. However, there can be no assurance that the U.S. Department of Labor (the "DOL") or a private litigant would not assert that the fiduciary obligations imposed by ERISA apply to certain aspects of our operations.
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
Comprehensive PBM Regulation. Legislation directly regulating PBM activities in a comprehensive manner has been introduced in a number of states. In addition, legislation has been proposed in some states seeking to impose fiduciary obligations or disclosure requirements on PBMs. The District of Columbia has enacted a statute imposing fiduciary and disclosure obligations on PBMs. Similarly, both North Dakota and South Dakota have relatively comprehensive PBM laws that, among other things, increase financial transparency and regulate therapeutic interchange programs. In 2014, Maryland enacted new laws regulating transparency of MAC pricing calculations and requiring the creation of processes for overriding cost containment mechanisms such as step edits and fail first requirements. Each state that enacts such legislation requires us to adapt our operations in that state, which could materially adversely impact us.
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

Laws and Regulations Related to Our Mail and Specialty Pharmacy Operations
We operate mail pharmacy facilities in Indiana, Florida, Ohio and Texas and specialty pharmacies in Alabama, Georgia, Kansas, Louisiana, Maine, Massachusetts, Mississippi, Nevada, Tennessee, Texas, Indiana and West Virginia. In addition to the laws and regulations discussed above that may affect mail and specialty pharmacy operations, we are subject to state and federal statutes and regulations governing the operation of pharmacies, repackaging of drug products and dispensing of controlled substances. Among these are the following:

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

FDA Regulation. If the FDA learns of a potentially violative product that may lead or has led to a recall, the FDA may inspect facilities to determine the root cause of the problem and ensure that the firm has taken appropriate corrective and preventive action. In addition, the FDA has authority to require a drug manufacturer to submit and implement a risk evaluation and mitigation strategy (“REMS”) if the FDA determines that that a REMS is necessary for the safe and effective marketing of a drug. To the extent we dispense products subject to REMS requirements or provide REMS services to a pharmaceutical manufacturer, we are subject to audit by the pharmaceutical manufacturer.

Drug Supply Chain Security Act. Beginning on January 1, 2015, pharmacies and numerous other entities must comply with federal law aimed at securing the drug supply. The federal law will be implemented in stages over the next 10 years and will impose various requirements to ensure the legitimacy of drug products distributed in the United States. The federal law will establish a uniform national standard for product serialization and tracing that preempts existing and future state laws.

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

Employees

As of December 31, 2014, the Company had approximately 4,500 employees, primarily located in Schaumburg, Illinois, Rockville, Maryland and Scottsdale, Arizona, whose services are devoted full time to Catamaran and its subsidiaries. The Company has never had a work stoppage. The Company’s personnel are not represented by any collective bargaining unit and are not unionized. The Company considers its relations with its personnel to be good. The Company’s future success will depend, in part, on its ability to continue to attract, retain, and motivate highly qualified technical and managerial personnel, for whom competition is intense.

Financial information about segments

The Company operates in two reportable operating segments, PBM and HCIT. Financial information about the Company’s segments is described in Note 17 — Segment Information to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Customers

The Company generates a significant portion of its revenue from a small number of customers and for the year ended December 31, 2014, Cigna Corporation ("Cigna") accounted for 34% of total revenue. The loss of, or substantial changes in the services provided to, these significant customers, or the loss of other customers that could be significant in the aggregate, could have a material adverse effect on the Company’s results of operations. See "Item 1A. - Risk Factors - Business Risks - Our contract with Cigna exposes us to several risks and challenges due to the size of the client and the complexity and long-term nature of the agreement" below for additional information regarding our relationship with Cigna and other significant customers.

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

The PBM industry is very competitive. If we do not compete effectively, our business, results of operations, financial condition or cash flows could suffer. The industry is highly consolidated and dominated by a few large companies with significant resources, purchasing power, and other competitive advantages, which we do not have. A limited number of firms, including national PBM companies, such as Express Scripts Holding Company and CVS Health Corporation, have significant market share of the prescription volume. Our competitors also include drug retailers, physician practice management companies, and insurance companies/health maintenance organizations. We may also experience competition from other sources in the future. PBM companies compete primarily on the basis of price, service, reporting capabilities and clinical services. In most cases, our competitors are large, profitable, and well-established companies with substantially greater financial and marketing resources than our resources. Some of our services, such as disease management services, informed decision counseling services and medical information management services, also compete with those being offered by pharmaceutical manufacturers, specialized disease management companies, and information service providers. We may also experience competition from other sources in the future.

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

As mentioned above, in June 2013, we entered into a ten-year strategic PBM partnering agreement with Cigna to provide PBM services to Cigna's clients and members. Cigna is our largest customer and continues to account for a significant portion of our total revenue. For the year ended December 31, 2014, Cigna accounted for 34% of our total revenue. As a result, our recurring revenue base could be significantly impacted by any adverse trends in Cigna's business.  For example, if Cigna were to exit portions of its business or lose major clients, our results of operations would be adversely affected.

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

We are currently involved in litigation with Cigna regarding primarily the amount of formulary rebates under our agreement.  While we believe this matter should be resolved in a satisfactory manner, there can be no assurances that the ultimate resolution of this matter will not materially adversely affect our relationship with Cigna or our business and results of operations.

Demands by our customers for enhanced service levels, possible loss or unfavorable modification of contracts with our customers, or downstream customer dissatisfaction could negatively affect our profitability.

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

We may encounter either direct or indirect customer complaints about our business model that could lead to potential litigation.
Specifically, lawsuits have been filed against other health plans for allegedly discriminatory practices relating to formulary tiers and the use of mail order pharmacy services. A similar lawsuit against us could negatively affect our business.

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

We look to the acquisition of other businesses, such as the Merger with Catalyst, and acquisitions of National Medical Health Card Systems, Inc. (“NMHC”), MedfusionRx, PTRX, SaveDirectRx, HealthTran, Restat, and Salveo as a way to achieve our strategy of expanding our product offerings and customer base. The successful implementation of this acquisition strategy depends on our ability to identify suitable acquisition candidates, acquire companies on acceptable terms, integrate the acquired company's operations and technology successfully with our own, and maintain the goodwill of the acquired business. We are unable to predict whether or when we will be able to identify any suitable additional acquisition candidates or the likelihood that any potential acquisition will be completed. It is also possible that a potential acquisition will be dilutive to existing shareholders. In addition, while we believe we have the experience and know-how to integrate acquisitions, such efforts entail significant risks including, without limitation:

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

Changes in the industry pricing benchmarks and related CMS reporting requirements could adversely affect our financial performance.

Contracts in the prescription drug industry, including our contracts with our retail network pharmacies and with our PBM customers, have traditionally used certain published benchmarks to establish pricing for prescription drugs. These benchmarks include Average Wholesale Price (“AWP”), Average Sales Price (“ASP”), Average Manufacturer Price ("AMP"), Wholesale Acquisition Cost ("WAC"), and Direct Price. Most of our contracts with pharmacies and customers historically utilized the AWP standard. Class action litigation settlements occurring in March 2009 with the two primary entities that publish AWP, have raised uncertainties as to whether payors, pharmacy providers, PBMs and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated or whether other pricing benchmarks will be adopted for establishing prices within the industry.

Further, changes in the reporting of any applicable pricing benchmarks, including the introduction of a new pricing benchmark in place of AWP, or in the basis for calculating reimbursements proposed by the federal government and certain states, and other legislative or regulatory adjustments that may be made regarding the reimbursement of payments for drugs by Medicaid and Medicare, including CMS's proposed retail survey-based alternative to AWP, could impact our pricing to customers and other payors and could impact our ability to negotiate discounts with manufacturers, wholesalers, or retail pharmacies. Since November 2013, CMS has been posting to its website final data files from its surveys of retail community pharmacy acquisition costs, and at least one state has already implemented a reimbursement methodology based on this data. In some circumstances, such ongoing legislative and regulatory changes could also impact the reimbursement that we receive in our mail and specialty pharmacies or that we receive from Medicare or Medicaid programs for drugs covered by such programs and from managed care organizations that contract with government health care programs to provide prescription drug benefits. In addition, it is possible that payors and pharmacy providers will disagree with the use or application of the changes we have put in place or begin to evaluate other pricing benchmarks as the basis for contracting for prescription drugs and PBM services in the future, and the effect of this development on our business cannot be predicted at this time. Due to these and other uncertainties, we can give no assurance that the short or long-term impact of changes to industry pricing benchmarks will not have a material adverse effect on our financial performance, results of operations and financial condition in future periods.

CMS and state legislatures continue to require greater pricing transparency. For contracts beginning in 2016 or subsequent contract years, Part D sponsors must update MAC prices every seven days and disclose these prices in advance of their use, if the source for the pricing standard is not publicly available. Further, beginning with the 2016 contract year, Part D sponsors must reflect all pharmacy price concessions, other than contingent price concessions that cannot be determined at the point of sale, in reported negotiated prices. A number of states have proposed and passed legislation requiring PBMs to disclose pricing methodologies. These developments may impact our pricing and our ability to negotiate payor agreements.

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

We receive fees from our clients for administering a rebate program with pharmaceutical manufacturers based on the use of selected drugs by members of health plans sponsored by our clients, as well as fees for other programs and services. We believe our business, results of operations, financial condition or cash flows could suffer if:

•	we lose relationships with one or more key pharmaceutical manufacturers or third-party rebate administrators;

•	we are unable to finalize rebate contracts with one or more key pharmaceutical manufactures in the future, or are unable to negotiate interim arrangements;

•	rebates decline due to the failure of our health plan sponsors to meet market share or other thresholds;

•	legal restrictions are imposed on the ability of pharmaceutical manufacturers to offer rebates or purchase our program services;

•	pharmaceutical manufacturers choose not to offer rebates or purchase our programs or services; or

•	rebates decline due to contract branded products losing their patients

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

In order to meet customer demands, we must continually reassess our formulary lists. Any formulary management decision may face opposition from pharmaceutical manufacturers or related parties and could result in litigation. At least one other PBM has been sued as a result of formulary changes. Similar lawsuits against us could negatively affect our business.

Failures in compliance or changes in laws or regulations in the healthcare industry could adversely affect our business.

The healthcare industry is highly regulated and is subject to changing political, economic, and regulatory influences. For example, the Balanced Budget Act of 1997 (Public Law 105-32) contained significant changes to Medicare and Medicaid and had an impact for several years on healthcare providers' ability to invest in capital intensive systems. In addition, the Health Insurance Portability and Accountability Act of 1996 (Public Law 104-191) (“HIPAA”), as amended by the 2009 Health Information Technology for Economic and Clinical Health Act (Public Law 111-5) (“HITECH”), and Canadian privacy statutes directly impact the healthcare industry by requiring various security and privacy measures in order to ensure the protection of patient health information. Over the years, the government has become increasingly involved in healthcare issues, and healthcare related legislation continues to impact the industry and impose compliance obligations on the industry, including, for example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Public Law 108-173) (“Medicare Modernization Act” or “MMA”), which introduced the Medicare Part D benefit, effective January 1, 2006; the Deficit Reduction Act of 2005 (Public Law 109-171) (“DRA”); the Medicare Improvements for Patients and Providers Act of 2008 (Public Law 110-275) (“MIPPA”); the American Recovery and Reinvestment Act of 2009; the Patient Protection and Affordable Care Act (Public Law 111-148) (“PPACA”); and the Health Care and Education Reconciliation Act of 2010 (Public Law 111-152), which amended the PPACA (collectively, the “Health Care Reform Laws”). In addition, other U.S. initiatives at both the federal and state levels could lower reimbursement rates and otherwise change the business environment of our customers and the other entities with which we have a business relationship. Further, existing laws and regulations are subject to changing interpretation by courts, regulatory agencies, and enforcement by agency officials. PBMs have also increasingly become the target of federal and state litigation over alleged practices relating to prescription drug switching, soliciting and receiving unlawful remuneration, processing dual eligible claims, handling of rebates, and fiduciary duties, among others.

These healthcare law developments and compliance obligations affect PBMs directly, and also impact the purchasing practices and operation of healthcare organizations. For example, the Health Care Reform Laws impose new transparency requirements on PBMs, and CMS issued a final rule implementing these requirements in April 2012. Among other requirements, the new transparency regulations require PBMs to report certain data to the Medicare Part D plan sponsor, who in turn must provide such information to CMS, including, for example, the total number of prescriptions that were dispensed, the aggregate rebates and discounts received by the PBM and attributable to patient utilization under the plan, the percentage of all prescriptions that were provided through retail pharmacies compared to mail pharmacies, and the aggregate amount of rebates received by the PBM and passed through to a Medicare Part D sponsor. CMS has finalized regulations implementing the PPACA overpayment rule. Part D sponsors must report and return any overpayments within 60 days after an overpayment is identified, and failure to do so can result in liability under the False Claims Act. Any fraudulent overpayment is subject to a look-back period of the six previous plan years. Failure to timely identify and return overpayments could impact our business as a PDP sponsor, and the customers of our PBM services.

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

Additionally, we hold a number of federal and state licenses which are necessary to conduct our business. With our acquisition of MedfusionRx and its specialty pharmacies in December 2010, additional state regulations became applicable to us. Various aspects of the specialty pharmacy business are governed by state laws and regulations not previously applicable to us or which may now be applicable in different ways. Significant sanctions may be imposed for violations of these laws, and compliance programs are a significant operational requirement of our business. There are significant uncertainties involving the application of many of these legal requirements to us. Accordingly, we may be required to incur additional administrative and compliance expenses in determining the applicable requirements and in adapting our compliance practices, or modifying our business practices, in order to satisfy changing interpretations and regulatory policies. Failure to comply with requirements of our state and federal licenses could result in the loss of such licenses which could adversely affect our business.

Government efforts to reduce health care costs and alter health care financing practices could lead to a decreased demand for our services or to reduced rebates from manufacturers.

The Health Care Reform Laws and other proposals considered by Congress related to health care, could impact PBMs directly (e.g., requiring disclosure of information about pricing and product switches) or indirectly (e.g., modifying reimbursement rates for pharmaceutical manufacturers participating in government programs). The Health Care Reform Laws and other health care related proposals and related regulations may increase government involvement in healthcare and regulation of PBMs, pharmacy services and managed care plans, or otherwise change the way we do business. Some of these initiatives would, among other things, require that health plans members have greater access to drugs not included on a plan's formulary and give health plan members the right to sue their health plans for malpractice when they have been denied care. Health plan sponsors may react to the Health Care Reform Laws or other health care related proposals, and the uncertainty surrounding them, by cutting back or delaying the purchase of our PBM services, and manufacturers may react by reducing rebates or reducing supplies of certain products. These proposals could lead to a decreased demand for our services or to reduced rebates from manufacturers. We cannot predict what effect, if any, these proposals may have on our businesses. PBMs have been subject in recent years to enhanced political scrutiny for entering into agreements with manufacturers to allegedly limit access to generic products and for allegedly contributing to over-utilization and off-label use of some antipsychotic drugs. This enhanced scrutiny may result in increased audits or examination of the PBM industry. Further, in its FY 2013 Workplan, the HHS Office of Inspector General (“OIG”) indicated an intent to focus on PBMs, with plans to (i) review the rebates collected by Medicare Part D sponsors and PBMs and analyze whether there are any discrepancies between the rebate amounts negotiated between PBMs and manufacturers and the actual rebates paid and (ii) assess Medicare Part D sponsors' abilities to oversee the ways in which PBMs carry out their responsibilities to administer their formularies and manage prescription drug use. This focus has continued in subsequent Workplans; for example, in the FY 2015 Workplan, the OIG announced an assessment of the adequacy of CMS’ oversight over Part D sponsors’ Pharmacy & Therapeutic committee conflict-of-interest procedures. Other legislative or market-driven changes in the healthcare system that we cannot anticipate could also materially adversely affect our business, financial condition and results of operations.

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

In addition, as an approved PDP sponsor, we are a direct contractor to the federal government and are subject to the rules, regulations, and enforcement authority of the federal government over its contractors. Our subsidiary, Catamaran Insurance of Ohio, Inc., holds a contract with CMS to offer PDP services to employer groups. As required by CMS regulations for becoming a PDP sponsor, Catamaran Insurance of Ohio, Inc. is licensed as a domestic insurance company in its domicile state, Ohio, and is further licensed as a non-resident insurer in 47 other states. We are currently able to offer non-risk based and risk-bearing Medicare benefits to employer groups. We do not currently offer our PDP services directly to individual Medicare Part D enrollees and we would require a contract with CMS authorizing us to do so. If material contractual or regulatory non-compliance was to be identified, including, for example, during CMS audits or client audits in cases where we service PDP sponsors, recoupment, monetary penalties and/or applicable sanctions, including suspension of enrollment and marketing or debarment from participation in Medicare programs, could be imposed, which could adversely impact the business. Further, the adoption or promulgation of new or more complex regulatory requirements or changes in the interpretation of existing regulatory requirements, in each case, associated with Medicare may require us to incur significant compliance-related costs which could adversely impact our business and our financial results.

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

The covenants and restrictions in our debt instruments could adversely affect our business, financial condition and results of operations.

In July 2012, we entered into a $1.8 billion senior secured term loan and revolving credit agreement with a group of lenders led by JP Morgan Chase Bank, N.A. (the "Credit Agreement”). Concurrently with the Merger with Catalyst, we borrowed $1.4 billion under the Credit

Agreement to partially finance the Merger. In October 2013, we borrowed $350.0 million under the Credit Agreement to partially finance the acquisition of Restat. In March 2014, we issued $500.0 million aggregate principal amount of 4.75% Senior Notes due 2021. We used the net proceeds from this offering to repay $300.0 million of the Company's outstanding borrowings under the Revolving Facility leaving the Company with approximately $800.0 million of available borrowing capacity under the Revolving Facility as of December 31, 2014.

Our indebtedness under our debt instruments could adversely affect our financial condition. We will be required to devote a portion of our cash flows from operating activities to service our indebtedness, and therefore, such cash flows will not be available for other corporate purposes. If we are unable to generate sufficient cash flow from operations in the future to service our debt obligations, we may be required to refinance all or a portion of our existing debt facilities, or to obtain additional financing and facilities. However, we may not be able to obtain such refinancing or additional facilities on favorable terms or at all.

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

We have significant goodwill and other intangible assets totaling approximately $5.7 billion as of December 31, 2014. We are required to periodically evaluate goodwill and other intangible assets for impairment. In the future we may take charges against earnings resulting from impairment. Any determination requiring the write-off of a significant portion of our goodwill or other intangible assets could adversely affect our results of operations and our financial condition.

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
None

ITEM 2.    PROPERTIES
The Company’s principal executive offices, along with PBM and HCIT operations, are located in an approximately 300,000 square foot leased office facility located at 1600 McConnor Parkway, Schaumburg, Illinois (suburban Chicago). This lease expires in January 2025. Additionally, the Company maintains PBM and HCIT operations in several other leased locations in the U.S. and Canada, including Arizona, Arkansas, Colorado, Georgia, Illinois, Ontario (Canada), Massachusetts, Maryland, Pennsylvania, Wisconsin and Texas. We operate mail pharmacy facilities in Indiana, Florida, Ohio and Texas and specialty pharmacies in Alabama, Georgia, Indiana, Kansas, Louisiana, Maine,

Massachusetts, Mississippi, Nevada, Tennessee, Texas and West Virginia. The Company believes these properties are adequate for its current operations. All of the Company's facilities are leased, except the mail and specialty pharmacy located in Jeffersonville, Indiana, which is owned by the Company.

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
Market Information
The Company’s common stock is traded on the Toronto Stock Exchange (“TSX”) and NASDAQ Stock Market (“NASDAQ”) under the ticker symbols “CCT” and “CTRX,” respectively. Stock prices quoted on the TSX are denominated in Canadian dollars. The following table sets forth for each period indicated the high and low sales prices for the Company’s common stock on the TSX:

	High		Low
2014
First quarter	Cdn	$58.82	Cdn	$48.68
Second quarter	Cdn	$50.57	Cdn	$40.52
Third quarter	Cdn	$54.19	Cdn	$45.43
Fourth quarter	Cdn	$60.72	Cdn	$44.17
2013
First quarter	Cdn	$59.00	Cdn	$47.23
Second quarter	Cdn	$58.62	Cdn	$47.78
Third quarter	Cdn	$60.93	Cdn	$47.10
Fourth quarter	Cdn	$55.00	Cdn	$45.86
The Company’s common stock began trading on the NASDAQ on June 13, 2006. The following table sets forth for each period indicated the high and low sales prices for the Company’s common stock on the NASDAQ:

	High	Low
2014
First quarter	$52.98	$44.13
Second quarter	$45.91	$36.98
Third quarter	$49.40	$41.95
Fourth quarter	$52.34	$39.40
2013
First quarter	$57.40	$47.91
Second quarter	$58.18	$46.29
Third quarter	$58.73	$45.76
Fourth quarter	$52.75	$43.49

On January 31, 2015, the closing sale price of the common stock, as reported by the TSX and NASDAQ was Cdn.$63.45 and $49.91 per share, respectively. As of January 31, 2015, there were approximately 92,000 holders of the Company’s common stock either of record or in street name.

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

Stock Performance
TSX
The following graph shows a five-year comparison of cumulative returns for the Company’s stock, as compared to the TSX Composite Index and the S&P/TSX Capped Health Care index, as of December 31 of each year indicated. The graph assumes an initial investment of Cdn.$100 was made on January 4, 2010 and assumes the reinvestment of any dividends.

The following table presents the five-year comparison of cumulative returns for the Company’s stock, as compared to the TSX Composite Index and the S&P/TSX Capped Health Care Index, as of December 31 of each year indicated. The values assume an initial investment of Cdn.$100 was made on January 4, 2010 and assume the reinvestment of any dividends. Amounts presented in the table below are in Canadian dollars.

	Cumulative Total Return
	1/2/2010	2010	2011	2012	2013	2014
Catamaran	$100	$146	$196	$321	$346	$412
TSX Composite	$100	$113	$101	$105	$115	$123
S&P/TSX Capped Health Care Index	$100	$138	$156	$174	$243	$287

Nasdaq

The following graph shows a five-year comparison of cumulative return the Company’s stock, as compared to the Nasdaq Composite Index and the iShares Dow Jones US Healthcare Index, as of December 31 of each year indicated. The graph assumes an initial investment of $100 was made on January 4, 2010 and assumes the reinvestment of any dividends.

The following table presents a five-year comparison of cumulative returns for the Company’s stock, as compared to the Nasdaq Composite Index and the iShare Dow Jones US Healthcare index, as of December 31 of each year indicated. The values assume an initial investment of $100 was made on January 4, 2010 and assumes the reinvestment of any dividends.

	Cumulative Total Return
	1/2/2010	2010	2011	2012	2013	2014
Catamaran	$100	$154	$203	$338	$340	$371
Nasdaq Composite	$100	$115	$113	$131	$181	$205
iShares Dow Jones US Healthcare	$100	$103	$114	$136	$192	$240
The information in this “Stock Performance” section shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934.
Recent Sales of Unregistered Securities
Not applicable.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data have been derived from the consolidated financial statements of the Company contained elsewhere in this Annual Report on Form 10-K and the Company’s Annual Report on Form 10-K for the fiscal years ended December 31, 2013 and 2012. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, including the notes thereto.

	For The Years Ended December 31,
	2014 (9)(10)	2013(8)	2012(4)(5)(6)(7)	2011(3)	2010(1)(2)
	(Dollars in thousands except share and per share data)
Statement of Operations Data:
Revenue	$21,581,890	$14,780,094	$9,940,120	$4,975,496	$1,948,389
Net income attributable to the Company	$317,293	$262,170	$116,658	$91,786	$64,735
Earnings per share attributable to the Company
Basic	$1.53	$1.27	$0.70	$0.74	$0.53
Diluted	$1.53	$1.27	$0.70	$0.73	$0.51
Weighed average common shares outstanding:
Basic	207,103,603	206,013,876	166,765,682	124,253,312	121,473,662
Diluted	207,752,145	206,719,526	167,830,620	125,903,516	126,273,200
Ratio of earnings to fixed charges (10)	7.66	8.18	6.89	35.20	30.94

Balance Sheet Data:
Total assets	$9,324,185	$7,995,763	$7,385,127	$1,050,307	$816,790
Debt-current and long-term portion	$1,426,223	$1,265,363	$1,173,403	$—	$—
Total equity	$5,279,107	$4,911,498	$4,609,861	$671,038	$553,256
 Notes:

1)
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

3)
The Company completed its acquisitions of PTRX and SaveDirectRx on October 3, 2011. The aggregate purchase price for the acquisitions was $77.2 million in cash, subject to customary working capital adjustments, with an additional $4.5 million potential earn-out payment subject to the achievement of certain financial performance targets through 2012.

4)
In January 2012, the Company completed the acquisition of all of the outstanding equity interests of HealthTran, a full-service PBM, in exchange for $250.0 million in cash, subject to certain customary post-closing adjustments.

5)
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

6)
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

7)
On September 20, 2012, the Company executed a two-for-one stock split effected by a stock dividend on the issued and outstanding common shares of the Company. The additional common shares were issued on October 1, 2012. All share and per share data presented in this Annual Report have been adjusted to reflect this stock split.

8)
On October 1, 2013, the Company completed the acquisition of Restat, LLC, a privately held pharmacy PBM based in Milwaukee, Wisconsin, for a purchase price of $409.5 million in cash subject to certain customary post-closing adjustments. The purchase price was funded from Catamaran’s existing cash balance and $350.0 million in borrowings under the Revolving Facility. The acquisition provides the Company the opportunity to bring Catamaran's full-suite of technology and clinical services to Restat's clients, including mail and specialty pharmacy services.

9)
In March 2014, the Company issued $500.0 million aggregate principal amount of the 4.75% Senior Notes due 2021. The Company used the net proceeds from this offering to repay $300.0 million of the Company's outstanding borrowings under the Revolving Facility leaving the Company with approximately $800.0 million of available borrowing capacity under the Revolving Facility as of December 31, 2014. The Company used the remainder of the net proceeds from this offering for general corporate purposes.

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

Certain statements included in this MD&A, including those that express management's objectives and the strategies to achieve those objectives, as well as information with respect to the Company's beliefs, plans, expectations, anticipations, estimates and intentions, constitute “forward-looking statements” within the meaning of applicable securities laws. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management at this time, are inherently subject to significant business, economic and competitive uncertainties and contingencies. We caution that such forward-looking statements involve known and unknown risks, uncertainties and other risks that may cause our actual financial results, performance, or achievements to be materially different from our estimated future results, performance or achievements expressed or implied by those forward-looking statements. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including without limitation, our ability to achieve increased market acceptance for our product offerings and penetrate new markets; our ability to compete successfully; our dependence on, and ability to retain, key customers; customer demands for enhanced services levels or loss or unfavorable modification with our customers; the risks and challenges associated with our PBM partnering agreement with Cigna Corporation due to the size of the client and the complexity and term of the agreement; consolidation in the healthcare industry; our ability to identify and complete acquisitions, manage our growth, integrate acquisitions and achieve expected synergies from acquisitions; changes in industry pricing benchmarks and continuing market and economic challenges; our ability to maintain our relationships with pharmacy providers, pharmaceutical manufacturers, third-party rebate administrators and suppliers; compliance with existing laws, regulations and industry initiatives and future change in laws or regulations in the healthcare industry; our ability to maintain our relationships with suppliers; the outcome of any legal or tax proceeding that has been or may be instituted against us; the existence of undetected errors or similar problems in our software products; potential liability for the use of incorrect or incomplete data; interruption of our operations due to outside sources and breach of our security by third parties; our dependence on the expertise of our senior management and other personnel; maintaining our intellectual property rights and litigation involving intellectual property rights; our ability to obtain, use or successfully integrate third-party licensed technology; our ability to accurately forecast our financial results; our level of indebtedness and the covenants and restrictions in the agreements governing our outstanding indebtedness; our access to sufficient capital to fund our future requirements and potential write-offs of goodwill or other intangible assets. In addition, numerous factors could cause actual results with respect to the proposed Healthcare Solutions acquisition to differ materially from those in the forward-looking statements, including, without limitation, the possibility that the expected efficiencies and cost savings from the proposed transaction will not be realized, or will not be realized within the expected time period; the risk that the Catamaran and Healthcare Solutions businesses will not be integrated successfully; the ability to obtain regulatory approvals of the proposed transaction on the proposed terms and schedule contemplated by the parties; disruption from the proposed transaction making it more difficult to maintain business and operational relationships; the risk of customer attrition at Healthcare Solutions or Catamaran; the timing of the closing of the proposed acquisition; and the possibility that the proposed acquisition does not close, including, but not limited to, due to the failure to satisfy the closing conditions.

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
The Company's specialty pharmacy offering provides customers the ability to control spending on specialty medications and ensure patients receive the necessary, personalized support for complex medications in one of the fastest growing sectors of pharmaceutical spending. The Company’s specialty therapy medication management program uses a highly-trained and specialized clinical staff organized in disease pods, a patient-centric approach, and evidence based clinical treatment protocols. The patient care team communicates with the patient, patient’s physician, and other caregivers as needed to obtain a complete medical and pharmacy history and then craft an individualized treatment plan, including patient education, counseling and expected therapy outcomes. Plan savings are achieved as the cost for specialty medication using this program is generally lower than retail pricing. In addition, the Company is a national provider of drug benefits to its customers under the federal government’s Medicare Part D program.

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

Under the Company’s customer contracts, the pharmacy is solely obligated to collect the co-payments from the participants. As such, the Company does not include participant co-payments paid to non-Company owned pharmacies in revenue or cost of revenue. During 2014, 2013 and 2012, the Company's network pharmacies, excluding the Company's internally owned mail and specialty locations, collected approximately $4.3 billion, $2.9 billion, and $1.8 billion, respectively, in co-payments from the participants. If we had included these co-payments collected at non-Company owned pharmacies in our reported revenue and direct expenses, our operating and net income would not have been affected.

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
Selected trends and highlights for the year ended December 31, 2014 compared to the same period in 2013
Business Trends
Our results for the year ended December 31, 2014 reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics, low-cost brands and utilization of the Company's mail and specialty pharmacies. A key focus during the year was completing the integration of the Restat, LLC ("Restat") acquisition and implementing Cigna, our largest client. The additional scale and product offerings helped the Company continue to see the positive trends we experienced in 2013 related to improved pricing from increased scale and increased generic usage, and enabled the Company to offset the negative impact of various marketplace forces affecting pricing and plan structure, among other factors, and thus we were able to continue to generate improvements in our results of operations. Additionally, the regulatory environment continued to evolve during the year and we have continued to make significant investments in our product offerings designed to keep us ahead of the competition.

The integration of our recent acquisitions has helped drive overall growth in our top line revenue as well as in our overall operating results. We also continue to benefit from better management of ingredient costs through increased competition among generic manufacturers. The average generic dispensing rate ("GDR"), or the number of generic prescriptions as a percentage of the total number of prescriptions dispensed, for Catamaran clients reached 86% in 2014, compared to 84% in 2013. This trend is a result of a consultative client management approach and the strategic management of generic utilization, channel management, clinical programs, plan design and the use of a preferred network. This increase was helped considerably by a continuing wave of major generic releases.

Financial Results

Total revenue in 2014 was $21.6 billion as compared to $14.8 billion in 2013. The increase is largely attributable to an increase in PBM revenue of $6.8 billion which was mainly due to organic growth driven by new customer contract implementations, including the continued implementation of the Cigna contract, as well as a full year of results from the Restat acquisition. As a result of these factors, the Company's adjusted prescription claim volume increased 36.5% in 2014 to 404.1 million from 296.0 million during 2013. Adjusted prescription claim volume equals the Company's retail and specialty pharmacy prescriptions, plus mail pharmacy prescriptions multiplied by three. The mail pharmacy prescriptions are multiplied by three to adjust for the fact that they typically include a three month supply of product days compared with retail and specialty prescriptions which typically include a one month supply.

Operating income increased $125.2 million, or 28.2%, in 2014 to $569.0 million as compared to $443.8 million in 2013. The increase is largely attributable to an increase of $234.4 million in gross profit as a result of the increased adjusted prescription claim volume noted previously. The increase in gross profit was partially offset by a $77.6 million increase in SG&A expenses due to additional costs to support the growth in the PBM business, plus a $10.0 million increase in amortization expense primarily due to the intangible assets acquired as a result of the Restat acquisition.

The Company reported net income attributable to the Company of $317.3 million, or $1.53 per share (fully-diluted), for the year ended December 31, 2014, an increase of $55.1 million or 21.0% compared to $262.2 million, or $1.27 per share (fully-diluted), in 2013. Net income attributable to the Company is higher for the year ended December 31, 2014 as compared to 2013 as a result of new customer contract implementations during the year, including the continued implementation of the Cigna contract, as well as a full year contribution from the Restat book of business. These positive impacts to net income attributable to the Company were offset by an increase in operating expenses as discussed above, as well as an increase in interest expense of $16.4 million as a result of the issuance in March 2014 of $500.0 million aggregate principal amount of the Senior Notes, offset by a repayment of $300.0 million of the Company's outstanding borrowings under the Revolving Facility in March 2014.

Earnings per share attributable to the Company (fully-diluted) increased $0.26 or 20.5% to $1.53 for the year ended December 31, 2014 as compared to $1.27 for the year ended December 31, 2013, primarily due to the increase in net income attributable to the Company as previously noted.

Strong operational results and strong attention to cash management yielded cash flow from operations of $590.2 million in 2014, an increase of $114.8 million from 2013.

Business Combinations

Subsequent to the end of the current reporting period, on February 26, 2015, the Company announced that it had entered into a definitive agreement to acquire Healthcare Solutions, Inc. ("Healthcare Solutions") a current PBM customer operating in the workers' compensation space, for a purchase price of $405 million in cash, subject to customary post-closing adjustments. The acquisition provides the Company the opportunity to further expand our presence in the workers' compensation market. The acquisition is expected to be completed in the second quarter of 2015, subject to certain customary closing conditions.

Also subsequent to the end of the current reporting period, on January 2, 2015, the Company completed the acquisition of Salveo, an independent specialty pharmacy with locations in New York and California, for a purchase price of $260.0 million in cash, subject to certain customary post-closing adjustments. The purchase price was funded from Catamaran's existing cash balance. The acquisition provides the Company with the opportunity to expand its geographic footprint and therapy mix in the specialty pharmacy market.

On October 1, 2013, the Company completed the acquisition of all of outstanding equity interests of Restat, a privately held PBM based in Milwaukee, Wisconsin, for a purchase price of $409.5 million in cash subject to certain customary post-closing adjustments. The purchase price was funded from Catamaran’s existing cash balance and $350.0 million in borrowings under the Revolving Facility. The acquisition provides the Company the opportunity to bring Catamaran's full-suite of technology and clinical services to Restat's clients, including mail and specialty pharmacy services.

Recent Developments

In March 2014, the Company issued $500.0 million aggregate principal amount of the Senior Notes. The Company used the net proceeds from this offering to repay $300.0 million of the Company's outstanding borrowings under the Revolving Facility and for general corporate purposes.

Results of Operations

	Years Ended December 31,
	2014	2013	2012
	In thousands, except per share data
Revenue	$21,581,890	$14,780,094	$9,940,120
Cost of revenue	20,221,837	13,654,449	9,206,744
Gross profit	1,360,053	1,125,645	733,376
SG&A	518,351	440,759	369,492
Depreciation of property and equipment	59,486	37,926	16,749
Amortization of intangible assets	213,220	203,192	130,116
Operating income	568,996	443,768	217,019
Interest and other expense, net	61,088	41,626	26,682
Income before income taxes	507,908	402,142	190,337
Income tax expense	134,186	103,403	69,316
Net income	373,722	298,739	121,021
Less: Net income attributable to non-controlling interest	56,429	36,569	4,363
Net income attributable to the Company	$317,293	$262,170	$116,658
Diluted earnings per share attributable to the Company	$1.53	$1.27	$0.70

Revenue

Revenue increased $6.8 billion, or 46.0%, to $21.6 billion during 2014 from $14.8 billion in 2013 as a result of an increase in adjusted prescription claim volume of 36.5% to 404.1 million in 2014 from 296.0 million during 2013. Several factors drove the increase in the adjusted prescription claim volume, including organic growth added through new customer implementations which includes the continued implementation of the Cigna contract as well as additional claim volume related to a full year contribution from the Restat book of business. Additionally, revenue per prescription claim increased in 2014 as a result of increased specialty claim volume. Specialty claims carry a significantly higher average revenue per prescription as compared to the Company's general book of business.

Revenue increased $4.8 billion, or 48.7%, to $14.8 billion during 2013 as compared to 2012, as a result of an increase in adjusted prescription claim volume of 48.8% to 296.0 million in 2013 from 198.9 million during 2012. The increase in the claim volume was mainly due to a full year of volume from the Catalyst book of business, organic volume added through new customer contract implementations from a strong 2012 selling season and volume added in the fourth quarter of 2013 from the acquisition of Restat.

Cost of Revenue

Cost of revenue increased $6.6 billion, or 48.1%, to $20.2 billion in 2014 from $13.7 billion in 2013, primarily due to the increased adjusted claim volume due to the reasons noted in the revenue discussion above. During the years ended December 31, 2014 and 2013, the cost of prescriptions dispensed from the Company's PBM segment accounted for 98.2% and 97.6% of the cost of revenue, respectively. The cost of prescriptions dispensed is substantially comprised of the actual cost of the prescription drugs sold, plus any applicable shipping or dispensing costs. As a percentage of revenue, cost of revenue was 93.7% and 92.4% for the years ended December 31, 2014 and 2013, respectively, a slight increase which was mostly due to increased volume related to the Cigna contract transactions, which carry a lower margin per claim as compared to the Company's general book of business. This increase is partially offset by increased utilization of generics and increased volumes at the Company's mail and specialty pharmacies. The Company continues to focus on increasing generic utilization, mail and specialty penetration and improved pricing as a result of increased scale in order to lower our costs of goods sold.

During 2013, cost of revenue increased $4.4 billion, or 48.3%, to $13.7 billion as compared to $9.2 billion in 2012. The increase in cost was consistent with the increased revenue during 2013, which was driven by the increased revenue from the PBM segment as a result of the increased adjusted claim volume, acquisition of Restat, new customer starts in 2013 as well as additional services sold to existing customers.

Gross Profit

Gross profit increased $234.4 million, or 20.8%, to $1.4 billion during 2014, mainly due to an increase in PBM revenues as discussed above. Consolidated gross profit percentage decreased from 7.6% of revenue for the year ended December 31, 2013 to 6.3% of revenue for the year ended December 31, 2014, mainly due to Cigna transactions which were a large driver of the Company's revenue increase, carrying a significantly lower gross profit percentage as compared to the historical PBM business. This decrease was offset by positive impact from increased generic utilization and increased mail and specialty penetration during 2014.

Gross profit increased $392.3 million, or 53.5%, to $1.1 billion during 2013 as compared to 2012, mostly due to incremental PBM revenues. Gross profit percentage increased from 7.4% of revenue for the year ended December 31, 2012 to 7.6% of revenue for the year ended December 31, 2013. The PBM segment's gross profit percentage increased due to the synergies realized from the Company's acquisitions.

SG&A Costs

SG&A costs for the year ended December 31, 2014 were $518.4 million, $440.8 million and $369.5 million for the years ended December 31, 2013 and 2012, respectively. SG&A costs consist primarily of employee costs in addition to professional services costs, facilities and costs not related to cost of revenue. SG&A costs have increased $77.6 million, or 17.6%, from 2013 to 2014 due to having a full year of costs to support and integrate the business acquired from Restat that were only present for one quarter of the year in 2013. Additionally, operating costs increased due to the continued implementation of the Cigna contract along with increased costs as a result of organic increases in SG&A in order to support the growth of the PBM segment.

SG&A costs increased $71.3 million, or 19.3%, in 2013 as compared to 2012 due to having a full year of costs to support the Catalyst business whereas 2012 only included half a year, offset by a decrease in the transaction and integration expenses related to the Catalyst Merger that occurred in 2012. SG&A costs also include stock-based compensation expense of $31.3 million, $24.2 million and $17.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in stock-based compensation was due to additional awards granted and increasing fair values per award.

Depreciation

Depreciation expense relates to property and equipment used in all areas of the Company except for those depreciable assets directly related to the generation of revenue, which is included in the cost of revenue in the consolidated statements of operations. Depreciation expense increased $21.6 million, or 56.8%, to $59.5 million for the year ended December 31, 2014 from $37.9 million in 2013, driven by new fixed assets placed in service in 2014 to support the continued growth in the Company's business as well as a full year of depreciation of Restat assets.

Depreciation expense for the year ended December 31, 2013 increased $21.2 million from $16.7 million in 2012 as a result of an additional half of year of depreciation from the assets acquired in the Merger with Catalyst, the acquisition of Restat, along with new fixed asset purchases in 2013 to support the continued growth in the Company's business.

Amortization

Amortization expense for the year ended December 31, 2014 increased $10.0 million to $213.2 million compared to $203.2 million for the year ended December 31, 2013, as a result of having a full year of Restat amortization as compared to one quarter of Restat amortization in 2013.

Amortization expense for the year ended December 31, 2013 was $203.2 million compared to $130.1 million for the year ended December 31, 2012. The increase in amortization expense was driven mainly by an additional half year of amortization of the intangible assets acquired in the Merger with Catalyst as well as additional amortization as a result of the acquisition of Restat.

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

Interest and other expense, net

Interest and other expense, net increased $19.5 million to $61.1 million for the year ended December 31, 2014 from $41.6 million in 2013. The increase is driven by an increase in the interest expense of $16.4 million to $55.5 million for the year ended December 31, 2014 from $39.1 million in 2013. The increase in interest expense is a result of a higher average principal amount of long-term debt outstanding resulting from the issuance in March 2014 of $500 million aggregate principal of the Senior Notes. Refer to Note 9 — Long - Term Liabilities in the notes to the consolidated financial statements for more information related to the Company's debt agreements. Interest expense increased $13.3 million to $39.1 million for the year ended December 31, 2013 compared to 2012, driven by a full year of outstanding borrowings under the Company's credit facility used to partially finance the Merger with Catalyst and an additional $350.0 million utilized to partially finance the acquisition of Restat.

Income Taxes

The Company recognized income tax expense of $134.2 million for the year ended December 31, 2014, representing an effective tax rate of 26.4%, compared to $103.4 million, representing an effective tax rate of 25.7%, for the same period in 2013. The increase in tax expense in 2014 compared to 2013 was mainly due to higher taxable income partially offset by tax benefits related to cross jurisdictional financing.

The Company recognized income tax expense of $103.4 million, representing an effective tax rate of 25.7% in 2013 compared to $69.3 million, representing an effective tax rate of 36.4% for the same period in 2012. The increase in tax expense in 2013 compared to 2012 was mainly due to higher taxable income as a result of the Merger with Catalyst as well as new customer implementations in 2013. The effective tax rate decreased during 2013 due to certain costs the Company incurred in 2012 that were not deductible as a result of the Catalyst Merger which increased the effective rate in 2012. Additionally, tax benefits related to cross jurisdictional financing reduced the effective tax rate in 2013 versus 2012.

Segment Analysis

The Company manages its business in two segments: PBM and HCIT, and evaluates segment performance based on revenue and gross profit. Information about the Company’s reportable segments for the years ended December 31, 2014, 2013 and 2012 is presented below:

PBM	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Revenue	$21,429,983	$14,632,104	$9,785,084
Cost of revenue	20,155,768	13,583,941	9,141,029
Gross profit	$1,274,215	$1,048,163	$644,055
Gross profit %	5.9%	7.2%	6.6%

PBM revenue increased by $6.8 billion, or 46.5% to $21.4 billion for the year ended December 31, 2014 as compared to $14.6 billion in 2013. The increase in PBM revenue is primarily due to organic growth as a result of the implementation of new customer contracts in 2014, including the continued implementation of the Cigna contract as well as a full year of revenue contribution from the acquisition of Restat, which was completed on October 1, 2013. As a result of these customer additions, adjusted prescription claim volume for the PBM segment increased 36.5% to 404.1 million from 296.0 million during 2013. Additionally, revenue per prescription claim has increased in 2014 as a result of increased specialty claim volume, which has a higher revenue per prescription claim rate, as compared to the Company's general book of business.

PBM revenue increased $4.8 billion, or 49.5%, for the year ended December 31, 2013 as compared to 2012 primarily due to a full year of revenue contribution from Catalyst, the acquisition of Restat, as well as due to new customer starts during 2013.

PBM cost of revenue was $20.2 billion for the year ended December 31, 2014, compared to $13.6 billion for the same period in 2013, an increase of $6.6 billion, or 48.4%, due to the increase in PBM revenue and increased adjusted prescription claim volume. PBM cost of revenue is predominantly comprised of the cost of prescription drugs. As a percentage of PBM revenue, PBM cost of revenue was 94.1% and 92.8% for the years ended December 31, 2014 and 2013, respectively. The increase in the PBM cost of revenue as a percentage of PBM revenue was primarily due to the additional Cigna volume which carries significantly lower gross profit percentage as compared to the historical PBM business, coupled with the significant volume associated with the Cigna business representing a larger proportion of total PBM revenue. This was offset in part by the increased use of lower cost generic drugs and higher utilization at the Company's mail and specialty pharmacies. Generic drug usage continues to be a focus of the industry, and the Company, to help drive down health care costs for our customers. The average GDR for PBM clients reached 86% in 2014, a 2% increase from 2013. This increase was achieved through a broad range of plan design solutions, helped considerably by a continuing wave of major generic releases. The Company will continue to seek opportunities for increased generic prescription drug usage to help reduce overall prescription drug costs to its customers and the Company.

For the year ended December 31, 2013, compared to 2012, PBM cost of revenue increased $4.4 billion, or 48.6%. The increase was in line with the increase in PBM revenues during this period. As a percentage of PBM revenue, PBM cost of revenue was 92.8% and 93.4% for the years ended December 31, 2013 and 2012, respectively. The decrease in the PBM cost of revenue as a percentage of PBM revenue was primarily due to the synergies realized as a result of the Catalyst Merger as well as the increased use of lower cost generic drugs and higher utilization of the Company's owned mail and specialty pharmacies.

PBM gross profit increased $226.1 million, or 21.6% to $1.3 billion for the year ended December 31, 2014, compared to $1.0 billion in 2013 due to new customer contract implementations including Cigna as well as incremental revenue as a result of the Restat acquisition. PBM gross profit percentage was 5.9% and 7.2% for the years ended December 31, 2014 and 2013, respectively. PBM gross profit percentage decreased primarily as a result of the Cigna volume which carries a significantly lower gross profit percentage as compared to the historical PBM business, coupled with the significant volume associated with the Cigna business representing a larger proportion of total PBM revenue. This decrease was partially offset by an improved usage of generics and higher utilization at the Company's mail and specialty pharmacies.

During the year ended December 31, 2013, PBM gross profit increased $404.1 million, or 62.7%, compared to PBM gross profit in 2012. This growth was primarily due to the integration of Catalyst customers acquired as of July 2, 2012, incremental revenue as a result of the Restat acquisition and new customer contract implementations. PBM gross profit percentage was 7.2% and 6.6% for the years ended December 31, 2013 and 2012, respectively. PBM gross profit percentage increased during 2013 as compared to 2012 due to the synergies realized from the integration of Catalyst and Restat customers during 2013.

HCIT	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Revenue	$151,907	$147,990	$155,036
Cost of revenue	66,069	70,508	65,715
Gross profit	$85,838	$77,482	$89,321
Gross profit %	56.5%	52.4%	57.6%

HCIT revenue increased $3.9 million, or 2.6% to $151.9 million for the year ended December 31, 2014 as compared to $148.0 million in 2013. The increase was primarily due to an increase in revenues earned from transaction processing as a result of increased volume from existing customers and higher rates.

HCIT revenue decreased $7.0 million, or 4.5%, to $148.0 million for the year ended December 31, 2013 as compared to $155.0 million in 2012. The decrease was primarily due to a decrease in revenues earned from transaction processing as a result of lower transaction volume, customer conversions to the PBM segment and a decrease in professional services revenue.

HCIT cost of revenue decreased $4.4 million, or 6.3%, to $66.1 million for the year ended December 31, 2014 as compared to $70.5 million for the year ended December 31, 2013. HCIT cost of revenue increased $4.8 million, or 7.3%, to $70.5 million for the year ended December 31, 2013 as compared to $65.7 million for the same period in 2012. HCIT cost of revenue includes the direct support costs for the HCIT business as well as depreciation expense of $4.0 million, $4.3 million and $3.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, HCIT cost of revenue includes stock-based compensation expense of $2.3 million, $1.4 million and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company's HCIT costs do not always directly correlate with changes in revenue. Most of the increased revenues of 2014 were related to transaction processing, which often do not incur cost increases when volumes rise due to the scalability of the Company's systems. HCIT cost of revenue increased in 2013 as compared to 2012 mainly due to investments in our systems.

HCIT gross profit increased $8.4 million, or 10.8%, to $85.8 million for the year ended December 31, 2014 as compared to $77.5 million for the year ended December 31, 2013. HCIT gross profit percentage was 56.5% for the year ended December 31, 2014, as compared to 52.4% for the same period in 2013. The increases in HCIT gross profit and HCIT gross profit percentage are attributable to the mix of the Company's HCIT revenue moving to more transaction processing as a percentage of total revenues. This reduced the percentage of revenues attributable to professional services, which carry the lowest gross profit percentage in the Company's HCIT segment due to the direct labor costs associated with professional services.

HCIT gross profit decreased $11.8 million, or 13.3%, to $77.5 million for the year ended December 31, 2013 as compared to $89.3 million in 2012, and gross profit percentage was 52.4% for the year ended December 31, 2013, as compared to 57.6% in 2012. The decreases in gross profit and gross profit percentage are attributable to revenue decreases in transaction processing volumes and cost of revenue increases as discussed above.

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

The following is a reconciliation of the Company's reported net income to EBITDA for the years ended December 31, 2014, 2013 and 2012.

EBITDA Reconciliation	Years Ended December 31,
(in thousands)	2014	2013	2012
Net income attributable to the Company (GAAP)	$317,293	$262,170	$116,658
Add:
Amortization of intangible assets	213,220	203,192	130,116
Depreciation of property and equipment	63,468	42,232	20,234
Interest and other expense, net	61,088	41,626	26,682
Income tax expense	134,186	103,403	69,316
Adjustments related to non-controlling interest	(2,379)	(1,527)	(276)
EBITDA	$786,876	$651,096	$362,730

EBITDA increased $135.8 million for the year ended December 31, 2014 compared to 2013, primarily due to an increase in sales within the PBM segment as a result of organic growth from new customer contract implementations, including the continued implementation of the Cigna contract, as well as the acquisition of Restat. This was partially offset by increased costs incurred to support the Company's business growth.

EBITDA increased $288.4 million for the year ended December 31, 2013, compared to 2012, primarily due to the Merger with Catalyst as well as an organic increase in sales within the PBM segment from new customer contract implementations. This was partially offset by costs to support the Merger integration, as well as increased costs incurred to support the Company's business growth.

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

Below is a reconciliation of the Company's reported net income to Non-GAAP net income and the related Adjusted EPS for the years ended December 31, 2014, 2013 and 2012.

Adjusted EPS Reconciliation	Years Ended December 31,
(in thousands, except per share data)	2014		2013		2012
	Operational Results	Per Diluted Share	Operational Results	Per Diluted Share	Operational Results	Per Diluted Share

Net income attributable to the Company (GAAP)	$317,293	$1.53	$262,170	$1.27	$116,658	$0.70
Amortization of intangible assets	213,220	1.02	203,192	0.98	130,116	0.77
Tax effect of reconciling item	(56,290)	(0.27)	(52,220)	(0.25)	(47,362)	(0.28)
Non-GAAP Net income attributable to the Company	$474,223	$2.28	$413,142	$2.00	$199,412	$1.19

Adjusted EPS for the year ended December 31, 2014 was $2.28 as compared to $2.00 in 2013. The increase in Adjusted EPS is mainly due to an increase in net income attributable to the Company which was driven by an increase in the PBM revenue as a result of organic growth from new customer contract implementations as well as the acquisition of Restat and was partially offset by increased costs incurred to support the Company's business growth.

Adjusted EPS for the year ended December 31, 2013 was $2.00 as compared to $1.19 in 2012. The increase in Adjusted EPS was mainly due to increased gross profit earned from the expansion of the Company's PBM business along with a decrease in the transaction and integration costs related to the Catalyst Merger that the Company completed in 2012. This increase was partially offset by increased costs incurred to support the Company's continued growth.

Liquidity and Capital Resources

The Company’s sources of liquidity have primarily consisted of cash provided by operating activities, proceeds from its public offerings, proceeds from credit facilities and stock option exercises. In March 2014, the Company issued $500.0 million aggregate principal amount of the Senior Notes. The Company used part of the net proceeds from this offering to repay $300.0 million of the Company's outstanding borrowings under the Revolving Facility. On October 1, 2013, the Company completed the acquisition of Restat for a purchase price of $409.5 million in cash, which was funded from Catamaran’s existing cash balance and $350.0 million in borrowings under the Revolving Facility. Due to the borrowings from the Credit Agreement and the Senior Notes the Company incurred a significant increase in its interest expense as compared to prior years and expects this expense and the related principal payments to continue throughout the term of the Credit Agreement and the Senior Notes. As of December 31, 2014, the Company had approximately $950.0 million of outstanding debt under its Credit Agreement and approximately $800.0 million of available borrowing capacity thereunder. As of December 31, 2014, the Company had approximately $500 million of outstanding debt under the Senior Notes. Refer to Note 9 — Long-Term Liabilities in the notes to the consolidated financial statements for more information regarding the Credit Agreement and the Senior Notes.

At December 31, 2014 and 2013, the Company had cash and cash equivalents totaling $1.0 billion and $387.2 million, respectively. The Company believes that its cash on hand, together with cash generated from operating activities, and the amount available under its Credit Agreement, will be sufficient to support planned operations for the foreseeable future. At December 31, 2014, cash and cash equivalents consist of cash on hand, deposits in banks and bank term deposits with original maturities of 90 days or less.

As of December 31, 2014, all of the Company’s cash and cash equivalents were exposed to market risks, primarily changes in U.S. interest rates. Declines in interest rates over time would reduce interest income related to these balances. Additionally, although the Company's primary operations are in the U.S., the Company is incorporated as a Canadian company. Cash that the Company holds in the U.S. would be subject to taxation if it is repatriated to Canada; however, the Company has determined that its U.S. earnings are permanently reinvested in the U.S. and accordingly deferred income taxes have not been recorded on the Company's U.S. earnings. Due to the Merger, the Company was required to pay a tax on its non-repatriated U.S. earnings through the end of 2012. As a result, the Company did not have any non-repatriated earnings prior to the end of 2012.

Consolidated Balance Sheets

Selected balance sheet highlights at December 31, 2014 are as follows:

•
Accounts receivable represent trade accounts receivable from our customers. Accounts receivable increased $294.8 million to $1.3 billion at December 31, 2014 from $1.0 billion at December 31, 2013, driven by increases in revenue of $6.8 billion during the year ended December 31, 2014, largely attributable to the implementation of new customer contracts. The accounts receivable balance is impacted by changes in revenues, as well as the timing of collections, and is continually monitored by the Company to ensure timely collections and to assess the need for any changes to the allowance for doubtful accounts.

•
Rebates receivable of $863.8 million relate to billed and unbilled PBM receivables from pharmaceutical manufacturers and third-party administrators in connection with the administration of the rebate program where the Company is the principal contracting party. The receivable and related payables are based on estimates, which are subject to final settlement. The rebates receivable balance increased $557.9 million from $306.0 million at December 31, 2013 due to increased volume of rebate eligible claims processed in 2014, as well as the timing of receipts from pharmaceutical manufacturers and third party administrators. The Company does not process rebates for all PBM customers and accordingly the rebates receivable balance does not always fluctuate proportionately with changes in revenues and prescription claim volumes.

•
As of December 31, 2014, goodwill and other intangible assets were $4.7 billion and $1.0 billion, respectively. Goodwill increased by $4.4 million from December 31, 2013 to December 31, 2014 mainly due to working capital adjustments related to the acquisition of Restat. Intangible assets decreased by $213.2 million from December 31, 2013 to December 31, 2014 due to intangible asset amortization. Please refer to Note 7 — Goodwill and Other Intangibles Assets for future amortization expense as of December 31, 2014.

•
Accounts payable predominantly relates to amounts owed to retail pharmacies for prescription drug costs and dispensing fees in connection with prescriptions dispensed by the retail pharmacies to the members of the Company’s customers when the Company is the principal contracting party with the pharmacy. As of December 31, 2014, the accounts payable balance has increased $150.0 million to $967.8 million from $817.8 million at December 31, 2013, due to increased prescription claim transactions driven by new customer contracts implemented in 2014.

•
Pharmacy benefit management rebates payable represents amounts owed to PBM customers for rebates from pharmaceutical manufacturers and third-party administrators where the Company administers the rebate program on the customer’s behalf, and the Company is the principal contracting party. The payables are based on estimates, which are subject to final settlement. Pharmacy benefit management rebates payable increased $611.5 million to $967.7 million at December 31, 2014, from $356.3 million at December 31, 2013, due to the increased rebate volume as a result of the addition new customers. Similar to the change in rebates receivable, the Company does not process rebates for all customers, and accordingly the rebates payable balance does not always fluctuate proportionately with changes in revenues and prescription claim volumes.

•
Accrued liabilities are mainly comprised of customer deposits, salaries and wages payables, contingent consideration and other accrued liabilities related to operating expenses of the Company. Accrued liabilities increased to $327.2 million at December 31, 2014 from $254.1 million at December 31, 2013.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Net cash provided by (used in):
Operating activities	590,181	475,421	249,733
Investing activities	(60,098)	(497,704)	(1,605,941)
Financing activities	94,590	38,847	1,385,616
Effect of foreign exchange on cash balances	38	(99)	(14)
Increase in cash and cash equivalents	624,711	16,465	29,394

Cash flows from operating activities

For the year ended December 31, 2014, the Company generated $590.2 million of cash through its operations. Cash provided by operating activities increased by $114.8 million compared to the same period in 2013. Cash from operating activities has increased during this period mainly due to the Company's increased revenue base driven by organic growth as a result of new customer contract implementations in 2014 as well as the inclusion of three additional quarters of Restat results, which drove a net income increase of $75.0 million. The Company's operating cash flow increased compared to 2013 by $39.6 million due to the timing of receipts and payments on the Company's outstanding accounts receivable, accounts payable and accrued expenses balances. These increases were offset by a cash outflow of $19.3 million related to other assets, driven by an increase in inventory as a result of an expanding mail and specialty business.

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

For the year ended December 31, 2013, the Company generated $475.4 million of cash through its operations. Cash provided by operating activities increased by $225.7 million compared to 2012 mostly due to an increase in net income of $177.7 million or 146.8% to $298.7 million from $121.0 million during 2012. This net income increase was mainly due to the Company's increased revenue base as a result of the Merger with Catalyst, the acquisition of Restat and organic growth as a result of new customer contract implementations in 2013. Cash from operations also increased due to an increase in non-cash amortization expense of $73.1 million offset by a cash outflow of $49.8 million related to the timing of receipts and payments on the Company's outstanding accounts receivable, accounts payable and accrued expenses balances.

Cash flows from investing activities

For the year ended December 31, 2014, the Company used $60.1 million of cash for investing activities, a decrease of $437.6 million as compared to the year ended December 31, 2013. This decrease was driven by the cash consideration paid to acquire Restat in 2013. During 2014 the Company used $78.1 million for purchases of property and equipment to support increased transaction volume and invest in systems to effectively and efficiently integrate the operations of recent acquisitions. The cash used was partially offset by proceeds from restricted cash of $20.0 million. As the Company grows, it continues to purchase capital assets to support increases in its information technology network capacity and personnel. The Company monitors and budgets these costs to ensure the expenditures aid in the strategic growth of the Company.

For the year ended December 31, 2013, the Company used $497.7 million of cash for investing activities which consisted primarily of cash used to acquire Restat. Cash used for investing activities decreased $1.1 billion as compared to 2012 due to cash consideration paid to acquire Catalyst and HealthTran in 2012. During 2013, the Company used $128.8 million for purchases of property and equipment to support increased transaction volume and invest in systems to effectively and efficiently integrate the operations of recent acquisitions. The cash used was partially offset by proceeds from restricted cash of $20.0 million.

For the year ended December 31, 2012, the Company used $1.6 billion of cash for investing activities, which consisted primarily of cash used to acquire HealthTran and Catalyst. Additionally, the Company used $40.2 million for purchases of property and equipment to support increased transaction volume.

Cash flows from financing activities

For the year ended December 31, 2014, the Company generated $94.6 million of cash from financing activities as compared to $38.8 million for the year ended December 31, 2013. During the year ended December 31, 2014 the Company's financing activities consisted primarily of borrowings under the Senior Notes of $492.5 million and $337.5 million of repayments on the Company's Credit Agreement.

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

For the year ended December 31, 2013, the Company generated $38.8 million of cash from financing activities, a decrease of $1.3 billion from 2012 which consisted primarily of the Company's $1.5 billion draw on the Credit Agreement to finance the Merger in 2012.

For the year ended December 31, 2012, the Company generated $1.4 billion of cash from financing activities, which mainly consisted of the Company's $1.5 billion draw on the Credit Agreement to finance the Merger as well as the issuance of 12.0 million common shares in May 2012, which resulted in net proceeds of $519.1 million. Offsetting these proceeds was $18.8 million in fees the Company paid to lenders related to the Credit Agreement executed in July 2012, the repayment of $617.0 million of debt related to the Company's and Catalyst's previous credit facilities in place prior to the Merger, and a portion of the Company's Credit Agreement.

Future Capital Requirements

The Company’s future capital requirements depend on many factors, including its integration of recent acquisitions and any future transactions. The Company expects to fund its operating and working capital needs, and business growth requirements through cash flow from operations, its cash and cash equivalents on hand and its funds available under the Senior Notes and Credit Agreement. See Note 9 — Long-Term Liabilities in the notes to the consolidated financial statements for more information on the Company's Senior Notes and Credit Agreement.

Subsequent to the end of the Company's current reporting period, on February 26, 2015, the Company announced that it had entered into a definitive agreement to acquire Healthcare Solutions, a PBM operating in the workers' compensation space, for $405 million in cash, subject to customary post-closing adjustments. The purchase price is expected to be funded through cash on the balance sheet and/or available Revolving Facility borrowings. The acquisition is expected to be completed in the second quarter of 2015, subject to certain customary closing conditions.

Subsequent to the end of the Company's current reporting period, on January 2, 2015, the Company completed the acquisition of Salveo, an independent specialty pharmacy platform with pharmacy locations in New York and California, for a purchase price of $260.0 million in cash, subject to certain customary post-closing adjustments. The purchase price was funded from Catamaran's existing cash balance.

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

Contractual Obligations
The following table summarizes the Company’s significant contractual obligations as of December 31, 2014 and the effect such obligations are expected to have on the Company’s liquidity and cash in future periods assuming all obligations reach maturity (in millions):

	Total	Less than 1 year	Years 1 - 3	Years 4 - 5	More than 5 years
Long - term debt
Credit Agreement (1)	$950.0	$81.3	$212.5	$656.2	$—
Senior Notes (2)	500.0	—	—	—	500.0
Interest payments
Credit Agreement (3)	85.0	18.9	37.8	28.3	—
Senior Notes (4)	154.4	23.8	47.5	47.5	35.6
Operating leases	146.4	20.7	39.4	32.7	53.6
Total	$1,835.8	$144.7	$337.2	$764.7	$589.2

(1)
Outstanding amounts under the Credit Agreement are due on the Credit Agreement's maturity date, July 2, 2018. The amount noted includes the amount borrowed by the Company under the senior secured term loan as of December 31, 2014, which will fluctuate based on the principal amounts outstanding under the senior secured term loan.

(2)	Aggregate principal amount of the Senior Notes is due on the Senior Notes' maturity date, March 15, 2021.

(3)
The interest payments are calculated based on the Company's senior secured term loan borrowings that carry an annual interest rate of 2.14% on $500.0 million which has been fixed through the Company's interest rate swap agreements and the Company's rate of 1.81% on the remaining $450.0 million of its senior secured term loan borrowings outstanding as of December 31, 2014. The interest rate applicable to the Company's senior secured term loan borrowings may fluctuate in the future based on changes in the LIBOR rate. See Note 9 — Long-Term Liabilities in the notes to the consolidated financial statements for further information on the terms of the Company's long-term debt obligations.

(4)
The interest payments are calculated based on the $500.0 million aggregate principal amount of the Senior Notes which carry an interest rate of 4.75%. Interest payments are due semi-annually on March 15 and September 15 of each year, beginning on September 15, 2014. See Note 9 — Long-Term Liabilities in the notes to the consolidated financial statements for further information on the terms of the Company's long-term debt obligations.

The above table excludes $35.4 million related to the Company’s accrued liability for uncertain tax positions; the Company is unable to reliably estimate the period of cash settlement, if any, with the respective taxing authorities.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Outstanding Securities

As of January 31, 2015, the Company had 207,493,541 common shares outstanding, 1,448,532 options outstanding, and 1,876,563 restricted stock units (“RSUs”) outstanding. The options are exercisable on a one-for-one basis into common shares. The outstanding RSUs are subject to time-based and performance-based vesting restrictions. The number of outstanding RSUs as of January 31, 2015 assumes the associated performance targets will be met at the maximum level for the performance-based RSUs. Once vested, RSUs convert on a one-for-one basis into common shares.

Summary of Quarterly Results

The following table provides summary quarterly results (unaudited) for the eight quarters prior to and including the quarter ended December 31, 2014 (in thousands except share and per share data):

	2014 (1)				2013 (2)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$5,739,890	$5,541,713	$5,385,808	$4,914,479	$4,528,800	$3,614,148	$3,417,430	$3,219,716
Gross profit %	6.3%	6.3%	6.1%	6.4%	7.2%	8.0%	7.7%	7.7%
Net income	$100,448	$81,968	$71,432	$63,445	$74,403	$72,938	$63,421	$51,408
Basic EPS	$0.48	$0.40	$0.35	$0.31	$0.36	$0.35	$0.31	$0.25
Diluted EPS	$0.48	$0.39	$0.34	$0.31	$0.36	$0.35	$0.31	$0.25

1)
In March 2014, the Company issued $500.0 million aggregate principal amount of the Senior Notes. The Company used the net proceeds from this offering to repay $300.0 million of the Company's outstanding borrowings under the Revolving Facility leaving the Company with approximately $800.0 million of available borrowing capacity under the Revolving Facility as of December 31, 2014. The Company used the remainder of the net proceeds from this offering for general corporate purposes.

2)
On October 1, 2013, the Company completed the acquisition of Restat, a privately held pharmacy benefit manager based in Milwaukee, Wisconsin, for a purchase price of $409.5 million in cash subject to certain customary post-closing adjustments. The purchase price was funded from Catamaran’s existing cash balance and $350.0 million in borrowings under the Revolving Facility. The acquisition provides the Company the opportunity to bring Catamaran's full-suite of technology and clinical services to Restat's clients, including mail and specialty pharmacy services.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include revenue recognition, purchase price allocation in connection with acquisitions, the carrying amount of property and equipment, the value of intangible assets acquired and related amortization periods, impairment of goodwill, rebates, contingencies, the valuation allowances for receivables and future income taxes and accruals for income tax uncertainties. Actual results could differ from those estimates. Note 2 — Significant Accounting Policies to the Company’s 2014 consolidated financial statements includes a Summary of Significant Accounting Policies. The understanding of the accounting policies used to prepare the consolidated financial statements is important to understanding the Company’s results of operations and financial condition.

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

Goodwill and intangible assets are impacted by the Company’s fair value measurements at initial recording. Beginning in 2009, the Company applied the revised business combination guidance as issued by the Financial Accounting Standards Board (“FASB”). Measurements of goodwill and purchased intangible assets are based on models derived from a market participant point of view. Along with the methodology used to measure assets and liabilities acquired, the guidance also impacts the types of assets and liabilities required to be measured and recognized. Management’s conclusions about the composition of relevant market participants, the types of assets and liabilities required to be measured, and the methodology used to measure the assets and liabilities will all have a significant impact on the purchase price allocation for business combinations.

Asset impairments

The Company’s goodwill and long-lived assets (including property and equipment, and purchased intangibles subject to amortization) are subject to periodic impairment testing. Pursuant to the Accounting Standards Update("ASU") ASU 2011-08 in 2011 related to the testing of goodwill impairment, the Company performed a qualitative assessment to determine if indicators of impairment were present. See Note 2 — Significant Accounting Policies in the notes to the consolidated financial statements for additional information on the Company's 2014 goodwill impairment test. Long-lived assets are only required to be tested for impairment when events or circumstances indicate that the net carrying amount of the asset may not be recoverable. Both asset impairment tests and considerations are impacted by various estimates and judgments made by management. Events that may cause a potential impairment in the Company's goodwill or long-lived assets would be the loss of a significant customer or group of customers, a fundamental change in the structure of the healthcare industry, including the method and manner in which pharmacy benefit managers are compensated or a significant decline in future expected profitability.

The annual qualitative assessment for goodwill is impacted by management’s assessment of reporting units, allocation of the consolidated Company’s assets and liabilities to each reporting unit, management’s estimate of future operating results, and a selection of peers to establish a comparable market group. The annual impairment test completed for 2014 did not indicate any impairment of the Company’s two reporting units, and did not reveal that an impairment would be reasonably likely in the near future.

As noted above, long-lived assets are only required to be tested for impairment when events or circumstances indicate that the net carrying amount of the asset may not be recoverable. Assessing whether an impairment test is necessary requires management to monitor results of the business that utilize the long-lived assets, as well as outside market forces that may impact the future recoverability of the long-lived assets. No events or other circumstances occurred in 2014, 2013 or 2012 that caused management to conclude any of its long-lived assets may not be recoverable. In October 2012, the Company launched its new specialty brand BriovaRx, formerly known as Medfusion and Ascend, delivering personalized, holistic care to patients with complex chronic and conditions to improve health outcomes. As a result of the re-branding of the specialty business, the Company concluded that the useful life of the intangible asset that the Company recorded for the MedfusionRx trade name should be reduced since the name would no longer be used by the Company, which was the asset's highest and best use. Before adjusting the useful life of the asset, the Company considered whether the asset had any value as a defensible asset which would extend its useful life. The Company determined that the MedfusionRx trade name had an insignificant value as a defensible asset, and the asset's useful life should be shortened due to the name change of the business. As a result, the Company recorded an additional $8.0 million in amortization expense during 2012.

The Company considered the recent turmoil in the credit markets in assessing whether these events may indicate that the Company's long-lived assets were impaired. The assets assessed are mostly computer equipment, acquired customer lists and goodwill.

Valuation of allowance for doubtful accounts

In assessing the valuation of the allowance for doubtful accounts, management reviews the collectability of accounts receivable in aggregate and on an individual account-basis. Delinquency is assessed based primarily on contractual terms, and management’s judgment is used as the basis for allowances required. Management reviews the accounts receivable on an individual customer-basis to determine if events such as subsequent collections, discussions with management of the debtor companies, or other activities lead to the conclusion to either increase or decrease the calculated allowance. Factors considered when reviewing accounts receivable in the aggregate include the overall age of receivables, macro-economic issues impacting classes of customers and recent collection trends. The conclusions and estimates made are further impacted by changes in economic and market conditions as well as changes to the customers’ financial condition. Changes in estimates for the allowance of doubtful accounts have not had a significant impact on the results of the Company during 2014, 2013, or 2012.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE PRICE SENSITIVITY

The Company is exposed to market risk in the normal course of its business operations, primarily the risk of loss arising from adverse changes in interest rates. In addition, the Company is subject to interest rate risk related to $450.0 million of the $950.0 million drawn under its Credit Agreement, as the interest rate on the remaining $500.0 million in principal amount is fixed due to the interest rate swaps agreements the Company maintains. As of December 31, 2014, assuming a hypothetical 1% fluctuation in the interest rate of the loan, the Company's pre-tax income would vary by $4.5 million on an annual basis. Actual increases or decreases in earnings in the future could differ materially from this assumption based on the timing and amount of both interest rate changes and the levels of cash held by the Company. The interest rates applicable to borrowings under the Credit Agreement are based on a fluctuating rate and are described in more detail in Note 9 — Long-Term Liabilities to the Company's consolidated financial statements. There have been no other material changes in the Company’s exposure to market risk during the year ended December 31, 2014.

FOREIGN EXCHANGE RISK

The Company is subject to foreign exchange risk related to its operations in Canada. The Company does not enter into derivative instruments to mitigate this risk. Exposure to fluctuations in Canadian-dollar denominated transactions is partially offset by Canadian-dollar denominated assets and liabilities. The realized foreign exchange gains and losses for each of the periods presented were insignificant to the Company's consolidated operations. The Company performed a sensitivity analysis as of December 31, 2014, assuming a hypothetical 10% fluctuation in the U.S. dollar to Canadian dollar exchange rate. Holding other variables constant, a 10% fluctuation in either direction in the exchange rate would affect the Company’s pre-tax income by less than $0.2 million.

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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Catamaran Corporation:
We have audited the accompanying consolidated balance sheets of Catamaran Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Catamaran Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
 /s/ KPMG LLP
Chicago, Illinois
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Catamaran Corporation:
We have audited Catamaran Corporation’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b) of the Company’s December 31, 2014 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Catamaran Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  KPMG LLP
Chicago, Illinois
February 27, 2015

CATAMARAN CORPORATION
Consolidated Balance Sheets

	December 31,
	2014	2013
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$1,011,952	$387,241
Accounts receivable, net of allowance for doubtful accounts of $4,867 (2013 - $5,860)	1,254,336	959,586
Rebates receivable	863,824	305,955
Other current assets	219,435	184,893
Total current assets	3,349,547	1,837,675
Property and equipment, net of accumulated depreciation of $144,220 (2013 - $103,858)	210,027	197,007
Goodwill	4,724,639	4,720,275
Other intangible assets, net of accumulated amortization of $574,503 (2013 - $363,546)	968,199	1,181,419
Other long-term assets	71,773	59,387
Total assets	$9,324,185	$7,995,763
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$967,791	$817,805
Accrued expenses and other current liabilities	327,190	254,100
Rebates payable	967,733	356,265
Current portion - long-term debt	81,250	50,000
Total current liabilities	2,343,964	1,478,170
Deferred income taxes	257,325	301,341
Long-term debt	1,344,973	1,215,363
Other long-term liabilities	98,816	89,391
Total liabilities	4,045,078	3,084,265
Commitments and contingencies (Note 16)
Shareholders’ equity
Common shares: no par value, unlimited shares authorized; 207,493,541 shares issued and outstanding at December 31, 2014 (2013 - 206,305,070)	4,264,764	4,215,291
Additional paid-in capital	74,071	77,790
Retained earnings	934,454	617,161
Accumulated other comprehensive loss	(1,310)	(1,752)
Total shareholders' equity	5,271,979	4,908,490
Non-controlling interest	7,128	3,008
Total equity	5,279,107	4,911,498
Total liabilities and equity	$9,324,185	$7,995,763
 See accompanying notes to the consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Operations

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)

Revenue	$21,581,890	$14,780,094	$9,940,120
Cost of revenue	20,221,837	13,654,449	9,206,744
Gross profit	1,360,053	1,125,645	733,376
Expenses:
Selling, general and administrative	518,351	440,759	369,492
Depreciation of property and equipment	59,486	37,926	16,749
Amortization of intangible assets	213,220	203,192	130,116
Total expenses	791,057	681,877	516,357
Operating income	568,996	443,768	217,019
Interest and other expense, net	61,088	41,626	26,682
Income before income taxes	507,908	402,142	190,337
Income tax expense	134,186	103,403	69,316
Net income	373,722	298,739	121,021
Less net income attributable to non-controlling interest	56,429	36,569	4,363
Net income attributable to the Company	$317,293	$262,170	$116,658
Earnings per share attributable to the Company:
Basic	$1.53	$1.27	$0.70
Diluted	$1.53	$1.27	$0.70

See accompanying notes to the consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$373,722	$298,739	$121,021
Other comprehensive income, net of tax
Unrealized income (loss) on cash flow hedge, net of income tax expense of $158, $156, and $0 in 2014, 2013, and 2012, respectively	442	439	(2,191)
Comprehensive income	374,164	299,178	118,830
Less comprehensive income attributable to non-controlling interest	56,429	36,569	4,363
Comprehensive income attributable to the Company	$317,735	$262,609	$114,467
See accompanying notes to the consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$373,722	$298,739	$121,021
Items not involving cash:
Stock-based compensation	33,554	25,562	17,667
Depreciation of property and equipment	63,468	42,232	20,234
Amortization of intangible assets	213,220	203,192	130,116
Deferred lease inducements and rent	5,523	28,119	3,136
Deferred income taxes	(58,047)	(44,336)	(37,925)
Tax benefit on option exercises	(3,492)	(9,732)	(19,397)
Deferred financing cost amortization	9,595	9,127	4,985
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(294,728)	(217,468)	(134,282)
Rebates receivable	(558,123)	2,993	(40,988)
Other current assets	(44,628)	(25,346)	82,797
Accounts payable	149,990	149,429	70,620
Accrued expenses and other current liabilities	72,601	(43,657)	1,720
Rebates payable	611,468	39,616	60,929
Other long-term assets and liabilities	16,058	16,951	(30,900)
Net cash provided by operating activities	590,181	475,421	249,733
Cash flows from investing activities:
Acquisitions, net of cash acquired	(2,026)	(388,866)	(1,565,705)
Purchases of property and equipment	(78,078)	(128,842)	(40,236)
Proceeds from restricted cash	20,006	20,004	—
Net cash used in investing activities	(60,098)	(497,704)	(1,605,941)
Cash flows from financing activities:
Proceeds from issuance of debt	492,500	450,000	1,475,448
Repayment of long-term debt	(337,500)	(362,500)	(616,993)
Proceeds from public offering, net of issuance costs	—	—	519,075
Payment of financing costs	(1,963)	(2,347)	(18,806)
Proceeds from exercise of options	5,639	2,992	7,763
Tax benefit on option exercises	3,492	9,732	19,397
Proceeds from warrants exercised	3,452	487	—
Payments of contingent consideration	(18,338)	(23,203)	—
Distribution to non-controlling interest	(52,309)	(36,314)	—
Other	(383)	—	(268)
Net cash provided by financing activities	94,590	38,847	1,385,616
Effect of foreign exchange on cash balances	38	(99)	(14)
Increase in cash and cash equivalents	624,711	16,465	29,394
Cash and cash equivalents, beginning of period	387,241	370,776	341,382
Cash and cash equivalents, end of period	$1,011,952	$387,241	$370,776

See accompanying notes to the consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

					Accumulated Other Comprehensive Loss	Non-Controlling Interest
	Common Shares		Additional Paid-in Capital	Retained Earnings
	Shares	Amount					Total
	(In thousands, except share data)
Balance at December 31, 2011	124,767,322	$394,769	$37,936	$238,333	$—	$—	$671,038
Net income	—	—	—	116,658	—	4,363	121,021
Issuance of common shares for public offering	11,960,000	519,075	—	—	—	—	519,075
Issuance of common shares for acquisitions	66,780,040	3,237,877	—	—	—	—	3,237,877
Issuance of warrants and options for acquisitions	—	—	19,824	—	—	—	19,824
Acquisition of non-controlling interest in conjunction with Catalyst Merger	—	—	—	—	—	(1,610)	(1,610)
Exercise of stock options	1,419,744	11,036	(3,273)	—	—	—	7,763
Vesting of restricted stock units	471,996	18,021	(18,021)	—	—	—	—
Tax benefit on options exercised	—	—	19,397	—	—	—	19,397
Stock-based compensation	—	—	17,667	—	—	—	17,667
Other comprehensive income, net of tax	—	—	—	—	(2,191)	—	(2,191)
Balance at December 31, 2012	205,399,102	4,180,778	73,530	354,991	(2,191)	2,753	4,609,861
Net income	—	—	—	262,170	—	36,569	298,739
Exercise of stock options	348,068	4,262	(1,270)	—	—	—	2,992
Exercise of warrants	60,000	2,910	(2,423)	—	—	—	487
Vesting of restricted stock units	497,900	27,341	(27,341)	—	—	—	—
Tax benefit on options exercised	—	—	9,732	—	—	—	9,732
Stock-based compensation	—	—	25,562	—	—	—	25,562
Distribution to non-controlling interest	—	—	—	—	—	(36,314)	(36,314)
Other comprehensive income, net of tax	—	—	—	—	439	—	439
Balance at December 31, 2013	206,305,070	4,215,291	77,790	617,161	(1,752)	3,008	4,911,498
Net income	—	—	—	317,293	—	56,429	373,722
Exercise of stock options	298,108	8,011	(2,372)	—	—	—	5,639
Exercise of warrants	425,160	20,624	(17,172)	—	—	—	3,452
Vesting of restricted stock units	465,203	20,838	(20,838)	—	—	—	—
Tax benefit on options exercised	—	—	3,492	—	—	—	3,492
Stock-based compensation	—	—	33,554	—	—	—	33,554
Distribution to non-controlling interest	—	—	—	—	—	(52,309)	(52,309)
Other comprehensive income, net of tax	—	—	—	—	442	—	442
Other	—	—	(383)	—	—	—	(383)
Balance at December 31, 2014	207,493,541	$4,264,764	$74,071	$934,454	$(1,310)	$7,128	$5,279,107

See accompanying notes to the consolidated financial statements.

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

In July 2012, SXC Health Solutions Corp. changed the name and brand for the company to Catamaran Corporation. The Company's common shares trade on the Nasdaq Stock Market under the ticker symbol "CTRX" and on the Toronto Stock Exchange under ticker symbol “CCT.”

2.	Significant Accounting Policies
(a) Significant accounting policies are summarized below:
Basis of presentation:

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include its wholly-owned subsidiaries as well as non-controlled entities. Amounts in the consolidated financial statements are expressed in U.S. dollars, except where otherwise indicated. Within the financial statements and tables presented, the totals of certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain reclassifications have been made to conform the prior years’ consolidated financial statements to the current year’s presentation.

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries, which are generally wholly owned. All significant inter-company transactions and balances have been eliminated in consolidation. Any non-controlling interest in the equity of a subsidiary is reported in equity in the Consolidated Statements of Shareholders' Equity. Net income attributable to the non-controlling interest is subtracted from Net Income to arrive at Net Income Attributable to the Company in the Consolidated Statements of Operations.

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

Revenue recognition:

The Company's revenue is primarily derived from prescription drug sales. The Company has a small portion of its revenue that is derived from transaction processing and other services related to its HCIT products.

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

CATAMARAN CORPORATION
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

Revenue is recognized for specific types of transactions as follows:

PBM revenue:  The Company’s PBM revenue is primarily derived from sales of prescription drugs, together with any associated administrative fees, to customers and participants through the Company’s nationwide network of pharmacies. Revenue related to the sales of prescription drugs by the Company’s nationwide network of pharmacies is recognized when the claims are adjudicated. Claims are adjudicated at the point-of-sale using the Company’s on-line processing system. The Company records an offsetting reduction to revenue for any rebates earned from pharmaceutical manufacturers and third-party administrators that are payable to the Company’s customers.

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

The Company evaluates customer contracts to determine whether the Company acts as a principal or as an agent in the fulfillment of prescriptions through its participating pharmacy network. The Company acts as a principal in certain of its transactions with customers and, in these cases, revenues are recognized at the prescription price (ingredient cost plus dispensing fee) negotiated with customers, plus the Company’s administrative fees (“gross reporting”). Gross reporting is appropriate when the Company (i) has separate contractual relationships with customers and with pharmacies, (ii) is responsible to validate and manage a claim through its claims adjudication process, (iii) commits to set prescription prices for the pharmacy, (iv) manages the overall prescription drug plan relationship with the patients, who are members of customers’ plans, and (v) has credit risk for the amount due from the customer.

Revenue for the sale of prescription drugs dispensed at the Company's mail and specialty pharmacies, including amounts due from third-party payors and member co-payments, is recorded when the prescription drugs are shipped.

HCIT revenue: HCIT revenues are generated primarily from transaction processing and related services. The Company recognizes revenue for its HCIT products and services at the time the transaction is processed, or at the time the service is provided. If multiple elements are required to be delivered under a customer contract, the Company follows the guidance described above in relation to multiple elements.

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

The fair value of contingent consideration is based upon probability-weighted discounted cash flow models, utilizing the Company's expectation of the amounts to be paid in the future to settle the contingent purchase price. The inputs utilized in calculating the fair value of the contingent purchase price liabilities are not observable in the marketplace. The fair value of the Company’s interest rate contracts is based upon

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

observable market-based inputs that reflect the current value of the difference between the fixed rate payments the Company will make to the counter party, and the future variable rate receipts from the counterparty.

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

Impairment of long-lived assets:

Long-lived assets or asset groups held and used, including P&E and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Circumstances that could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; the accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its previously estimated useful life. Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset or asset group. An impairment loss is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss is measured as the amount by which the carrying amount of undiscounted cash flows exceeds fair value. During each of the years ended December 31, 2014, 2013 and 2012, no events or circumstances occurred that indicated that the carrying amounts of the long-lived assets may not be recoverable.

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

Goodwill:

Goodwill is the residual amount that results when the purchase price of an acquired business exceeds the sum of the amounts allocated to the identifiable assets acquired, less liabilities assumed, based on their fair values. Goodwill is allocated to the Company’s reporting unit that is expected to benefit from the business combination as of the date of the business combination. As of December 31, 2014, the amount of goodwill carried at the PBM and HCIT segments was $4.7 billion and $19.7 million, respectively.

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

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or significant portion of a reporting unit will be sold or otherwise disposed of; the results of testing for recoverability of a significant asset group within a reporting unit; and the recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

The Company performed its goodwill impairment assessment in 2014 and there was no indication of an impairment to the Company's goodwill balances. In addition, an impairment in the near future is not considered reasonably likely. The Company previously completed impairment tests in 2013 and 2012 and concluded no impairments existed.

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

Rebates:

The Company administers a rebate program through which it receives rebates and administrative fees from pharmaceutical manufacturers and third-party administrators that are shared with a majority of the Company’s customers. The rebates earned for the administration of the program are recorded as a reduction of cost of revenue and the portion of the rebate payable to customers, if applicable, is treated as a reduction of revenue. Rebates receivable include billed and unbilled PBM receivables from pharmaceutical manufacturers and third-party administrators. The Company records the gross rebate receivable and the related payable to the customers based on estimates, which are subject to final settlement due to the required validation of claims data submitted to the pharmaceutical manufacturers and third-party administrators, as well as contingent items contained in the total calculation for rebates earned. The estimates are based upon claims submitted and the Company’s rebate contracts, and are adjusted as additional information becomes available. Upon billing the pharmaceutical manufacturer or third-party administrator, any difference between the Company’s estimate and the actual amount of the rebate receivable is recorded to cost of revenue, net of the estimated impact to the Company’s customers. The Company generally pays rebates to its customers on a quarterly basis, or as agreed upon with its customers. There are certain instances where the Company pays rebates to its customers on a more accelerated basis. As of December 31, 2014 and 2013, total unbilled pharmaceutical manufacturer rebates receivable amounted to $366.7 million and $54.6 million, respectively.

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

CATAMARAN CORPORATION
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

In February 2013, the FASB issued an update on the reporting of amounts reclassified from accumulated other comprehensive income. An entity is required to present either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. However, an entity is not required to show the income statement line item affected for certain components that are not required to be reclassified in their entirety to net income, such as amounts amortized into net periodic pension cost. The standard was effective prospectively for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this standard on January 1,

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2013; however, the implementation of the amendments did not have a significant impact on its financial results or in the presentation and disclosure of its financial statements.

No other new accounting standards have been adopted during the year ended December 31, 2014.

(c) Recent accounting standards issued and not yet adopted are summarized below:

In August 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. Adoption of the standard is not expected to have a significant impact on the Company's financial results or in the presentation and disclosure of its financial statements.

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-12, Accounting for Share-Based Payments, when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target shall not be reflected in estimating the fair value of the award at the grant date. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 for all entities, however earlier adoption is permitted. Adoption of the standard is not expected to have a significant impact on the Company's financial results or in the presentation and disclosure of its financial statements.

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

No other new standards have been issued during the year ended December 31, 2014 that the Company assessed to have a significant impact on its financial results or in the presentation and disclosure of its financial statements.

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

All share and per share data presented in these consolidated financial statements have been adjusted to reflect the stock split noted above.

4. Business Combinations

Restat Acquisition

On October 1, 2013, the Company completed the acquisition of all of outstanding equity interests of Restat, LLC ("Restat"), a privately held pharmacy benefit manager based in Milwaukee, Wisconsin, for a purchase price of $409.5 million in cash subject to certain customary post-closing adjustments. The purchase price was funded from Catamaran’s existing cash balance and $350.0 million in borrowings under a five-year senior secured revolving credit facility (the “Revolving Facility”). The acquisition provides the Company the opportunity to bring Catamaran's full-suite of technology and clinical services to Restat's clients, including mail and specialty pharmacy services. The results of Restat have been included in the Company's results since October 1, 2013. The consolidated statement of operations for the year ended December 31, 2013 includes Restat's total revenues of $209.2 million following the acquisition.

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

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(b) These measurement period adjustments were recorded from January 1, 2014 through June 30, 2014 to reflect an additional $2.0 million paid to former Restat owners in connection with post-closing working capital adjustment as well as changes in the estimated fair values of the associated assets acquired and liabilities assumed based on factors existing as of the acquisition date.
During the years ended December 31, 2014 and 2013 the Company recognized $33.7 million and $8.7 million of amortization expense from intangible assets acquired in the Restat acquisition, respectively.
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

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
All of the assets and liabilities recorded for the Merger are included within the Company's PBM segment. Goodwill of $525 million related to the Catalyst Merger is tax deductible. The goodwill recognized by the Company represents many of the synergies and business growth opportunities that the Company expected to be realized from the Merger. The synergies included improved pricing from the Company's suppliers due to the increased volume of prescription drug purchases, pull through opportunities of the combined companies' mail and specialty service offerings, and a more efficient leveraging of resources to achieve operating profits.
The purchase price of the acquired Catalyst operations was comprised of the following (in thousands):

Amount
Cash paid to Catalyst shareholders	$1,415,276
Fair value of common shares issued (a)	3,238,141
Fair value of warrants and stock options issued (b)	19,824
Total purchase price	$4,673,241

(a)	Valued based on the number of outstanding shares issued in the Merger multiplied by the closing market price of Catamaran shares on July 2, 2012.

(b)	The Black-Scholes option pricing model was used to calculate the fair value of the replacement warrants and stock options issued.
The following summarizes the fair values assigned to the assets acquired and liabilities assumed at the acquisition date (in thousands):

	Initial Amounts Recognized at Acquisition Date (a)	2012 Measurement Period Adjustments (b)	2013 Measurement Period Adjustments (c)	Final Amounts Recognized at Acquisition Date
Cash and cash equivalents	$93,775	$(315)	$—	$93,460
Other current assets	695,888	5,202	2,411	703,501
Total current assets	789,663	4,887	2,411	796,961
Goodwill	4,010,235	8,492	16,141	4,034,868
Customer relationships intangible	1,184,800	—	—	1,184,800
Other long-term assets	87,174	1,547	8	88,729
Total assets acquired	6,071,872	14,926	18,560	6,105,358

Accounts payable	338,819	—	5	338,824
Pharmacy benefit management rebates payable	176,202	2,935	(1,522)	177,615
Accrued expenses and other current liabilities	187,851	1,348	5,473	194,672
Long-term debt	311,994	—	—	311,994
Other long-term liabilities	385,375	10,643	14,604	410,622
Total liabilities assumed	1,400,241	14,926	18,560	1,433,727
Non-controlling interest	(1,610)	—	—	(1,610)
Net assets acquired	$4,673,241	$—	$—	$4,673,241
(a) As previously reported in the Company's Form 10-Q for the period ended September 30, 2012.
(b) These measurement period adjustments from the acquisition date through December 31, 2012 were recorded to reflect changes in the estimated fair values of the associated assets acquired and liabilities assumed based on factors existing as of the acquisition date.
(c) These represent measurement period adjustments during 2013 through the end of the measurement period and were recorded to reflect changes in the estimated fair values of the associated assets acquired and liabilities assumed based on factors existing as of the acquisition date.

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2014 and 2013 the Company recognized $154.7 million and $166.1 million of amortization expense from intangible assets acquired in the Merger, respectively. The estimated fair value of the customer relationship intangible asset was $1.2 billion at the date of acquisition with a useful life of 9 years. The intangible asset acquired will not have any residual value at the end of the amortization period. There were no in-process research and development assets acquired.
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

HealthTran LLC Acquisition

In January 2012, the Company completed the acquisition of all of the outstanding equity interests of HealthTran LLC (“HealthTran”), a full-service PBM, in exchange for $250.0 million in cash, subject to certain customary post-closing adjustments, in each case upon the terms and subject to the conditions contained in the HealthTran purchase agreement. HealthTran was an existing HCIT client and utilized a Company platform for its claims adjudication services. The acquisition provided the opportunity to create new revenues from HealthTran's customer base and generate cost savings through purchasing and SG&A synergies. The results of HealthTran have been included in the Company's results since January 1, 2012. Costs related to the HealthTran acquisition of $0.9 million were included in SG&A expenses for the year ended December 31, 2011.
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

During the years ended December 31, 2014 and 2013 the Company recognized $12.6 million and $14.6 million of amortization expense from intangible assets acquired in the HealthTran acquisition, respectively. None of the acquired intangible assets will have any residual value at the end of the amortization periods. There were no in-process research and development assets acquired.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined historical results of operations of the Company and its acquisition of Restat as if the acquisition had occurred on the first day of the fiscal year prior to the fiscal year the acquisition was completed. The unaudited pro forma financial information includes certain adjustments related to the acquisition, such as increased amortization from the fair value of intangible assets acquired recorded as part of the purchase accounting, the elimination of transactions between the Company and the acquired entity, and related income tax effects.

Unaudited pro forma results of operations are as follows (dollars in thousands, except share and per share amounts):

Year Ended December 31, 2013
Revenue	$15,344,028
Gross profit	$1,187,714
Net income	$270,024
Earnings per share:
Basic	$1.31
Diluted	$1.31
Weighted average shares outstanding:
Basic	206,013,876
Diluted	206,719,526

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

Salveo Specialty Pharmacy Acquisition

Subsequent to the end of the Company's current reporting period, on January 2, 2015, the Company completed the acquisition of Salveo Specialty Pharmacy, Inc. ("Salveo"), an independent specialty pharmacy platform with pharmacy locations in New York and California, for a purchase price of $260.0 million in cash, subject to certain customary post-closing adjustments. The purchase price was funded from Catamaran's existing cash balance. The initial accounting for this acquisition was incomplete at the time these financial statements were available for issuance. The Company expects to finalize its accounting for this acquisition as soon as practicable, but no later than one year from the acquisition date.

Healthcare Solutions Inc. Acquisition

Subsequent to the end of the Company's current reporting period, on February 26, 2015, the Company announced it has entered into a definitive agreement to acquire Healthcare Solutions, Inc., a current PBM client that serves the workers' compensation market, for $405 million in cash, subject to certain customary post-closing adjustments. The acquisition is expected to be completed in the second quarter of 2015, subject to certain customary closing conditions.

5. Variable Interest Entity
The Company holds an ownership interest in excess of 40%, but not a controlling interest, in Script Relief LLC ("Script Relief"), a Delaware limited liability company. Script Relief operates a direct to consumer pharmacy benefit business, including discount card offerings

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and associated activities. The Company evaluated its investment in Script Relief and determined that Script Relief is a variable interest entity with Catamaran being the primary beneficiary, as the Company's underlying PBM and pharmacy contracts represent Script Relief's key business operations and the Company has the power to direct these activities. As a result, Script Relief is consolidated in the Company's consolidated financial statements with the amounts attributable to the non-controlling interests disclosed. Through April 2016, the Company has the right to purchase all of the outstanding interests owned by the other equity member of Script Relief. The purchase of the outstanding interests is at the Company's sole discretion and is subject to a contractually-defined purchase price.

6.	Property and Equipment
Net property and equipment was made up of the following at December 31, 2014 and 2013 (in thousands):

December 31, 2014	Cost	Accumulated Depreciation	Net Book Value
Furniture and equipment	$39,690	$(13,577)	$26,113
Computer equipment and software	208,628	(107,565)	101,063
Leasehold improvements	96,784	(23,078)	73,706
Construction in progress	9,145	—	9,145
	$354,247	$(144,220)	$210,027

December 31, 2013	Cost	Accumulated Depreciation	Net Book Value
Furniture and equipment	$30,374	$(10,815)	$19,559
Computer equipment and software	168,463	(77,880)	90,583
Leasehold improvements	91,294	(15,163)	76,131
Construction in progress	10,734	—	10,734
	$300,865	$(103,858)	$197,007

Depreciation expense, including property and equipment acquired under capital leases, totaled $63.5 million, $42.2 million, and $20.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. Of the total depreciation expense, $4.0 million, $4.3 million, and $3.5 million was related to the data center operations and allocated to cost of revenue for the years ended December 31, 2014, 2013 and 2012, respectively.

7.    Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by reportable segment for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	PBM	HCIT	Total
Balance at December 31, 2012	$4,458,373	$19,665	$4,478,038
Acquisitions (1)	225,761	—	225,761
Measurement period adjustments (2)	16,476	—	16,476
Balance at December 31, 2013	4,700,610	19,665	4,720,275
Acquisitions (3)	2,026	—	2,026
Measurement period adjustments (4)	2,338	—	2,338
Balance at December 31, 2014	$4,704,974	$19,665	$4,724,639

(1)	Initial goodwill recorded in connection with the acquisition of Restat in October 2013 and another insignificant acquisition in 2013.

(2)
Adjustments to the fair value of assets acquired and liabilities assumed for recent acquisitions during the measurement period. The measurement period adjustments were not recast to the 2012 consolidated financial statements as they were not deemed material.

(3)	Represents adjustments to purchase price for the Restat acquisition, including settlement of working capital adjustment.

(4)
Represents adjustments in connection with the post-closing working capital adjustment as well as changes in the estimated fair values of the associated assets acquired and liabilities assumed for Restat acquisition during the measurement period. The measurement period adjustments were not recast to the 2013 consolidated financial statements as they were not deemed material.

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Definite-lived intangible assets are amortized over the useful lives of the related assets. The components of intangible assets were as follows (in thousands):

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,527,722	$564,623	$963,099	$1,528,475	$355,737	$1,172,738
Non-compete agreements	11,920	7,435	4,485	13,430	6,463	6,967
Other intangible assets	3,060	2,445	615	3,060	1,346	1,714
Total	$1,542,702	$574,503	$968,199	$1,544,965	$363,546	$1,181,419

Future amortization associated with intangible assets recorded as of December 31, 2014 is estimated to be $194.0 million in 2015, $166.7 million in 2016, $147.5 million in 2017, $137.2 million in 2018, $126.8 million in 2019, and $196.0 million for years after 2019.

8. Accrued Expenses and Other Current Liabilities

The Company's accrued expenses and other current liabilities are comprised of the following (in thousands):

	December 31,
	2014	2013
Customer deposits	$13,619	$12,148
Salaries and wages payable	65,481	54,761
Deferred revenue	31,630	10,053
Income taxes payable	—	7,456
Other accrued expenses	216,460	169,682
Total accrued expenses and other current liabilities	$327,190	$254,100

9.    Long-Term Liabilities
Long- term debt
The following table sets forth the components of long-term debt (in thousands), net of unamortized debt discounts as of December 31, 2014 and December 31, 2013.

	Year Ended December 31,
	2014	2013
Senior secured term loan facility due June 1, 2018 with an interest rate of 1.81% at December 31, 2014 and 2013	$932,875	$965,363
Senior secured revolving credit facility due June 1, 2018 with an interest rate of 1.81% at December 31, 2014 and 2013	—	300,000
4.75% Senior Notes due 2021	493,348	—
Less current maturities	(81,250)	(50,000)
Long-term debt	$1,344,973	$1,215,363

Senior Notes

In March 2014, the Company issued $500.0 million aggregate principal amount of 4.75% Senior Notes due 2021 (the “Senior Notes”). The Senior Notes mature on March 15, 2021 and bear interest at 4.75% per year. The Company pays interest semi-annually on the Senior Notes on March 15 and September 15 of each year, or the first business day thereafter if such date is not a business day. The Company made an initial interest payment of $12.1 million in September 2014 on the Senior Notes. The Company received approximately $492.5 million in net proceeds from the Senior Note offering, after deducting $7.5 million in underwriting discounts. Additionally the Company incurred approximately $2.0 million in offering expenses. The Company used part of the net proceeds from this offering to repay $300.0 million of the Company's outstanding borrowings under the Revolving Facility and the remainder of the net proceeds from this offering for general corporate purposes.

As discussed, in connection with the Senior Notes, the Company incurred approximately $7.5 million in underwriting debt discount and approximately $2.0 million in debt issuance costs. The $7.5 million debt discount incurred in connection with the Senior Notes is presented on the consolidated balance sheet as a reduction to long-term debt. The debt discount amounts are being amortized to interest expense over the life of the Senior Notes. The Company uses the straight-line method to amortize the debt discount amounts as it does not result in a materially different amount of interest expense than the effective interest rate method. The $2.0 million in offering expenses incurred in connection with the issuance of the Senior Notes are presented on the consolidated balance sheet as other assets. The offering expenses are being amortized to

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest expense over the life of the Senior Notes using the straight-line method. The amortization related to financing costs and debt discounts totaled $1.1 million for the year ended December 31, 2014.

Guarantees

The Senior Notes are jointly and severally and fully and unconditionally guaranteed by each of the Company’s existing and future wholly-owned subsidiaries that guarantees obligations under (i) the Credit Agreement or (ii) certain other future indebtedness in aggregate principal amount in excess of $175.0 million.

A subsidiary guarantor will be released from its obligations under its respective guarantee of the Senior Notes upon the release or discharge of such subsidiary guarantor from its guarantee of obligations under the Credit Agreement or certain other future indebtedness in an aggregate principal amount in excess of $175.0 million, or upon the earlier occurrence of certain other customary circumstances as set forth in the indenture governing the Senior Notes. The Senior Notes and the guarantees by the subsidiary guarantors are the general senior unsecured obligations of the Company and the subsidiary guarantors, respectively and rank equally in right of payment with the existing and future senior unsecured indebtedness of the Company and the subsidiary guarantors, respectively.

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

If the Company experiences a change of control triggering event (as defined in the supplemental indenture governing the Senior Notes), holders of the Senior Notes may require the Company to purchase the Senior Notes at a purchase price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

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

The indenture governing the Senior Notes provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the indenture and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the trustee or holders of at least 25% in aggregate principal amount of and accrued but unpaid interest on the then outstanding Senior Notes may declare the principal amount of all the Senior Notes to be due and payable immediately. As of December 31, 2014, the Company was in compliance with the covenants under the Senior Notes.

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

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

After giving effect to the Amendment, the interest rates applicable to the Term Loan Facility and the Revolving Facility will continue to be based on a fluctuating rate of interest measured by reference to either, at the Company's option, (i) a base rate, plus an applicable margin, or (ii) an adjusted London interbank offered rate (adjusted for maximum reserves) (“LIBOR”), plus an applicable margin. The applicable margin, in each case, will continue to be adjusted from time to time based on the Company's consolidated leverage ratio for the previous fiscal quarter. The Amendment provides for a reduction in the applicable margins that would be in effect at any time when the Company's consolidated leverage ratio is greater than 1.50 to 1 and less than 2.50 to 1. After giving effect to the Amendment, the initial applicable margin for all borrowings was 0.625% per annum with respect to base rate borrowings and 1.625% per annum with respect to LIBOR borrowings. The Company intends to continue to elect the LIBOR rate as it has previously done during the term of the loan. This resulted in the applicable interest rate decreasing to 1.81% at December 31, 2014 from 2.25% prior to the Amendment. See Note 18 — Financial Instruments for information on the Company's interest rate swap agreements.

In connection with the Amendment, the Company made a $100.0 million prepayment on the Term Loan Facility to reduce its outstanding balance to $1.0 billion from $1.1 billion. In addition, the Company made scheduled principal repayments of $12.5 million in 2013 on the Term Loan Facility leaving the Company with $987.5 million outstanding as of December 31, 2013. The Company made scheduled principal repayments of $37.5 million on the Term Loan Facility in 2014 leaving the Company with $950.0 million outstanding as of December 31, 2014.

The Company utilized funds from the Revolving Facility to make the prepayment in connection with the Amendment, leaving the Company with $700.0 million of remaining available borrowing capacity under the Revolving Facility at the time of the Amendment execution. On October 1, 2013, the Company utilized $350.0 million under the Revolving Facility to partially fund the acquisition of Restat. In 2013, the Company repaid $150.0 million, of the amount borrowed under the Revolving Facility, leaving the Company with approximately $500.0 million of borrowing capacity under the Revolving Facility as of December 31, 2013. In March 2014 the Company used the proceeds from the offering of the Senior Notes (refer above for a detailed discussion) to repay $300.0 million of the outstanding borrowings under the Revolving Facility. As of December 31, 2014, the Company had approximately $800.0 million of available borrowing capacity under the Revolving Facility.

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

The amortization related to financing costs and debt discounts totaled $8.5 million, $9.1 million, and $5.0 million for the years ended December 31, 2014, December 31, 2013, and December 31, 2012, respectively.

As a result of executing the Amendment, the Company assessed whether the modifications to the Credit Agreement were substantial and should be accounted for using extinguishment accounting. The Company made its assessment both on a total basis of all lenders and on an individual basis for each member of the syndicate. The Company performed separate assessments for the Term Loan Facility and the Revolving Facility. As a result of the assessments, the Company recorded an additional interest expense charge of $0.4 million from unamortized debt discount and debt issuance costs during the year ended December 31, 2013.

The Credit Agreement, as amended by the Amendment, requires the Company to maintain a consolidated leverage ratio at all times less than or equal to 4.00 to 1 and a consolidated senior secured leverage ratio at all times less than or equal to 3.25 to 1. The Company's consolidated leverage ratio is defined as the ratio of (1) consolidated total debt to (2) consolidated EBITDA (with add-backs permitted to consolidated EBITDA for (a) fees and expenses related to the Merger, the closing of the Credit Agreement, a specified historic acquisition and future permitted acquisitions, (b) synergies projected by the Company in good faith to be realized as a result of the Merger in an aggregate amount not to exceed a specified threshold and (c) fees and expenses and integration costs related to historical acquisitions by Catalyst in an aggregate amount not to exceed a specified threshold). The Company's new consolidated senior secured leverage ratio is defined as the ratio of (1) (a) consolidated total debt minus (b) any portion of consolidated total debt that is subordinated or not secured by a lien upon the assets of the Company or its subsidiaries to (2) consolidated EBITDA (subject to the permitted add-backs noted above). The Amendment continues to require the Company to maintain an interest coverage ratio greater than or equal to 4.00 to 1. The interest coverage ratio is defined as the ratio of (1) consolidated EBIT (subject to the permitted add-backs noted above) to (2) consolidated interest expense, tested at the end of each fiscal quarter for the rolling four fiscal quarter period then most recently ended. As of December 31, 2014, the Company was in compliance with the covenants of the Credit Agreement, as amended by the Amendment.

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principal amounts outstanding under the Revolving Facility are due and payable in full on June 1, 2018. Principal repayments on the Term Loan Facility will be due as follows (in thousands):

Year	Amount due
2015	81,250
2016	93,750
2017	118,750
2018	656,250
Total	$950,000

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

The carrying value of the Company's debt at December 31, 2014 approximates its fair value.

10.	Shareholders' Equity

(a)	Common shares:

(i) Authorized:  Unlimited no par value voting common shares

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
Effective on March 11, 2009, the Board of Directors of the Company adopted the Catamaran Corporation Long-Term Incentive Plan (“LTIP”), which was approved by the shareholders of the Company at the Annual and Special Meeting of Shareholders on May 13, 2009. The LTIP provides for the grant of stock option awards, stock appreciation rights, restricted stock awards, restricted stock unit ("RSU") awards, performance awards and other stock-based awards to eligible persons, including executive officers and directors of the Company. The purpose of the LTIP is to advance the interests of the Company by attracting and retaining high caliber employees and other key individuals who perform services for the Company, a subsidiary or an affiliate; align the interests of the Company’s shareholders and recipients of awards under the LTIP by increasing the proprietary interest of such recipients in the Company’s growth and success; and motivate award recipients to act in the best long-term interest of the Company and its shareholders. The LTIP replaced the previous stock option plan, and no further grants or awards will be issued under the previous stock option plan. The maximum common shares of the Company allowed to be issued under the LTIP was increased by 3.6 million on May 11, 2011, after the Company’s shareholders approved an amendment to the LTIP at the Annual and Special Meeting of Shareholders of the Company. In July 2012, the maximum common shares of the Company allowed to be issued under the LTIP was increased by 5.0 million. Any full-value awards (i.e., any awards other than stock options or stock appreciation rights) granted under the LTIP are counted against this share limit as 1.79 shares for every one share granted. There were 4,815,112 stock-based awards available for grant under the LTIP as of December 31, 2014.

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the closing of the Merger with Catalyst on July 2, 2012, the Company assumed two stock incentive plans (together the "Assumed Plans"), each as amended and adjusted for the purpose of granting awards to certain employees of the Company subsequent to the close of the Merger or to newly hired employees of the Company who were not employed with the Company as of the close of the Merger. The Assumed Plans provide for the grant of stock option awards, RSU awards, performance awards and other stock-based awards to eligible persons. The maximum common shares of the Company allowed to be issued under the Assumed Plans is 1,480,936. Any full-value awards (i.e., any awards other than stock options or SARs) granted under the Assumed Plans are counted against this share limit as 1.45 shares for every one share granted. There were 730,056 stock-based awards available for grant under the Assumed Plans as of December 31, 2014.

(c)	Stock Options
The following table summarizes activity related to stock options for the year ended December 31, 2014:

	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	1,396,144	$31.60
Granted	432,586	$44.72
Exercised	(298,108)	$18.92
Forfeited	(82,090)	$47.54
Outstanding, end of period	1,448,532	$37.22

Options granted during 2014, were primarily subject to a graded vesting schedule of four years. Options granted expire seven years from the grant date.

The following table summarizes certain information about the options outstanding at December 31, 2014:

Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$6.39- $24.92	233,300	2.16	$14.05	230,038	$13.88
$24.93 - $32.45	233,294	3.25	$25.51	140,764	$25.57
$32.46 - $44.15	279,524	4.29	$35.78	110,540	$35.25
$44.16 - $44.90	347,132	6.18	$44.70	—	$—
$44.91 - $56.25	355,282	5.26	$53.99	86,773	$54.22
$6.39 - $56.25	1,448,532	4.47	$37.22	568,115	$27.10

The aggregate intrinsic value and remaining contractual term of exercisable stock options at December 31, 2014 was $14.0 million and 3.26 years, respectively. The aggregate intrinsic value and remaining contractual term of all vested options and options that are expected to vest are $21.0 million and 4.47 years, respectively. The total fair value of stock options which vested during the years ended December 31, 2014, 2013 and 2012 was approximately $4.6 million, $3.5 million, and $2.8 million, respectively.

As of December 31, 2014, there were $8.2 million and $1.7 million of unrecognized compensation costs related to stock options for LTIP and Assumed Plans, respectively, which are expected to be recognized over a weighted-average period of 2.39 years and 3.01 years, respectively.

The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013, and 2012 was $8.2 million, $14.9 million, and $50.3 million, respectively.

(d)	Employee Stock Purchase Plan:

On May 16, 2007, shareholders of the Company approved the creation of the Employee Stock Purchase Plan (“ESPP”) which allows eligible employees to withhold annually up to a maximum of 15% of their base salary, or $25,000, subject to U.S. Internal Revenue Service limitations, for the purchase of the Company’s common shares. Common shares will be purchased on the last day of each offering period at a discount of 5% of the fair market value of the common shares on such date. The aggregate number of common shares that may be awarded under the ESPP may not exceed 400,000 common shares. Common shares available for purchase under the ESPP are drawn from reacquired common shares purchased on behalf of the Company in the open market. During 2014, 2013, and 2012, the Company delivered 40,156, 33,728, and 14,697 common shares, respectively, under the ESPP.

The ESPP is not considered compensatory as the plan terms are no more favorable than to all other shareholders, and the purchase discount does not exceed the per-share costs that would be incurred through a public offering. Since the plan is not considered compensatory, no portion of the costs related to ESPP purchases is included in the Company’s stock-based compensation expense.

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	Restricted Stock Units:

During 2014, the Company granted both time-based RSUs and performance based RSUs to its employees and non-employee directors under both the LTIP and the Assumed Plans. Time-based RSUs vest on a straight-line basis over a range of three to four years. During 2012 and 2013, the Company also granted time-based RSUs that cliff vest after a three to four year period. Performance-based RSUs cliff vest based upon reaching agreed upon three-year performance conditions. The number of outstanding performance-based RSUs as of December 31, 2014 stated below assumes the associated performance targets will be met at the maximum level. The table below summarizes the number of time-based and performance-based RSUs that were granted and outstanding under both plans for the year ended December 31, 2014:

	LTIP Plan			Assumed Plans
	Number of Restricted Stock Units			Number of Restricted Stock Units
	Time-Based	Performance - Based	Weighted Average Grant Date Fair Value Per Unit	Time-Based	Performance - Based	Weighted Average Grant Date Fair Value Per Unit
Granted	302,257	392,388	$44.84	155,615	91,516	$44.41
Outstanding	714,810	830,880	—	243,925	86,948	—

The total fair value of RSUs that vested during 2014, 2013, and 2012 was $20.8 million, $27.3 million, and $18.0 million, respectively. The weighted average grant date fair value of awards granted during 2014, 2013, and 2012 was $44.72, $55.99, and $38.49, respectively.

The following table summarizes the information about RSUs for the year ended December 31, 2014 under the Company's equity incentive plans:

	LTIP Plan		Assumed Plans
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested balance as of the beginning of the period	1,334,694	$40.14	213,656	$50.98
Granted	694,645	$44.84	247,131	$44.41
Vested	(411,817)	$30.23	(53,386)	$50.38
Forfeited	(71,832)	$44.57	(76,528)	$49.06
Nonvested balance as of the end of the period	1,545,690	$44.69	330,873	$46.62

(f)	Warrants:

On July 2, 2012, the Company issued 66.8 million common shares and 0.5 million warrants in connection with the Company's merger with Catalyst Health Solutions, Inc. As of December 31, 2013, 425,160 of the warrants issued were outstanding. In June 2014, all of the outstanding warrants were exercised carrying a weighted average exercise price of $8.12. As of December 31, 2014, there were no warrants outstanding.

(g)	Stock-based Compensation:

For the years ended December 31, 2014, 2013, and 2012, the Company recorded stock-based compensation expense of $33.6 million, $25.6 million, and $17.7 million, respectively. At December 31, 2014, there was $34.6 million and $12.0 million unrecognized compensation cost related to RSUs under the LTIP and Assumed Plans, respectively, which is expected to be recognized over a weighted-average period of 2.02  and 2.49 years, respectively.

The Company allocated stock-based compensation costs to the same statement of operations line item as the cash compensation to those employees. Accordingly, the allocation of the compensation costs is as follows for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	2014	2013	2012
Cost of revenue	$2,284	$1,404	$687
Selling, general and administrative	31,270	24,158	16,980
Total stock-based compensation	$33,554	$25,562	$17,667

The total income tax benefit, using the Company’s statutory tax rates, recognized in the statements of operations for stock-based compensation arrangements for years ended December 31, 2014, 2013, and 2012 was $12.7 million, $9.5 million, and $6.5 million, respectively.

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Black-Scholes-Merton option-pricing model was used to estimate the fair value of the options at grant date for the years ended December 31, 2014, 2013, and 2012, based on the following assumptions:

	2014	2013	2012
Volatility	37.7-39.2%	41.4-45.4%	47.2-49.2%
Risk-free interest rate	1.54 - 1.73%	0.81-1.74%	0.65-0.83%
Expected life	4.5 years	4.5 years	4.5 years
Dividend yield	—	—	—
Weighted average grant date fair value	$15.47	$21.33	$14.70

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
11.    Income Taxes
The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows.

	December 31,
	2014	2013
	(In thousands)
Deferred income tax assets:
Non-capital loss carryforwards (“NOL”)	$28,906	$18,229
Lease inducements and deferred financing	15,826	12,528
Reserves and accruals	62,487	45,974
Stock-based compensation	17,889	12,763
Other	12,318	9,408
Total	137,426	98,902
Less valuation allowance - current	804	875
Less valuation allowance - long term	28,915	17,486
Total valuation allowance	29,719	18,361
Total deferred tax assets	$107,707	$80,541
Deferred tax assets — current	$58,631	$44,029
Deferred tax assets — long term	49,076	36,512
Total	$107,707	$80,541
Deferred income tax liabilities:
Property and equipment and intangible assets	$297,978	$329,842
Dividend withholding tax	5,675	5,675
Other	5,156	3,146
Total	$308,809	$338,663
At December 31, 2014, the Company had gross deferred tax assets (“DTAs”) totaling $137.4 million compared to $98.9 million at December 31, 2013. Of the $137.4 million, $30.8 million of DTAs related to its Canadian operations compared to $18.1 million at December 31, 2013. The Company also had deferred tax liabilities which decreased to $308.8 million at December 31, 2014 from $338.7 million at December 31, 2013.
The balance of the valuation allowance was $29.7 million at December 31, 2014 compared to $18.4 million at December 31, 2013. The valuation allowance arising from the Canadian operations was $28.4 million at December 31, 2014 and $17.1 million at December 31, 2013. The Canadian valuation allowance increased during the year as a result of a loss from operations. The amount of this valuation allowance is subject to adjustment by the Company in future periods based upon its assessment of evidence supporting the degree of probability that DTAs will be realized.

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2014, the Company had a DTA of $28.9 million related to Canadian, US Federal and state NOLs. The NOLs are available to reduce future years’ taxable income and expire beginning in 2031. A valuation allowance of $26.7 million has been established against a portion of the NOLs not anticipated to be utilized.
The differences between the effective tax rate reflected in the provision for income taxes and the U.S. statutory income tax rate are as follows (dollars in thousands):

	Years Ended December 31,
	2014	2013	2012
Corporate statutory rate	35.0%	35.0%	35.0%
Income tax expense on income before income taxes	$177,768	$140,751	$66,618
Tax effect of:
State and local income taxes, net of federal benefit	13,527	10,726	4,281
Transaction costs and transaction related expenses	453	938	5,252
Dividend withholding tax	—	(65)	13,074
Impact of foreign tax rates	(3,191)	(3,693)	(1,582)
Non-controlling interest	(22,452)	(13,670)	(1,645)
Cross-jurisdictional financing	(48,252)	(44,659)	(23,937)
Other	3,662	4,479	3,763
Valuation allowance	12,671	8,596	3,492
	$134,186	$103,403	$69,316
Income from U.S. operations before income taxes was $428.7 million, $319.8 million, and $158.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Income from outside the U.S. before income taxes, including taxable income attributable to intercompany debt, was $79.2 million, $82.3 million, and $31.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current tax expense
United States	$192,021	$146,484	$94,834
Foreign	212	1,255	12,407
Total current tax expense	192,233	147,739	107,241
Deferred tax expense (benefit)
United States	(57,889)	(44,180)	(38,441)
Foreign	(158)	(156)	516
Total deferred tax expense	(58,047)	(44,336)	(37,925)
Total tax expense	$134,186	$103,403	$69,316
Uncertain Tax Positions
Accounting guidance for uncertain tax positions prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2014, the Company has an accrued liability in the consolidated balance sheet of $35.4 million. As of December 31, 2013 and 2012, the Company had an accrued liability of $28.9 million and $18.8 million, respectively. This liability related to various uncertain federal and state income tax matters, the resolution of all of which would not have a material impact on the Company’s effective tax rate.

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, for 2014, 2013 and 2012 , respectively are as follows (in millions):

	2014	2013	2012
Balance at January 1	$28.9	$18.8	$0.6
Additions for tax positions related to prior years	9.0	26.5	10.3
Reductions for tax positions related to prior years	(0.9)	(13.9)	—
Additions based on tax positions related to the current year	3.8	0.4	7.9
Reductions due to lapse of the applicable statute of limitations	(4.7)	—	—
Decrease related to settlements with taxing authorities	(0.7)	(2.9)	—
Balance at December 31	$35.4	$28.9	$18.8
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties at December 31, 2014, 2013, and 2012 was $5.9 million, $4.7 million, and $0.5 million, respectively. It is reasonably possible that the total amount of unrecognized tax benefits will increase or decrease within twelve months of December 31, 2014. The Company currently estimates that such increases or decreases will not be material.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, including Canada. With few exceptions, the Company is no longer subject to tax examinations by tax authorities for years prior to 2010.

12.     Lease Exit Costs

Bannockburn Lease

In September 2014, the Company executed a plan to exit the space it had leased in Bannockburn, IL. As a result of this exit, the Company recorded a charge and corresponding lease loss accrual equal to the present value of the amount by which the net future lease obligations exceed the remaining rent-related deferred balances. As a result of this exit, the Company recorded approximately $5.7 million of lease loss expense during 2014 in SG&A expense in the consolidated statements of operations. As of December 31, 2014, the Company had an accrual for the present value of future amounts due through the end of the lease term of approximately $6.9 million, which is included in accrued expenses and other current liabilities in the consolidated balance sheets. Based on the Company's current assumptions as of December 31, 2014, we expect that cash outflows totaling $7.0 million will occur through July 2015. The exit from the space in Bannockburn, IL did not involve any employee termination costs.

Maryland Lease

In August 2013, the Company executed a plan to exit a portion of space it had leased in Maryland and entered into a sub-lease agreement with a third-party tenant that was coterminous with the Company's remaining lease term. As a result of this exit, the Company recorded an approximately $5.6 million charge in SG&A expense and corresponding lease loss accrual equal to the present value of the amount by which the net future lease obligations exceed the remaining rent-related deferred balances. The net future lease obligations were calculated by taking the remaining contractual rent obligation less the amount the Company will receive from the sub-lease agreement and recorded at its present value based on the Company's credit adjusted risk-free interest rate. As of December 31, 2014, the Company had an accrual of approximately $5.2 million related to lease exit costs included in accrued expenses and other current liabilities in the consolidated balance sheets. A roll forward of the lease exit cost accrual is presented below (in thousands):

Amount
Liability at 12/31/2013	$5,774
Net payments	(819)
Change in Present Value	260
Liability at 12/31/2014	$5,215

Based on the Company's current assumptions as of December 31, 2014, we expect that cash outflows totaling $6.1 million will occur through June 2022.

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Earnings Per Share

The following table sets forth the computation of basic and diluted EPS for the years ended December 31, 2014, 2013, and 2012 (in thousands, except share and per share data):

	2014	2013	2012
Numerator:
Net income available to common shareholders	$317,293	$262,170	$116,658
Denominator for basic EPS — weighted average common shares outstanding	207,103,603	206,013,876	166,765,682
Effect of dilutive securities:
Restricted stock units	402,992	321,587	329,975
Stock options	245,550	384,063	734,963
Denominator for diluted EPS	207,752,145	206,719,526	167,830,620
Earnings per share:
Basic	$1.53	$1.27	$0.70
Diluted	$1.53	$1.27	$0.70

The Company calculated the number of options and RSUs included in the diluted EPS calculation following the treasury stock method as outlined in earnings per-share accounting guidance. The following represents the stock options and RSUs that are not included in the calculation of diluted EPS due to their anti-dilutive impact:

	December 31,
	2014	2013	2012
Anti-dilutive RSUs	746,999	615,608	773,509
Anti-dilutive stock options	669,144	30,381	288,532
	1,416,143	645,989	1,062,041

14.    Supplemental Cash Flow Information
(a) Other non-cash activities (in thousands):

Year Ended December 31, 2012
Equity shares issued as a result of the NMHC acquisition	$4
Equity shares issued as a result of the Catalyst Merger	$3,238,141
(b) Cash paid / received for income taxes and interest was as follows for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Income taxes paid	$201,263	$158,053	$22,052
Interest paid	$38,880	$30,322	$18,711
Interest received	$837	$735	$473

15.	Employee Benefit Plans
The Company has a 401(k) savings plan that allows eligible employees to defer a percentage of their salary, not to exceed $17,500 in 2014 and 2013 and $17,000 in 2012. The Company matches an amount equal to 100% of the first 1% of eligible earnings and 50% of the next 2% through 6% eligible earnings. All participant contributions are 100% vested. Employer contributions become 20% vested after one year of service and 100% vested after completion of two years of service. For 2014, 2013 and 2012, the Company’s contributions to this plan were $9.0 million, $7.0 million, and $4.9 million, respectively.

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Commitments and Contingencies

(a)	Lease Commitments:

The Company maintains operating lease agreements for office space in its main operating locations. The Company also leases certain office equipment.

Aggregate future minimum payments in respect of non-cancellable operating lease agreements as of December 31, 2014, which extend until 2025, are as follows (in thousands):

Operating Leases
2015	$20,747
2016	19,529
2017	19,847
2018	16,901
2019	15,752
After 2019	53,633
$146,409

The total rental expense under operating leases for the years ended December 31, 2014, 2013, and 2012 was $36.0 million, $35.4 million, and $17.1 million, respectively. The lease renewal terms have not been factored into the commitments noted above as not renewing these leases would not have a detrimental impact on the Company.

(b)	Contingencies:

In July 2014, the Company received a subpoena from the United States Attorney's Office for the District of Rhode Island, requesting documents and information concerning bona fide service fees and rebates received from certain pharmaceutical manufacturers in connection with certain drugs utilized under Part D of the Medicare program. The Company has been cooperating with the government, collecting and producing documents in response to the subpoena.

    Beeman, et al. v. Anthem Prescription Management, Inc., et al.  A purported class action lawsuit was filed in February 2004 in the United States District Court for the Central District of California against a number of  pharmacy benefit managers, including current subsidiaries of the Company, by several California pharmacies. Plaintiffs allege that defendants failed to comply with statutory obligations under California Civil Code Section 2527 to conduct studies of pharmacy dispensing fees and provide the results to third-party payors in California, and seek money damages.  Because the lawsuit was stayed by appeals, including a challenge to the constitutionality of the statute, for nearly its entire history and was remanded back to the District Court in 2014, it is still in its early stages. As of December 31, 2014, based on currently available information, the Company cannot reasonably estimate a potential impact in this matter.

From time to time in connection with its operations, the Company is named as a defendant in other actions for damages and costs allegedly sustained by third-party plaintiffs. The Company has considered these proceedings and disputes in determining the necessity of any accruals for losses that are probable and reasonably estimable. In addition, various aspects of the Company’s business may subject it to litigation and liability for damages arising from errors in processing the pricing of prescription drug claims, failure to meet performance measures within certain contracts relating to its services performed, its ability to obtain certain levels of discounts or rebates on prescription purchases from retail pharmacies and drug manufacturers or other actions or omissions. The Company’s recorded accruals are based on estimates developed with consideration given to the potential merits of claims or quantification of any performance obligations. The Company takes into account its history of claims, the limitations of any insurance coverage, advice from outside counsel, and management’s strategy with regard to the settlement or defense of such claims and obligations. While the ultimate outcome of those claims, lawsuits or performance obligations cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these claims and performance obligations, that adequate provisions have been recorded in the accounts where required. As of December 31, 2014, the Company did not have any material contingencies accrual related to lawsuits or allegations brought against the Company.

(c)	Guarantees:

The Company provides routine indemnification to its customers against liability if the Company’s products infringe on a third-party’s intellectual property rights. The maximum amount of these indemnifications cannot be reasonably estimated due to their uncertain nature. Historically, the Company has not made payments related to these indemnifications.

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.    Segment Information

(a) Reportable Segments

The Company manages its business in two segments: PBM and HCIT. The Company evaluates segment performance and allocates resources based upon revenue and gross profit. Selling, general and administrative expenses, depreciation and amortization, interest and other income and interest expense are reported as corporate expenses as these are managed on a consolidated basis by the Company. The Merger with Catalyst or the acquisition of Restat did not change the Company's conclusion on its reporting segments.

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

Revenue primarily consists of sales of prescription drugs, together with any associated administrative fees, to customers and participants, through the Company’s nationwide network of participating pharmacies and the Company's own mail and specialty pharmacies. Revenue and costs related to the sales of prescription drugs are recognized when the claims are adjudicated and the prescription drugs are shipped. Claims are adjudicated at the point-of-sale using an on-line processing system. Revenue and cost primarily consists of sales of prescription drugs to customers and participants.

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

Financial information by segment (in thousands):

Year Ended December 31, 2014	PBM	HCIT	Corporate	Total
Revenue	$21,429,983	$151,907	$—	$21,581,890
Cost of revenue	20,155,768	66,069	—	20,221,837
Gross profit	1,274,215	85,838	—	1,360,053
Corporate expenses	—	—	852,145	852,145
Income before income taxes	—	—	—	507,908
Income tax expense	—	—	—	134,186
Net income	—	—	—	373,722
Less net income attributable to non-controlling interest	—	—	—	56,429
Net income attributable to the Company	—	—	—	317,293
Goodwill	4,704,974	19,665	—	4,724,639
Total assets	$9,103,603	$220,582	$—	$9,324,185

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2013	PBM	HCIT	Corporate	Total
Revenue	$14,632,104	$147,990	$—	$14,780,094
Cost of revenue	13,583,941	70,508	—	13,654,449
Gross profit	1,048,163	77,482	—	1,125,645
Corporate expenses	—	—	723,503	723,503
Income before income taxes	—	—	—	402,142
Income tax expense	—	—	—	103,403
Net income	—	—	—	298,739
Less net income attributable to non-controlling interest	—	—	—	36,569
Net income attributable to the Company	—	—	—	262,170
Goodwill	4,700,610	19,665	—	4,720,275
Total assets	$7,634,033	$361,730	$—	$7,995,763

Year Ended December 31, 2012	PBM	HCIT	Corporate	Total
Revenue	$9,785,084	$155,036	$—	$9,940,120
Cost of revenue	9,141,029	65,715	—	9,206,744
Gross profit	644,055	89,321	—	733,376
Corporate expenses	—	—	543,039	543,039
Income before income taxes	—	—	—	190,337
Income tax expense	—	—	—	69,316
Net income	—	—	—	121,021
Less net income attributable to non-controlling interest	—	—	—	4,363
Net income attributable to the Company	—	—	—	116,658
Goodwill	4,458,373	19,665	—	4,478,038
Total assets	$7,159,098	$226,029		$7,385,127

(b) Geographic Information

Revenues of the Company are primarily earned in the United States. The Company’s Canadian operations represented less than 0.2% of the Company’s consolidated revenue for the years ended December 31, 2014, 2013 and 2012.

(c) Major Customers

During the year ended December 31, 2014, one customer accounted for 34% of total revenue. During the year ended December 31, 2013, one customer accounted for 23% of total revenue. During the year ended December 31, 2012, one customer accounted for 31% of total revenue. In 2014, 2013 and 2012, this major customer was included in the PBM segment.

At December 31, 2014, one customer accounted for 17% of the total accounts receivable balance. At December 31, 2013, one customer accounted for 15% of the total accounts receivable balance.

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

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company used variable rate debt to assist in financing its Merger with Catalyst and acquisition of Restat. The Company is subject to interest rate risk related to the variable rate debt. When interest rates increase, interest expense could increase. Conversely, when interest rates decrease, interest expense could also decrease.

In order to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rates, the Company entered into 3-year interest rate swap agreements with a total notional amount of $500 million to fix the variable LIBOR rate on the Company's term loan to 0.52%, resulting in an effective rate of 2.14% after adding the 1.63% margin per the Credit Agreement. Under the interest rate swap, the Company receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent to fixed-rate debt with respect to the notional amount of such swap agreements. The interest rate contract derivative instrument was designated as a cash flow hedge upon its inception in August 2012 and it expires in August 2015. Hedge effectiveness is assessed by the Company on a quarterly basis. Based on the Company's assessment as of December 31, 2014, the Company concluded that the hedge is highly effective and thus hedge accounting is appropriate.

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

(c)	Fair value:

The fair value of the interest rate swap liability as of December 31, 2014 was $1.1 million, and is included in other long-term liabilities on the consolidated balance sheet. Interest expense for the year ended December 31, 2014 includes $1.7 million of interest expense reclassified from other comprehensive income into current earnings. As of December 31, 2014, approximately $1.1 million of deferred expenses related to the derivative instruments accumulated in other comprehensive income is expected to be reclassified as interest expense during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions.

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

19. Fair Value

Fair value measurement guidance defines a hierarchy to prioritize the inputs to valuation techniques used to measure fair value into three broad levels, with Level 1 considered the most reliable. For assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet, the table below categorizes fair value measurements across the three levels as of December 31, 2014 (in thousands):

Year Ended December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative	$—	$1,096	$—	$1,096

Year Ended December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Contingent purchase price consideration	$—	$—	$19,954	$19,954
Derivatives	$—	$1,719	$—	$1,719

Contingent purchase price consideration

The contingent purchase price consideration liability as of December 31, 2013 reflects the fair values of potential future payments related to the acquisition of Walgreens Health Initiatives (acquired by Catalyst in 2011). The potential future payments were contingent upon the acquired entity meeting or exceeding certain revenue, gross profit or client retention targets. The contingent consideration criteria was met and during 2014 this liability was settled. Accordingly, there is no outstanding balance as of December 31, 2014. There was no impact on the consolidated statement of operations as a result of this settlement.

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As the fair value measurement for the contingent consideration was based on inputs not observed in the market, these measurements are classified as Level 3 measurements as defined by fair value measurements guidance.
Derivatives

Derivative liabilities relate to the interest rate swap (refer to Note 18 — Financial Instruments for further information), which had a fair value of $1.1 million as of December 31, 2014. As the fair value measurement for the derivative instrument is based on quoted prices from a financial institution, the measurement is classified as Level 2 measurement as defined by fair value measurements guidance.

During 2014 and 2013, there were no movements of fair value measurements between levels 1, 2 and 3.

20.    Supplemental Information

	Beginning Balance	Charged to Expense	Adjustments	Ending Balance
	(In thousands)
Allowance for doubtful accounts
Year Ended December 31, 2014	$5,860	$2,259	$(3,252)	$4,867
Year Ended December 31, 2013	$7,899	$1,187	$(3,226)	$5,860
Year Ended December 31, 2012	$2,725	$3,328	$1,846	$7,899

	Beginning Balance	Charged to Expense	Adjustments	Ending Balance
	(In thousands)
Valuation allowance for deferred tax assets
Year Ended December 31, 2014	$18,361	$12,671	$(1,313)	$29,719
Year Ended December 31, 2013	$5,797	$8,596	$3,968	$18,361
Year Ended December 31, 2012	$3,603	$2,194	$—	$5,797

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. Condensed Consolidating Financial Information

The Senior Notes issued by the Company are fully and unconditionally (subject to certain customary release provisions), guaranteed by certain of our wholly-owned subsidiaries.

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

ii.	Guarantor subsidiaries, on a combined basis

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

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CATAMARAN CORPORATION
Condensed Consolidated Balance Sheets
(in thousands)

	Catamaran Corporation	Guarantors	Non-Guarantors	Consolidations	Consolidated
As of December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$333,469	$648,903	$29,580	$—	$1,011,952
Accounts receivable, net	304	1,217,675	166,937	(130,580)	1,254,336
Rebates receivable	10,710	851,929	155,719	(154,534)	863,824
Other current assets	99	166,858	52,478	—	219,435
Intercompany receivable	—	675,551	—	(675,551)	—
Total current assets	344,582	3,560,916	404,714	(960,665)	3,349,547
Property and equipment, net	110	154,413	55,504	—	210,027
Goodwill	—	4,689,522	35,117	—	4,724,639
Other intangible assets, net	—	963,096	5,103	—	968,199
Investment in subsidiaries	6,375,214	266,096	71	(6,641,381)	—
Other long-term assets	13,874	42,876	22,084	(7,061)	71,773
Total assets	$6,733,780	$9,676,919	$522,593	$(7,609,107)	$9,324,185
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$4	$1,079,598	$3,150	$(114,961)	$967,791
Accrued expenses and other current liabilities	10,580	304,309	18,846	(6,545)	327,190
Rebates payable	—	967,733	42,932	(42,932)	967,733
Current portion - long-term debt	81,250	—	—	—	81,250
Intercompany payable	23,898	—	626,434	(650,332)	—
Total current liabilities	115,732	2,351,640	691,362	(814,770)	2,343,964
Deferred income taxes	—	255,777	1,548	—	257,325
Long-term debt	1,344,973	—	—	—	1,344,973
Other long-term liabilities	1,096	71,475	26,245	—	98,816
Total liabilities	1,461,801	2,678,892	719,155	(814,770)	4,045,078
Commitments and contingencies (Note 16)
Shareholders’ equity
Total shareholders' equity	5,271,979	6,998,027	(197,807)	(6,800,220)	5,271,979
Non-controlling interest	—	—	1,245	5,883	7,128
Total equity	5,271,979	6,998,027	(196,562)	(6,794,337)	5,279,107
Total liabilities and equity	$6,733,780	$9,676,919	$522,593	$(7,609,107)	$9,324,185

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CATAMARAN CORPORATION
Condensed Consolidated Balance Sheets
(in thousands)

	Catamaran Corporation	Guarantors	Non-Guarantors	Consolidations	Consolidated
As of December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$15,090	$362,647	$9,504	$—	$387,241
Accounts receivable, net	294	889,267	120,869	(50,844)	959,586
Rebates receivable	35,776	270,179	80,030	(80,030)	305,955
Other current assets	107	149,233	35,553	—	184,893
Intercompany receivable	—	—	130,377	(130,377)	—
Total current assets	51,267	1,671,326	376,333	(261,251)	1,837,675
Property and equipment, net	69	172,090	24,848	—	197,007
Goodwill	—	4,685,158	35,117	—	4,720,275
Other intangible assets, net	—	1,173,347	8,072	—	1,181,419
Intercompany loans receivable	—	175,000	—	(175,000)	—
Investment in subsidiaries	6,137,281	202,292	71	(6,339,644)	—
Other long-term assets	15,675	24,117	21,818	(2,223)	59,387
Total assets	$6,204,292	$8,103,330	$466,259	$(6,778,118)	$7,995,763
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$—	$851,260	$8,315	$(41,770)	$817,805
Accrued expenses and other current liabilities	3,047	228,801	22,252	—	254,100
Rebates payable	—	356,266	31,332	(31,333)	356,265
Current portion - long-term debt	50,000	—	—	—	50,000
Intercompany payable	25,673	3,885	—	(29,558)	—
Total current liabilities	78,720	1,440,212	61,899	(102,661)	1,478,170
Deferred income taxes	—	299,794	1,547	—	301,341
Long-term debt	1,215,363	—	—	—	1,215,363
Intercompany loans payable	—	—	175,000	(175,000)	—
Other long-term liabilities	1,719	65,812	21,860	—	89,391
Total liabilities	1,295,802	1,805,818	260,306	(277,661)	3,084,265
Commitments and contingencies (Note 16)
Shareholders’ equity
Total shareholders' equity	4,908,490	6,297,512	204,707	(6,502,219)	4,908,490
Non-controlling interest	—	—	1,246	1,762	3,008
Total equity	4,908,490	6,297,512	205,953	(6,500,457)	4,911,498
Total liabilities and equity	$6,204,292	$8,103,330	$466,259	$(6,778,118)	$7,995,763

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CATAMARAN CORPORATION
Condensed Consolidated Statements of Operations
(in thousands)

	Catamaran Corporation	Guarantors	Non-Guarantors	Consolidations	Consolidated
For the year ended December 31, 2014
Revenue	$40,141	$20,849,801	$3,028,412	$(2,336,464)	$21,581,890
Cost of revenue	33,917	19,764,270	2,760,114	(2,336,464)	20,221,837
Gross profit	6,224	1,085,531	268,298	—	1,360,053
Expenses:
Selling, general and administrative	2,931	418,400	97,020	—	518,351
Depreciation of property and equipment	30	53,932	5,524	—	59,486
Amortization of intangible assets	—	210,251	2,969	—	213,220
Total Expenses	2,961	682,583	105,513	—	791,057
Operating income	3,263	402,948	162,785	—	568,996
Interest and other expense, net	51,904	3,007	6,177	—	61,088
Equity in (income) of subsidiaries	(365,934)	(58,804)	—	424,738	—
Income before income taxes	317,293	458,745	156,608	(424,738)	507,908
Income tax expense	—	92,811	41,375	—	134,186
Net income	317,293	365,934	115,233	(424,738)	373,722
Less net income attributable to non-controlling interest	—	—	—	56,429	56,429
Net income attributable to the Company	$317,293	$365,934	$115,233	$(481,167)	$317,293

CATAMARAN CORPORATION
Condensed Consolidated Statements of Operations
(in thousands)

	Catamaran Corporation	Guarantors	Non-Guarantors	Consolidations	Consolidated
For the year ended December 31, 2013
Revenue	$34,875	$13,682,194	$1,750,509	$(687,484)	$14,780,094
Cost of revenue	30,217	12,756,828	1,554,888	(687,484)	13,654,449
Gross profit	4,658	925,366	195,621	—	1,125,645
Expenses:
Selling, general and administrative	1,094	374,435	65,230	—	440,759
Depreciation of property and equipment	29	35,005	2,892	—	37,926
Amortization of intangible assets	—	200,065	3,127	—	203,192
Total Expenses	1,123	609,505	71,249	—	681,877
Operating income	3,535	315,861	124,372	—	443,768
Interest and other (income) expense, net	36,700	(344)	5,270	—	41,626
Equity in (income) of subsidiaries	(295,335)	(51,924)	—	347,259	—
Income before income taxes	262,170	368,129	119,102	(347,259)	402,142
Income tax expense	—	72,794	30,609	—	103,403
Net income	262,170	295,335	88,493	(347,259)	298,739
Less net income attributable to non-controlling interest	—	—	—	36,569	36,569
Net income attributable to the Company	$262,170	$295,335	$88,493	$(383,828)	$262,170

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CATAMARAN CORPORATION
Condensed Consolidated Statements of Operations
(in thousands)

	Catamaran Corporation	Guarantors	Non-Guarantors	Consolidations	Consolidated
For the year ended December 31, 2012
Revenue	$15,343	$9,578,406	$911,107	$(564,736)	$9,940,120
Cost of revenue	12,306	8,926,325	832,849	(564,736)	9,206,744
Gross profit	3,037	652,081	78,258	—	733,376
Expenses:
Selling, general and administrative	4,688	322,843	41,961	—	369,492
Depreciation of property and equipment	50	14,784	1,915	—	16,749
Amortization of intangible assets	—	126,847	3,269	—	130,116
Total Expenses	4,738	464,474	47,145	—	516,357
Operating income	(1,701)	187,607	31,113	—	217,019
Interest and other expense, net	11,731	13,577	1,374	—	26,682
Equity in (income) of subsidiaries	(130,090)	(14,551)	—	144,641	—
Income before income taxes	116,658	188,581	29,739	(144,641)	190,337
Income tax expense	—	58,491	10,825	—	69,316
Net income	116,658	130,090	18,914	(144,641)	121,021
Less net income attributable to non-controlling interest	—	—	—	4,363	4,363
Net income attributable to the Company	$116,658	$130,090	$18,914	$(149,004)	$116,658

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CATAMARAN CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Catamaran Corporation	Guarantors	Non-Guarantors	Consolidations	Consolidated
For the year ended December 31, 2014
Cash flows from operating activities:
Net cash provided (used) by operating activities	$341,698	$612,430	$(6,952)	$(356,995)	$590,181
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(2,026)	—	—	(2,026)
Purchases of property and equipment	(71)	(41,664)	(36,343)	—	(78,078)
Proceeds from restricted cash	—	20,006	—	—	20,006
Net cash used in investing activities	(71)	(23,684)	(36,343)	—	(60,098)
Cash flows from financing activities:
Proceeds from issuance of debt	492,500	—	—	—	492,500
Repayment of long-term debt	(337,500)	—	—	—	(337,500)
Payment of financing costs	(1,963)	—	—	—	(1,963)
Proceeds from exercise of options	8,011	(2,355)	(17)	—	5,639
Tax benefit on option exercises	—	3,455	37	—	3,492
Proceeds from warrants exercised	3,452	—	—	—	3,452
Payments of contingent consideration	—	(18,338)	—	—	(18,338)
Distributions to non-controlling interest	—	—	—	(52,309)	(52,309)
Net transactions with parent and affiliates	(208,486)	(264,620)	63,802	409,304	—
Proceeds from restricted stock	20,700	(20,249)	(451)	—	—
Other	—	(383)	—	—	(383)
Net cash provided (used) by financing activities	(23,286)	(302,490)	63,371	356,995	94,590
Effect of foreign exchange on cash balances	38	—	—	—	38
Change in cash and cash equivalents	318,379	286,256	20,076	—	624,711
Cash and cash equivalents, beginning of period	15,090	362,647	9,504	—	387,241
Cash and cash equivalents, end of period	$333,469	$648,903	$29,580	$—	$1,011,952

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CATAMARAN CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Catamaran Corporation	Guarantors	Non-Guarantors	Consolidations	Consolidated
For the year ended December 31, 2013
Cash flows from operating activities:
Net cash provided (used) by operating activities	$186,985	$616,168	$(30,476)	$(297,256)	$475,421
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(388,866)	—	—	(388,866)
Purchases of property and equipment	(11)	(117,799)	(11,032)	—	(128,842)
Proceeds from restricted cash	—	20,004	—	—	20,004
Net cash used by investing activities	(11)	(486,661)	(11,032)	—	(497,704)
Cash flows from financing activities:
Proceeds from issuance of debt	450,000	—	—	—	450,000
Repayment of long-term debt	(362,500)	—	—	—	(362,500)
Payment of financing costs	(2,347)	—	—	—	(2,347)
Proceeds from exercise of options and warrants	4,729	(1,248)	(2)	—	3,479
Tax benefit on option exercises	—	9,704	28	—	9,732
Payments of contingent consideration	—	(18,338)	(4,865)	—	(23,203)
Distributions to non-controlling interest	—	—	—	(36,314)	(36,314)
Net transactions with parent and affiliates	(322,377)	(49,103)	37,910	333,570	—
Proceeds from restricted stock	27,107	(26,645)	(462)	—	—
Other	—	—	—	—	—
Net cash (used) provided by financing activities	(205,388)	(85,630)	32,609	297,256	38,847
Effect of foreign exchange on cash balances	(99)	—	—	—	(99)
Change in cash and cash equivalents	(18,513)	43,877	(8,899)	—	16,465
Cash and cash equivalents, beginning of period	33,603	318,770	18,403	—	370,776
Cash and cash equivalents, end of period	$15,090	$362,647	$9,504	$—	$387,241

CATAMARAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CATAMARAN CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Catamaran Corporation	Guarantors	Non-Guarantors	Consolidations	Consolidated
For the year ended December 31, 2012
Cash flows from operating activities:
Net cash provided (used) by operating activities	$(27,257)	$430,091	$(18,449)	$(134,652)	$249,733
Cash flows from investing activities:
Acquisitions, net of cash acquired	3,644,364	(5,210,069)	—	—	(1,565,705)
Purchases of property and equipment	(66)	(30,549)	(9,621)		(40,236)
Net cash provided by (used in) investing activities	3,644,298	(5,240,618)	(9,621)	—	(1,605,941)
Cash flows from financing activities:
Proceeds from issuance of debt	1,475,448	—	—	—	1,475,448
Repayment of long-term debt	(616,993)	—	—	—	(616,993)
Proceeds from public offering, net of issuance costs	519,075	—	—	—	519,075
Payment of financing costs	(18,806)	—	—	—	(18,806)
Proceeds from exercise of options	11,016	(3,253)	—	—	7,763
Tax benefit on option exercises	—	19,206	191	—	19,397
Net transactions with parent and affiliates	(5,093,214)	4,913,963	44,599	134,652	—
Proceeds from restricted stock	17,903	(17,651)	(252)	—	—
Other	(268)	—	—	—	(268)
Net cash (used) provided by financing activities	(3,705,839)	4,912,265	44,538	134,652	1,385,616
Effect of foreign exchange on cash balances	(14)	—	—	—	(14)
Change in cash and cash equivalents	(88,812)	101,738	16,468	—	29,394
Cash and cash equivalents, beginning of period	122,415	217,032	1,935	—	341,382
Cash and cash equivalents, end of period	$33,603	$318,770	$18,403	$—	$370,776

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

We conducted an evaluation (under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer), pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), of the effectiveness of our disclosure controls and procedures as of December 31, 2014 (the “Evaluation Date”), which is the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and were effective to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)    Management’s Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the criteria set forth in the Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2014, our internal control over financial reporting is effective. The effectiveness of the Company's internal control over financial reporting as of December 31, 2014, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report, included in Item 8 of this Form 10-K.

(c)    Change in Controls and Procedures

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

During 2014, management has taken steps to remediate the material weakness, including enhancing its internal documentation and monitoring approach to ensure that all GITC procedures designed to restrict access to applications and data are operating in a manner in order to provide management with comfort that access is properly limited to the appropriate internal personnel and the ability to place program changes into production for such applications and data. As a result of the successful implementation of the remediation actions noted, as well as subsequent successful testing of the design and operation of the enhanced control procedures, management has concluded that its material weakness as disclosed in the Company's 2013 Annual Report on Form 10-K has been remediated as of December 31, 2014.

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Information related to compensation plans under which our equity securities are authorized for issuance as of December 31, 2014 is set forth in the table below.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Equity Awards	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (1)	2,994,222	(2)	4,815,112
Equity compensation plans not approved by security holders (3)	330,873	—	730,056

(1)
The Long Term Incentive Plan ("LTIP") provides for the grant of stock option awards, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other stock-based awards to eligible persons, including executive officers and directors of the Company.

(2)
At December 31, 2014, the Company had no outstanding options denominated in Canadian dollars. There are 1,448,532 options outstanding that are denominated in U.S. dollars with a weighted average exercise price of $37.22. The remaining 1,545,690 securities outstanding are unvested RSUs with a weighted average grant date fair value of $44.69 per unit.

(3)
In connection with the completion of the Catalyst Merger on July 2, 2012, the Company assumed the 2003 HealthExtras, Inc. Equity Incentive Plan (the “Catalyst 2003 Plan”) and the Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan (the “Catalyst 2006 Plan” and, together the Catalyst 2003 Plan, the "Assumed Plans"). Although the former public stockholders of Catalyst approved the Assumed Plans, the Company's stockholders have not approved the Assumed Plans.  New awards under the Assumed Plans may not be made to any persons who were employees of Catamaran (formerly SXC Health Solutions) and its subsidiaries at the time of the completion of the Catalyst Merger. The Catalyst 2003 Plan terminated on March 4, 2013, and the Catalyst 2006 Plan will terminate on April 7, 2020. Currently, the Company's Board of Directors may terminate or amend the Assumed Plans at any time, subject to applicable

NASDAQ and TSX stockholder approval requirements. The Catalyst 2003 Plan provides for the grant of stock options and restricted stock awards, and the Catalyst 2006 Plan provides for the grant of stock options, stock appreciation rights (“SARs”), restricted stock awards, restricted stock unit (“RSU”) awards, performance awards and other stock-based awards. Any full-value awards (i.e., any awards other than stock options or SARs) granted under the Assumed Plans are counted as 1.45 shares for every one share granted for the purpose of determining the number of remaining common shares available for future issuance under the Assumed Plans. The Company's Compensation Committee has the exclusive authority to administer the Assumed Plans, including the power to determine eligibility, the types and sizes of awards, the price and timing of awards and the acceleration or waiver of any vesting restriction. At December 31, 2014, the Company had outstanding 330,873 unvested RSUs under the Assumed Plans with a weighted average grant date fair value of $46.62 per unit.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2015.

CATAMARAN CORPORATION

By:	/s/ Mark A. Thierer
Mark A. Thierer
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacity and on the dates indicated.

By:	/s/ Mark A. Thierer	Chairman and Chief Executive Officer (Principal Executive Officer and Director)	February 27, 2015
Mark A. Thierer

By:	/s/ Michael H. Shapiro	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2015
Michael H Shapiro

By:	/s/ Peter J. Bensen	Director	February 27, 2015
Peter J. Bensen

By:	/s/ Steven D. Cosler	Director	February 27, 2015
Steven D. Cosler

By:	/s/ William J. Davis	Director	February 27, 2015
William J. Davis

By:	/s/ Steven B. Epstein	Director	February 27, 2015
Steven B. Epstein

By:	/s/ Betsy D. Holden	Director	February 27, 2015
Betsy D. Holden

By:	/s/ Karen L. Katen	Director	February 27, 2015
Karen L. Katen

By:	/s/ Harry M. Kraemer	Director	February 27, 2015
Harry M. Kraemer

By:	/s/ Anthony R. Masso	Director	February 27, 2015
Anthony R. Masso

Exhibit Index

Exhibit Number	Description of Document	Reference
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
Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 29, 2012
2.4	Membership Interest Purchase Agreement, dated July 31, 2013, by and between Catamaran LLC and The F. Dohmen Co.*	Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 4, 2013
3.1	Articles of Continuance, as amended through July 3, 2012, of Catamaran Corporation (formerly named SXC Health Solutions Corp. and Systems Xcellence Inc.)	Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2012
3.2	Amended and Restated Bylaws of Catamaran Corporation, as amended through October 30, 2014	Filed herewith
4.1	Specimen of Common Stock Certificate	Incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on March 1, 2013
4.2	Indenture, dated as of March 6, 2014, between Catamaran Corporation and Wilmington Trust, National Association	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed March 6, 2014
4.3	First Supplemental Indenture, dated as of March 12, 2014, among Catamaran Corporation, the subsidiary guarantors signatory thereto and Wilmington Trust, National Association	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 12, 2014
4.4	Form of 4.75% Senior Note due 2021	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 12, 2014
10.1†	Catamaran Corporation Third Amended and Restated Long-Term Incentive Plan, effective March 5, 2014	Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 1, 2014
10.2†	Form of SXC Health Solutions Corp. Stock Option Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2009
10.3†	Form of SXC Health Solutions Corp. Time-Vesting Restricted Stock Unit Award Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2009
10.4†	Form of SXC Health Solutions Corp. Time-Vesting Restricted Stock Unit Award Agreement for Non-Employee Directors under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2009
10.5†	Form of SXC Health Solutions Corp. Performance-Based Restricted Stock Unit Award Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2009

10.6†	Form of SXC Health Solutions Corp. Time-Vesting Restricted Stock Unit Award Agreement for certain Employees under the SXC Health Solutions Corp. Long-Term Incentive Plan	Incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed on March 5, 2010
10.7†	SXC Health Solutions, Inc. Deferred Compensation Plan, effective as of January 1, 2009	Incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed on March 13, 2009
10.8†	2007 Employee Stock Purchase Plan	Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-145449) filed on August 14, 2007
10.9†	Amendment No. 1 to the SXC Health Solutions Corp. 2007 Employee Stock Purchase Plan, dated March 11, 2009	Incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed on March 13, 2009
10.10†	Amendment No. 2 to the SXC Health Solutions Corp. 2007 Employee Stock Purchase Plan, dated March 2, 2010	Incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on March 5, 2010
10.11†	Amendment No. 3 to the Catamaran Corporation 2007 Employee Stock Purchase Plan, dated September 5, 2012	Incorporated herein by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed on November 2, 2012
10.12†	Catamaran Corporation Amended and Restated Incentive Plan, effective March 5, 2014	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 15, 2014
10.13†	2003 HealthExtras, Inc. Equity Incentive Plan	Incorporated herein by reference to Exhibit A to Catalyst Health Solutions, Inc.'s Definitive Proxy Statement filed on April 30, 2003
10.14†	Amendment to the 2003 HealthExtras, Inc. Equity Incentive Plan	Incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on July 6, 2012
10.15†	Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan, as Amended and Restated on April 8, 2010	Incorporated herein by reference to Appendix A to Catalyst Health Solutions, Inc.'s Definitive Proxy Statement filed on April 23, 2010
10.16†	Amendment to the Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan, as amended	Incorporated herein by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on July 6, 2012
10.17†	SXC Health Solutions Corp. Restricted Stock Unit Award Agreement relating to the Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on July 6, 2012
10.18†	SXC Health Solutions Corp. Performance-Based Restricted Stock Unit Award Agreement relating to the Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on July 6, 2012
10.19†	Form of Catamaran Corporation Restricted Stock Unit Award Agreement relating to the Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on May 2, 2014
10.20†	Form of Catamaran Corporation Performance-Based Restricted Stock Unit Award Agreement relating to the Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan	Incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on May 2, 2014
10.21†	SXC Health Solutions Corp. Amended and Restated Stock Option Plan	Incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-145450) filed on August 14, 2007
10.22†	Form of SXC Health Solutions Corp. Stock Option Agreement for certain Employees, Non-Employee Directors and Service Providers	Incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed on March 17, 2008
10.23†	Form of Catamaran Corporation Stock Option Agreement for certain Employees, Non-Employee Directors and Service Providers	Incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on May 2, 2014
10.24†	Catamaran Corporation Outside Directors Deferred Compensation Plan, effective as of March 1, 2014	Incorporated herein by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K filed on March 3, 2014
10.25†	Amended and Restated Employment Agreement, dated as of March 20, 2014, among Catamaran Corporation, Catamaran LLC and Mark A. Thierer	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 24, 2014

10.26†	Amended and Restated Employment Agreement, dated as of March 20, 2014, among Catamaran Corporation, Catamaran LLC and Jeffrey Park	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 24, 2014
10.27†	Employment Agreement, dated as of February 12, 2012, between SXC Health Solutions, Inc. and Michael Shapiro	Incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on May 2, 2014
10.28†	Employment Agreement, effective as of November 6, 2008, between SXC Health Solutions, Inc. and John Romza	Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2008
10.29†	Employment Agreement, effective as of June 22, 2010, among SXC Health Solutions Inc., and Joel Saban	Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2010
10.30†	Employment Agreement, effective as of February 16, 2008, among SXC Health Solutions Inc., and Clifford E. Berman	Incorporated herein by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on February 25, 2011
10.31†	First Amendment to the Employment Agreement, effective as of December, 22, 2008, among SXC Health Solutions, Inc. and Clifford E. Berman	Incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on February 25, 2011
10.32†	Second Amendment to the Employment Agreement, effective as of June 17, 2009, among SXC Health Solutions, Inc. and Clifford E. Berman	Incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K filed on February 25, 2011
10.33	Form of indemnification agreement for directors and certain officers of SXC Health Solutions Corp.	Incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on February 25, 2011
10.34
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
10.35
Amendment No. 1 to Credit Agreement, dated as of October 24, 2012, among Catamaran Corporation (f/k/a SXC Health Solutions Corp.), JPMorgan Chase Bank, N.A., individually and as administrative agent, and the other financial institutions signatory thereto
Incorporated herein by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q filed on November 2, 2012
10.36
Amendment No. 2 to Credit Agreement, dated as of June 3, 2013, among Catamaran Corporation (f/k/a SXC Health Solutions Corp.), JPMorgan Chase Bank, N.A., individually and as administrative agent, and the other financial institutions signatory thereto

Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 7, 2013
10.37
Amendment No. 3 to Credit Agreement and Waiver, dated as of March 7, 2014, among Catamaran Corporation (f/k/a SXC Health Solutions Corp.), JPMorgan Chase Bank, N.A., individually and as administrative agent, and the other financial institutions signatory thereto
Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2014
10.38
Amendment No. 4 to Credit Agreement, dated as of October 28, 2014, among Catamaran Corporation (f/k/a SXC Health Solutions Corp.), JPMorgan Chase Bank, N.A., individually and as administrative agent, and the other financial institutions signatory thereto
Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2014
10.39	Subsidiary Guaranty, dated as of July 2, 2012, made by the Subsidiary Guarantors named therein in favor of JPMorgan Chase Bank, N.A., as administrative agent	Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 6, 2012
10.40†	Security Agreement, dated as of July 2, 2012, among SXC Health Solutions Corp., the Subsidiary Guarantors named therein and JPMorgan Chase Bank, N.A., as collateral agent	Incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 6, 2012
10.41	Pledge Agreement, dated as of July 2, 2012, among SXC Health Solutions Corp., the Subsidiary Guarantors named therein and JPMorgan Chase Bank, N.A., as collateral agent	Incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 6, 2012

12.1	Statement of computation of ratios of earnings to fixed charges	Filed herewith
21.1	List of Subsidiaries	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1	Section 1350 Certification of CEO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Section 1350 Certification of CFO as adopted by Section 906 of the Sarbanes-Oxley Act	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

†Indicates management contract or compensatory plan.
*The registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon the request of the SEC in accordance with Item 601(b)(2) of Regulation S-K.