Form 10-Q
period 2015-03-31
Catamaran Corp
filed 2015-05-04
CIK 1363851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2015, there were 208,012,259 of the Registrant’s common shares, no par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CATAMARAN CORPORATION
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$865,201	$1,011,952
Accounts receivable, net of allowance for doubtful accounts of $5,571 (2014 — $4,867)	1,369,196	1,254,336
Rebates receivable	836,136	863,824
Other current assets	214,275	219,435
Total current assets	3,284,808	3,349,547
Property and equipment, net of accumulated depreciation of $161,038 (2014 — $144,220)	198,988	210,027
Goodwill	4,923,665	4,724,639
Other intangible assets, net of accumulated amortization of $611,562 (2014 — $574,503)	980,480	968,199
Other long-term assets	70,430	71,773
Total assets	$9,458,371	$9,324,185

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$1,068,398	$967,791
Accrued expenses and other current liabilities	272,384	327,190
Rebates payable	955,623	967,733
Current portion - long-term debt	87,500	81,250
Total current liabilities	2,383,905	2,343,964
Deferred income taxes	269,836	257,325
Long-term debt	1,327,744	1,344,973
Other long-term liabilities	99,331	98,816
Total liabilities	4,080,816	4,045,078
Commitments and contingencies (Note 10)
Shareholders’ equity
Common shares: no par value, unlimited shares authorized; 208,012,259 shares issued and outstanding at March 31, 2015 (December 31, 2014 — 207,493,541 shares)	4,290,267	4,264,764
Additional paid-in capital	59,273	74,071
Retained earnings	1,021,147	934,454
Accumulated other comprehensive loss	(1,034)	(1,310)
Total shareholders' equity	5,369,653	5,271,979
Non-controlling interest	7,902	7,128
Total equity	5,377,555	5,279,107
Total liabilities and equity	$9,458,371	$9,324,185

See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
	(unaudited)

Revenue	$5,979,260	$4,914,479
Cost of revenue	5,600,506	4,599,817
Gross profit	378,754	314,662
Expenses:
Selling, general and administrative	151,367	130,519
Depreciation of property and equipment	15,808	12,368
Amortization of intangible assets	52,619	54,986
	219,794	197,873
Operating income	158,960	116,789
Interest and other expense, net	15,495	11,336
Income before income taxes	143,465	105,453
Income tax expense	43,911	28,108
Net income	99,554	77,345
Less: Net income attributable to non-controlling interest	12,861	13,900
Net income attributable to the Company	$86,693	$63,445
Earnings per share attributable to the Company:
Basic	$0.42	$0.31
Diluted	$0.42	$0.31
Weighted average number of shares used in computing earnings per share:
Basic	207,641,523	206,525,188
Diluted	208,289,689	207,086,677
See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Net income	$99,554	$77,345
Other comprehensive income, net of tax
Unrealized income (loss) on cash flow hedge	276	(143)
Comprehensive income	99,830	77,202
Less: Comprehensive income attributable to non-controlling interest	12,861	13,900
Comprehensive income attributable to the Company	$86,969	$63,302
See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Cash flows from operating activities:
Net income	$99,554	$77,345
Items not involving cash:
Stock-based compensation	8,789	6,828
Depreciation of property and equipment	16,789	13,359
Amortization of intangible assets	52,619	54,986
Deferred lease inducements and rent	(6,723)	(77)
Deferred income taxes	3,836	(12,334)
Tax benefit on option exercises	(1,916)	(2,692)
Deferred financing cost amortization	2,469	2,188
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(82,210)	(171,907)
Rebates receivable	29,168	(362,352)
Other current assets	22,114	26,310
Accounts payable	71,948	144,264
Accrued expenses and other current liabilities	(59,196)	20,753
Rebates payable	(12,110)	362,635
Other long-term assets and liabilities	1,551	(23,630)
Net cash provided by operating activities	146,682	135,676
Cash flows from investing activities:
Acquisition, net of cash acquired	(261,668)	(2,026)
Purchases of property and equipment	(9,140)	(12,782)
Net cash used by investing activities	(270,808)	(14,808)
Cash flows from financing activities:
Proceeds from issuance of debt	—	492,500
Repayment of long-term debt	(12,500)	(306,250)
Payment of financing costs	—	(955)
Proceeds from exercise of options	28	3,567
Tax benefit on option exercises	1,916	2,692
Distributions to non-controlling interest	(12,087)	(15,000)
Other	(28)	—
Net cash (used) provided by financing activities	(22,671)	176,554
Effect of foreign exchange on cash balances	46	52
Change in cash and cash equivalents	(146,751)	297,474
Cash and cash equivalents, beginning of period	1,011,952	387,241
Cash and cash equivalents, end of period	$865,201	$684,715

See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
Consolidated Statements of Equity
(in thousands, except share data)

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest
	Shares	Amount					Total
Balance at December 31, 2014	207,493,541	$4,264,764	$74,071	$934,454	$(1,310)	$7,128	$5,279,107
Activity during the period (unaudited):
Net income	—	—	—	86,693	—	12,861	99,554
Exercise of stock options	950	40	(12)	—	—	—	28
Vesting of restricted stock units	517,768	25,463	(25,463)	—	—	—	—
Tax benefit on options exercised	—	—	1,916	—	—	—	1,916
Stock-based compensation	—	—	8,789	—	—	—	8,789
Distributions to non-controlling interest	—	—	—	—	—	(12,087)	(12,087)
Other comprehensive income, net of tax	—	—	—	—	276	—	276
Other	—	—	(28)	—	—	—	(28)
Balance at March 31, 2015 (unaudited)	208,012,259	$4,290,267	$59,273	$1,021,147	$(1,034)	$7,902	$5,377,555

Balance at December 31, 2013	206,305,070	$4,215,291	$77,790	$617,161	$(1,752)	$3,008	$4,911,498
Activity during the period (unaudited):
Net income	—	—	—	63,445	—	13,900	77,345
Exercise of stock options	139,800	5,070	(1,503)	—	—	—	3,567
Vesting of restricted stock units	409,629	18,323	(18,323)	—	—	—	—
Tax benefit on options exercised	—	—	2,692	—	—	—	2,692
Stock-based compensation	—	—	6,828	—	—	—	6,828
Distributions to non-controlling interest	—	—	—	—	—	(15,000)	(15,000)
Other comprehensive income, net of tax	—	—	—	—	(143)	—	(143)
Balance at March 31, 2014 (unaudited)	206,854,499	$4,238,684	$67,484	$680,606	$(1,895)	$1,908	$4,986,787
See accompanying notes to the unaudited consolidated financial statements.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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
On March 29, 2015, the Company entered into an Arrangement Agreement with UnitedHealth Group Incorporated, a corporation incorporated under the laws of the State of Minnesota, and 1031387 B.C. Unlimited Limited Liability Company, an unlimited liability company incorporated under the laws of the Province of British Columbia, Canada and a wholly-owned subsidiary of UnitedHealth Group. The Arrangement Agreement provides, among other things, that, in accordance with a Plan of Arrangement and the transactions contemplated thereby, UnitedHealth Group will acquire, directly or indirectly, all of the issued and outstanding common shares of the Company pursuant to a statutory “arrangement” (the “ Acquisition”) under Section 195 of the Business Corporations Act (Yukon), resulting in the Company becoming an indirect, wholly owned subsidiary of UnitedHealth Group. Each holder of common shares of the Company immediately prior to the consummation of the Acquisition who has not validly exercised and perfected dissenter rights will receive in respect of each common share owned by such holder $61.50 in cash. The completion of the Acquisition is subject to approval of the Company's shareholders and certain regulatory approvals and other customary closing conditions. The completion of the Acquisition is expected during the fourth quarter of 2015.

2.	Basis of Presentation

Basis of presentation:
The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations for reporting on Form 10-Q, and following accounting policies consistent with the Company’s audited annual consolidated financial statements for the year ended December 31, 2014. The unaudited consolidated financial statements of the Company include its wholly-owned subsidiaries and all significant intercompany transactions and balances have been eliminated in consolidation. Amounts in the unaudited consolidated financial statements and notes thereto are expressed in U.S. dollars, except where indicated. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Certain reclassifications have been made to conform the prior year's consolidated financial statements to the current year's presentation. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015. As of the issuance date of the Company’s financial statements, the Company has assessed whether subsequent events have occurred that require adjustment to or disclosure in these unaudited consolidated financial statements in accordance with Financial Accounting Standards Board’s (“FASB”) guidance.
Pursuant to the SEC rules and regulations for reporting on Form 10-Q, certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or excluded. As a result, these unaudited consolidated financial statements do not contain all the disclosures required to be included in the annual consolidated financial statements and should be read in conjunction with the most recent audited annual consolidated financial statements and notes thereto described in our Annual Report on Form 10-K for the year ended December 31, 2014.
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

a) Recent accounting standards implemented

No new accounting standards have been adopted during the three months ended March 31, 2015 that the Company assessed to have a significant impact on its financial results or in the presentation and disclosure of its financial statements.

b) Recent accounting standards issued

In April 2015, the FASB issued Accounting Standard Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. The Company is evaluating the effect that ASU 2015-03 will have on its consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis. The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The standard is effective in 2016 for calendar year-end public companies and early adoption is allowed. The Company is evaluating the effect that ASU 2015-02 will have on its consolidated financial statements and related disclosures.

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

No other new standards have been issued during the three months ended March 31, 2015 that the Company assessed to have a significant impact on its financial results or in the presentation and disclosure of its financial statements.

4. Business Combinations

Salveo Specialty Pharmacy Acquisition

On January 2, 2015, the Company completed the acquisition of all of the outstanding capital stock of Salveo Specialty Pharmacy, Inc. ("Salveo"), an independent specialty pharmacy platform with pharmacy locations in New York and California, for a purchase price of $260.0 million in cash, subject to certain customary post-closing adjustments (see the table below for the preliminary purchase price calculation). The purchase price was funded from Catamaran's existing cash balance. The acquisition provides the Company with the opportunity to expand its geographic footprint and therapy mix in the specialty pharmacy market. The results of Salveo have been included in the Company's results since January 2, 2015. The consolidated statement of operations for the three months ended March 31, 2015 includes Salveo's total revenues of $157.8 million following the acquisition.

Purchase Price (in thousands):	Amount
Cash paid at closing	$270,599
Preliminary post-closing adjustments	9,485
Total purchase price	$280,084

The acquisition was accounted for under the acquisition method of accounting with the Company treated as the acquiring entity. Accordingly, the consideration paid by the Company to complete the acquisition has been recorded to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The carrying values for current assets and liabilities were deemed to approximate their fair values due to the short-term nature of their maturities. Fair values for acquired amortizable intangible assets were determined as follows: customer relationships were valued using an excess earnings model based on expected future revenues derived from the customers acquired, non-compete agreements were valued using discounted cash flow models based on expected future results of Salveo, trademarks/tradenames were valued using a royalty savings model based on future projected revenues of Salveo and applicable market royalty rates, and licenses utilized a replacement cost approach. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill.

All of the assets and liabilities recorded for the acquisition are included within the Company's PBM segment. The residual amount of the purchase price after allocation to identifiable net assets represents goodwill. Goodwill is non-amortizing for financial statement purposes. Goodwill of $199.0 million related to the Salveo acquisition is tax deductible. The goodwill recognized by the Company represents many of the synergies and business growth opportunities that the Company anticipates may be realized from the acquisition of Salveo. The synergies include improved pricing from the Company's suppliers due to the increased volume of prescription drug purchases, pull through opportunities of the Company's specialty service offerings, and a more efficient leveraging of resources to achieve operating profits.

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

Initial Amounts Recognized at Acquisition Date
Cash	$8,931
Accounts receivable	32,622
Inventory	9,421
Other current assets	10,919
Total current assets	61,893
Intangible assets	64,900
Goodwill	199,026
Other long term assets	972
Total assets acquired	326,791
Accounts payable	28,656
Accrued liabilities	840
Total current liabilities	29,496
Deferred income taxes	17,211
Total liabilities assumed	46,707

Net assets acquired	$280,084

During the three months ended March 31, 2015, the Company recognized $2.5 million of amortization expense from intangible assets acquired in the Salveo acquisition. Amortization associated with the Salveo acquisition for the remainder of 2015 is expected to be $10.0 million.

The estimated fair values and useful lives of intangible assets acquired are as follows (dollars in thousands):

	Fair Value	Useful Life
Trademarks/Trade names	$26,500	10 years
Customer relationships	37,100	5 years
Non-compete agreements	1,000	5 years
License	300	1 year
Total	$64,900

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

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During the three months ended March 31, 2015 and March 31, 2014, the Company recognized $7.7 million and $8.7 million, respectively, of amortization expense from intangible assets acquired in the Restat acquisition. Amortization associated with the Restat acquisition for the remainder of 2015 is expected to be $22.0 million.

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
Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined historical results of operations of the Company and its acquisition of Salveo as if the acquisition had occurred on the first day of the fiscal year prior to the fiscal year when the acquisition was completed. The unaudited pro forma financial information includes certain adjustments related to the acquisition, such as increased amortization from the fair value of intangible assets acquired recorded as part of the purchase accounting, the elimination of transactions between the Company and the acquired entities, and related income tax effects.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited pro forma results of operations are as follows (in thousands, except share and per share amounts):

Three Months Ended March 31, 2014
Revenue	$5,041,057
Gross profit	$324,950
Net income attributable to the Company	$66,624
Earnings per share attributable to the Company:
Basic	$0.32
Diluted	$0.32
Weighted average shares outstanding:
Basic	206,525,188
Diluted	207,086,677

This unaudited pro forma financial information is not intended to represent or be indicative of what would have occurred if this transaction had taken place on the date presented and is not indicative of what the Company's actual results of operations would have been had the acquisition been completed at the beginning of the period indicated above. Further, the pro forma combined results do not reflect one-time costs to fully integrate and operate the combined organization more efficiently or anticipated synergies expected to result from the combination and should not be relied upon as being indicative of the future results that the Company will experience.

Healthcare Solutions Acquisition

Subsequent to the end of the current reporting period, on April 8, 2015, the Company completed the acquisition of Healthcare Solutions, Inc. ("Healthcare Solutions"), a current PBM customer operating in the workers' compensation space, for a purchase price of $405.0 million in cash, subject to customary post-closing adjustments. The acquisition provides the Company the opportunity to further expand our presence in the workers' compensation market as well as to bring Catamaran's full suite of technology and services to Healthcare Solutions' clients. The initial accounting for this acquisition was incomplete at the time these financial statements were available for issuance.

5. Goodwill and Other Intangible Assets

Goodwill is reviewed for impairment annually or more frequently if impairment indicators arise. The Company allocates goodwill to both the PBM and HCIT segments. There were no impairments of goodwill during the three months ended March 31, 2015 and 2014.
The changes in the carrying amounts of goodwill by reportable segment for the three months ended March 31, 2015 are as follows (in thousands):

	PBM	HCIT	Total
Balance at December 31, 2014	$4,704,974	$19,665	$4,724,639
Acquisition (a)	199,026	—	199,026
Balance at March 31, 2015	$4,904,000	$19,665	$4,923,665

(a)	Initial goodwill recorded in connection with the acquisition of Salveo in January 2015.

Definite-lived intangible assets are amortized over the useful lives of the related assets. The components of intangible assets were as follows (in thousands):

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,552,022	$603,064	$948,958	$1,527,722	$564,623	$963,099
Non-compete agreements	11,920	7,044	4,876	11,920	7,435	4,485
Other intangible assets	28,100	1,454	26,646	3,060	2,445	615
Total	$1,592,042	$611,562	$980,480	$1,542,702	$574,503	$968,199

Total amortization associated with intangible assets at March 31, 2015 is estimated to be $151.5 million for the remainder of 2015, $176.8 million in 2016, $157.8 million in 2017, $147.7 million in 2018, $137.6 million in 2019, $119.4 million in 2020 and $89.7 million in total for years after 2020.

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Debt

The following table sets forth the components of the Company's long-term debt, net of unamortized debt discounts as of March 31, 2015 and December 31, 2014 (in thousands).

	March 31, 2015	December 31, 2014
Senior secured term loan facility due June 1, 2018 with an interest rate of 1.81% at March 31, 2015 and December 31, 2014.	$921,628	$932,875
4.75% Senior Notes due 2021	493,616	493,348
Less current maturities	(87,500)	(81,250)
Long-term debt	$1,327,744	$1,344,973

4.75% Senior Notes

In March 2014, the Company issued $500.0 million aggregate principal amount of 4.75% Senior Notes due 2021 (the “Senior Notes”). The Senior Notes mature on March 15, 2021 and bear interest at 4.75% per year. The Company will pay interest on the Senior Notes on March 15 and September 15 of each year, or the first business day thereafter if such date is not a business day. The Company made interest payments of $12.1 million and $11.9 million in September 2014 and March 2015, respectively, on the Senior Notes. The Company received approximately $492.5 million in net proceeds from the Senior Note offering, after deducting $7.5 million in underwriting discounts. Additionally the Company incurred approximately $2.0 million in offering expenses. The Company used part of the net proceeds from this offering to repay $300.0 million of the Company's outstanding borrowings under the Revolving Facility. The Company used the remainder of the net proceeds from this offering for general corporate purposes.

As discussed, in connection with the Senior Notes, the Company incurred approximately $7.5 million in underwriting debt discount and approximately $2.0 million in debt issuance costs. The $7.5 million debt discount incurred in connection with the Senior Notes is presented on the consolidated balance sheet as a reduction to long-term debt. The debt discount amounts are being amortized to interest expense over the life of the Senior Notes. The Company uses the straight-line method to amortize the debt discount amounts as it does not result in a materially different amount of interest expense than the effective interest rate method. The $2.0 million in offering expenses incurred in connection with the issuance of the Senior Notes are presented on the consolidated balance sheet as other assets. The offering expenses are being amortized to interest expense over the life of the Senior Notes using the straight-line method. The amortization related to financing costs and debt discounts totaled $0.3 million and $0.1 million for the three months ended March 31, 2015 and March 31, 2014, respectively.

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

The indenture governing the Senior Notes provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the indenture and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the trustee or holders of at least 25% in aggregate principal amount of and accrued but unpaid interest on the then outstanding Senior Notes may declare the principal amount of all the Senior Notes to be due and payable immediately. As of March 31, 2015, the Company was in compliance with the covenants under the Senior Notes.

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

The Company made a principal repayment of $12.5 million in January 2015 on the Term Loan facility leaving the Company with $937.5 million outstanding as of March 31, 2015. In March 2014 the Company used the proceeds from the offering of the Senior Notes (refer above for a detailed discussion) to repay $300.0 million of the outstanding borrowings under the Revolving Facility. As of March 31, 2015 the Company had approximately $800.0 million of available borrowing capacity under the Revolving Facility. The amortization related to financing costs and debt discounts associated with the Credit Agreement totaled $2.1 million for the three months ended March 31, 2015 and March 31, 2014.

Interest and Fees

The interest rates applicable to the Term Loan Facility and the Revolving Facility are based on a fluctuating rate of interest measured by reference to either, at the Company’s option, (a) an adjusted London Interbank Offered Rate (adjusted for maximum reserves) (“LIBOR”), plus an applicable margin or (b) an alternative base rate (which is the greatest of (i) the prime rate, (ii) the Federal Funds rate plus 0.5% and (iii) one-month LIBOR plus 1.0%), plus an applicable margin. The applicable margin, in each case, is adjusted from time to time based on the Company’s consolidated leverage ratio as of the last day of each fiscal quarter. The applicable margin for all borrowings is 0.625% per annum with respect to base rate borrowings and 1.625% per annum with respect to LIBOR borrowings. The Company intends to continue to elect the LIBOR rate as it has previously done during the term of the Credit Agreement. This resulted in an applicable interest rate of 1.81% at March 31, 2015 for both the Term Loan Facility and the Revolving Facility. See Note 11 — Financial Instruments for information on the Company's interest rate swap agreements. In addition to paying interest on outstanding principal under the Credit Agreement, the Company is required to pay a commitment fee to the lenders in respect of the unutilized commitments under the Credit Agreement at a fluctuating rate based on the Company’s leverage ratio.

Certain Covenants and Events of Default

The Credit Agreement contains a number of covenants that require the Company to maintain certain financial ratios, meet customary reporting requirements and restrict, with certain exceptions, transactions the Company or its subsidiaries may enter into, in each case as described further in the Company's 2014 Annual Report on Form 10-K. As of March 31, 2015, the Company was in compliance with the covenants of the Credit Agreement.

Maturity

Principal amounts outstanding under the Revolving Facility are due and payable in full on June 1, 2018. Principal repayments on the Term Loan Facility will be due as follows (in thousands):

Year	Amount due
2015	$68,750
2016	93,750
2017	118,750
2018	656,250
Total	$937,500

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

The carrying value of the Company's debt at March 31, 2015 approximates its fair value.

7. Stock-Based Compensation

During the three months ended March 31, 2015 and 2014, the Company recorded stock-based compensation expense of $8.8 million and $6.8 million, respectively. There were 3,130,460 and 272,082 stock-based awards available for grant under the Long-Term Incentive Plan ("LTIP") and the plans assumed in connection with the merger with Catalyst Health Solutions, Inc. ("Assumed Plans"), respectively, as of March 31, 2015.

(i) Stock options

The Black-Scholes option-pricing model was used to estimate the fair value of the stock options issued in each period at the grant date. Below is a summary of options granted and the assumptions utilized to derive fair value of the stock options under the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2015	2014
Total stock options granted	362,718	412,724
Volatility	36.3%	38.7-39.2%
Risk-free interest rate	1.6%	1.54-1.73%
Expected life (in years)	4.5	4.5
Dividend yield	—	—
Weighted-average grant date fair value	$ 16.16	$15.51

The table below summarizes the stock options outstanding as of March 31, 2015 under both plans.

	Options Outstanding	Weighted Average Exercise Price	Unrecognized Compensation Cost	Weighted Average Period
			(in thousands)
LTIP	1,607,935	$38.73	$11,555	2.89
Assumed Plans	198,491	$47.54	$2,389	3.25

(ii) Restricted stock units

During the three months ended March 31, 2015, the Company granted time-based RSUs and performance-based RSUs to its employees and non-employee directors under both the LTIP and the Assumed Plans. Time-based RSUs either vest on a straight-line basis over a range of two to four years, or cliff vest after a three to four year period. Performance-based RSUs cliff vest based upon reaching agreed upon three-year performance conditions. The number of outstanding performance-based RSUs as of March 31, 2015 stated below assumes the associated performance targets will be met at the maximum level.

The table below summarizes the number of time-based and performance-based RSUs that were granted and outstanding under both plans for the three months ended March 31, 2015:

	LTIP Plan			Assumed Plans
	Number of Restricted Stock Units			Number of Restricted Stock Units
	Time-Based	Performance - Based	Weighted Average Grant Date Fair Value Per Unit	Time-Based	Performance - Based	Weighted Average Grant Date Fair Value Per Unit
Granted	297,764	478,652	$49.65	186,218	101,672	$49.65
Outstanding	741,044	1,104,620	$48.34	373,212	188,620	$48.04

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes the unrecognized compensation cost related to the outstanding RSUs at March 31, 2015.

	Unrecognized Compensation Cost	Weighted Average Period
	(in thousands)
LTIP	$64,874	2.55
Assumed Plans	$23,116	2.98

8. Segment Information

The Company reports in two operating segments: PBM and HCIT. The Company evaluates segment performance based upon revenue and gross profit. Financial information by segment is presented below (in thousands):

	Three Months Ended March 31,
	2015	2014
PBM:
Revenue	$5,941,613	$4,878,375
Cost of revenue	5,583,964	4,583,284
Gross profit	357,649	295,091
Total assets at March 31	9,328,420	8,392,454
HCIT:
Revenue	37,647	36,104
Cost of revenue	16,542	16,533
Gross profit	21,105	$19,571
Total assets at March 31	129,951	402,019
Consolidated:
Revenue	5,979,260	4,914,479
Cost of revenue	5,600,506	4,599,817
Gross profit	378,754	314,662
Total assets at March 31	$9,458,371	$8,794,473

9. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2015 and 2014 was 30.6% and 26.7%, respectively. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions including Canada. With a few exceptions, the Company is no longer subject to tax examinations by tax authorities for years prior to 2010.

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

Beeman, et al. v. Anthem Prescription Management, Inc., et al. A purported class action lawsuit was filed in February 2004 in the United States District Court for the Central District of California against a number of pharmacy benefit managers, including current subsidiaries of the Company, by several California pharmacies. Plaintiffs allege that defendants failed to comply with statutory obligations under California Civil Code Section 2527 to conduct studies of pharmacy dispensing fees and provide the results to third party payors in California, and seek money damages. Because the lawsuit was stayed by appeals, including a challenge to the constitutionality of the statute, for nearly its entire history and was remanded back to the District Court in 2014, it is still in its early stages. As of March 31, 2015, based on currently available information, the Company cannot reasonably estimate a potential impact in this matter.

Shareholder Litigation Related to the Acquisition. In April 2015, four purported shareholders of the Company filed four putative class action complaints in the Circuit Court of Cook County, Illinois, each on behalf of a purported class of shareholders.  Each of the lawsuits names the Company, each of the Company's directors and UnitedHealth Group as defendants.  The lawsuits allege, among other things, the Company’s directors breached their fiduciary duties by failing to take steps to ensure that the putative class members will obtain adequate and fair consideration under the circumstances.  The lawsuits allege that UnitedHealth Group aided and abetted our directors’ breach of fiduciary duties.  Based on

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

these allegations, the lawsuits seek, among other relief, injunctive relief enjoining the proposed Acquisition or, in the alternative, damages in the event the Acquisition is consummated. These lawsuits are in a preliminary stage.

From time to time in connection with its operations, the Company is named as a defendant in actions for damages and costs allegedly sustained by third party plaintiffs. The Company has considered these proceedings and disputes in determining the necessity of any accruals for losses that are probable and reasonably estimable. In addition, various aspects of the Company’s business may subject it to litigation and liability for damages arising from errors in processing the pricing of prescription drug claims, failure to meet performance measures within certain contracts relating to its services performed, its ability to obtain certain levels of discounts or rebates on prescription purchases from retail pharmacies and drug manufacturers or other actions or omissions. The Company’s recorded accruals are based on estimates developed with consideration given to the potential merits of claims or quantification of any performance obligations. The Company takes into account its history of claims, the limitations of any insurance coverage, advice from outside counsel, and management’s strategy with regard to the settlement or defense of such claims and obligations. While the ultimate outcome of those claims, lawsuits or performance obligations cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these claims and performance obligations, that adequate provisions have been recorded in the accounts where required. As of March 31, 2015, the Company did not have any material contingencies accrual related to lawsuits or allegations brought against the Company.

11. Financial Instruments

The Company is subject to interest rate risk related to the variable rate debt under the Credit Agreement. When interest rates increase, interest expense would also increase. Conversely, when interest rates decrease, interest expense would also decrease.

In order to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rates used in the Credit Agreement, the Company entered into a 3-year interest rate swap agreement with a total notional amount of $500.0 million. The swap agreement fixed the variable LIBOR rate on the Company's Term Loan Facility to 0.52%, resulting in a current effective rate as of March 31, 2015 of 2.14% after taking into account the 1.63% margin per the Credit Agreement, as amended. Under the interest rate swap, the Company receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent to fixed-rate debt with respect to the notional amount of such swap agreements. This interest rate contract derivative instrument was designated as a cash flow hedge upon inception in August 2012 and it expires in August 2015. Hedge effectiveness is assessed by the Company on a quarterly basis. Based on the Company's assessment as of March 31, 2015, the Company concluded that the hedge is highly effective and thus hedge accounting is appropriate.

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

The fair value of the interest rate swap liability as of March 31, 2015 was $0.8 million, and is included in other long-term liabilities on the consolidated balance sheet. Interest expense for the three months ended March 31, 2015 and March 31, 2014 includes $0.4 million of expense reclassified from other comprehensive income into current earnings, respectively. As of March 31, 2015, approximately $0.8 million of deferred expenses related to the derivative instruments accumulated in other comprehensive income is expected to be reclassified as interest expense during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions and assumes the current LIBOR rate will remain consistent. Fluctuations in the market LIBOR rate will have an impact on the amount of expense reclassified from accumulated other comprehensive income to interest expense, as well as the overall fair value of the derivative instrument.

12. Fair Value

Fair value measurement guidance defines a three-level hierarchy to prioritize the inputs to valuation techniques used to measure fair value into three broad levels, with Level 1 considered the most reliable. During the three months ended March 31, 2015, there were no movements of fair value measurements between Levels 1, 2 and 3. For assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets, the table below categorizes fair value measurements across the three levels as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative	$—	$821	$—	$821

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2014
	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative	$—	$1,096	$—	$1,096

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
Derivatives
Derivative liabilities relate to the interest rate swap agreement (refer to Note 11 — Financial Instruments for further information), which had a fair value of $0.8 million as of March 31, 2015. As the fair value measurement for the derivative instrument is based on quoted prices from a financial institution, this measurement is classified as Level 2 measurement as defined by fair value measurements guidance.

13. Earnings Per Share

The Company calculates basic EPS using the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the same method as basic EPS, but the Company adds the number of additional common shares that would have been outstanding for the period if the potential dilutive common shares had been issued. The following is the reconciliation between the number of weighted average shares used in the basic and diluted EPS calculations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Weighted average number of shares used in computing basic EPS	207,641,523	206,525,188
Add dilutive common stock equivalents:
Outstanding stock options and restricted stock units (a)	648,166	561,489
Weighted average number of shares used in computing diluted EPS	208,289,689	207,086,677

(a) Excludes 1,486,626 and 1,389,283 common stock equivalents for the three months ended March 31, 2015 and 2014 because their effect was anti-dilutive.

14. Concentration Risk

For the three months ended March 31, 2015 and 2014, one client accounted for 35% and 33% of total revenues, respectively.

At March 31, 2015, one client accounted for 25% of the outstanding accounts receivable balance. At December 31, 2014, one client accounted for 17% of the outstanding accounts receivable balance.

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

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CATAMARAN CORPORATION
Condensed Consolidated Balance Sheets
March 31, 2015
(in thousands)

	Catamaran Corporation	Guarantors	Non-Guarantors	Consolidations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$36,057	$683,546	$145,598	$—	$865,201
Accounts receivable, net	4,010	1,323,025	329,088	(286,927)	1,369,196
Rebates receivable	9,652	823,696	152,144	(149,356)	836,136
Other current assets	120	144,676	69,467	12	214,275
Intercompany receivable	—	534,122	—	(534,122)	—
Total current assets	49,839	3,509,065	696,297	(970,393)	3,284,808
Property and equipment, net	297	148,677	50,014	—	198,988
Goodwill	—	4,689,522	234,143	—	4,923,665
Other intangible assets, net	—	913,389	67,091	—	980,480
Intercompany loans receivable	275,000	—	—	(275,000)	—
Investment in subsidiaries	6,471,100	553,491	71	(7,024,662)	—
Other long-term assets	12,895	43,474	21,987	(7,926)	70,430
Total assets	$6,809,131	$9,857,618	$1,069,603	$(8,277,981)	$9,458,371
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$—	$1,335,543	$4,162	$(271,307)	$1,068,398
Accrued expenses and other current liabilities	4,452	233,059	41,418	(6,545)	272,384
Rebates payable	—	955,623	43,283	(43,283)	955,623
Current portion - long-term debt	87,500	—	—	—	87,500
Intercompany payable	18,961	—	614,771	(633,732)	—
Total current liabilities	110,913	2,524,225	703,634	(954,867)	2,383,905
Deferred income taxes	—	268,288	1,548	—	269,836
Long-term debt	1,327,744	—	—	—	1,327,744
Intercompany loans payable	—	275,000	—	(275,000)	—
Other long-term liabilities	821	72,191	26,319	—	99,331
Total liabilities	1,439,478	3,139,704	731,501	(1,229,867)	4,080,816
Commitments and contingencies (Note 10)
Shareholders’ equity
Total shareholders' equity	5,369,653	6,717,914	336,857	(7,054,771)	5,369,653
Non-controlling interest	—	—	1,245	6,657	7,902
Total equity	5,369,653	6,717,914	338,102	(7,048,114)	5,377,555
Total liabilities and equity	$6,809,131	$9,857,618	$1,069,603	$(8,277,981)	$9,458,371

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CATAMARAN CORPORATION
Condensed Consolidated Balance Sheets
December 31, 2014
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
Commitments and contingencies (Note 10)
Shareholders’ equity
Total shareholders' equity	5,271,979	6,998,027	(197,807)	(6,800,220)	5,271,979
Non-controlling interest	—	—	1,245	5,883	7,128
Total equity	5,271,979	6,998,027	(196,562)	(6,794,337)	5,279,107
Total liabilities and equity	$6,733,780	$9,676,919	$522,593	$(7,609,107)	$9,324,185

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CATAMARAN CORPORATION
Condensed Consolidated Statements of Operations
Three Months ended March 31, 2015
(in thousands)

	Catamaran Corporation	Guarantors	Non-Guarantors	Consolidations	Consolidated

Revenue	$9,073	$5,628,573	$987,500	$(645,886)	$5,979,260
Cost of revenue	7,555	5,332,626	903,543	(643,218)	5,600,506
Gross profit	1,518	295,947	83,957	(2,668)	378,754
Expenses:
Selling, general and administrative	723	117,802	35,510	(2,668)	151,367
Depreciation of property and equipment	18	13,903	1,887	—	15,808
Amortization of intangible assets	—	49,707	2,912	—	52,619
	741	181,412	40,309	(2,668)	219,794
Operating income	777	114,535	43,648	—	158,960
Interest and other expense, net	9,969	4,612	914	—	15,495
Equity (income) in subsidiaries	(95,885)	(16,796)	—	112,681	—
Income before income taxes	86,693	126,719	42,734	(112,681)	143,465
Income tax expense	—	30,834	13,077	—	43,911
Net income	86,693	95,885	29,657	(112,681)	99,554
Less net income attributable to non-controlling interest	—	—	—	12,861	12,861
Net income attributable to the Company	$86,693	$95,885	$29,657	$(125,542)	$86,693

CATAMARAN CORPORATION
Condensed Consolidated Statements of Operations
Three Months ended March 31, 2014
(in thousands)

	Catamaran Corporation	Guarantors	Non-Guarantors	Consolidations	Consolidated

Revenue	$11,041	$4,776,699	$620,136	$(493,397)	$4,914,479
Cost of revenue	9,594	4,532,630	550,990	(493,397)	4,599,817
Gross profit	1,447	244,069	69,146	—	314,662
Expenses:
Selling, general and administrative	319	103,171	27,029	—	130,519
Depreciation of property and equipment	9	11,259	1,100	—	12,368
Amortization of intangible assets	—	54,229	757	—	54,986
	328	168,659	28,886	—	197,873
Operating income	1,119	75,410	40,260	—	116,789
Interest and other expense, net	9,966	872	498	—	11,336
Equity (income) in subsidiaries	(72,292)	(15,126)	—	87,418	—
Income before income taxes	63,445	89,664	39,762	(87,418)	105,453
Income tax expense	—	17,372	10,736	—	28,108
Net income	63,445	72,292	29,026	(87,418)	77,345
Less net income attributable to non-controlling interest	—	—	—	13,900	13,900
Net income attributable to the Company	$63,445	$72,292	$29,026	$(101,318)	$63,445

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CATAMARAN CORPORATION
Condensed Consolidated Statements of Cash Flows
Three Months ended March 31, 2015
(in thousands)

	Catamaran Corporation	Guarantors	Non-Guarantors	Consolidations	Consolidated
Cash flows from operating activities:
Net cash provided (used) by operating activities	$48,431	$329,792	$(114,184)	$(117,357)	$146,682
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(261,668)	—	(261,668)
Purchases of property and equipment	(224)	(7,660)	(1,256)	—	(9,140)
Net cash used by investing activities	(224)	(7,660)	(262,924)	—	(270,808)
Cash flows from financing activities:
Repayment of long-term debt	(12,500)	—	—	—	(12,500)
Proceeds from exercise of options	40	(12)	—	—	28
Tax benefit on option exercises	—	1,916	—	—	1,916
Net transactions with parent and affiliates	(358,555)	(264,464)	493,575	129,444	—
Distributions to non-controlling interest	—	—	—	(12,087)	(12,087)
Proceeds from restricted stock	25,350	(24,901)	(449)	—	—
Other	—	(28)	—	—	(28)
Net cash (used) provided by financing activities	(345,665)	(287,489)	493,126	117,357	(22,671)
Effect of foreign exchange on cash balances	46	—	—	—	46
Change in cash and cash equivalents	(297,412)	34,643	116,018	—	(146,751)
Cash and cash equivalents, beginning of period	333,469	648,903	29,580	—	1,011,952
Cash and cash equivalents, end of period	$36,057	$683,546	$145,598	$—	$865,201

CATAMARAN CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CATAMARAN CORPORATION
Condensed Consolidated Statements of Cash Flows
Three Months ended March 31, 2014
(in thousands)

	Catamaran Corporation	Guarantors	Non-Guarantors	Consolidations	Consolidated
Cash flows from operating activities:
Net cash provided (used) by operating activities	$46,037	$465,289	$(300,816)	$(74,834)	$135,676
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(2,026)	—	—	(2,026)
Purchases of property and equipment	(13)	1,942	(14,711)	—	(12,782)
Net cash used by investing activities	(13)	(84)	(14,711)	—	(14,808)
Cash flows from financing activities:
Proceeds from issuance of debt	492,500	—	—	—	492,500
Repayment of long-term debt	(306,250)	—	—	—	(306,250)
Payment of financing costs	(955)	—	—	—	(955)
Proceeds from exercise of options	5,070	(1,503)	—	—	3,567
Tax benefit on option exercises	—	2,692	—	—	2,692
Net transactions with parent and affiliates	(68,426)	(333,956)	312,548	89,834	—
Distributions to non-controlling interest	—	—	—	(15,000)	(15,000)
Proceeds from restricted stock	18,183	(17,830)	(353)	—	—
Net cash (used) provided by financing activities	140,122	(350,597)	312,195	74,834	176,554
Effect of foreign exchange on cash balances	52	—	—	—	52
Change in cash and cash equivalents	186,198	114,608	(3,332)	—	297,474
Cash and cash equivalents, beginning of period	15,090	362,647	9,504	—	387,241
Cash and cash equivalents, end of period	$201,288	$477,255	$6,172	$—	$684,715

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Management’s Discussion and Analysis (“MD&A”) section of the Company’s 2014 Annual Report on Form 10-K. Results of the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

Caution Concerning Forward-Looking Statements

Certain statements included in this MD&A and elsewhere in this report, including those that express management's objectives and the strategies to achieve those objectives, as well as information with respect to the Company's beliefs, plans, expectations, anticipations, estimates and intentions, constitute “forward-looking statements” within the meaning of applicable securities laws. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management at this time, are inherently subject to significant business, economic and competitive uncertainties and contingencies. We caution that such forward-looking statements involve known and unknown risks, uncertainties and other risks that may cause our actual financial results, performance, or achievements to be materially different from our estimated future results, performance or achievements expressed or implied by those forward-looking statements. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including without limitation, our ability to achieve increased market acceptance for our product offerings and penetrate new markets; our ability to compete successfully; our dependence on, and ability to retain, key customers; customer demands for enhanced services levels or loss or unfavorable modification with our customers; the risks and challenges associated with our PBM partnering agreement with Cigna Corporation due to the size of the client and the complexity and long-term nature of the agreement; consolidation in the healthcare industry; our ability to identify and complete acquisitions, manage our growth, integrate acquisitions and achieve expected synergies from acquisitions; changes in industry pricing benchmarks and continuing market and economic challenges; our ability to maintain our relationships with pharmacy providers, pharmaceutical manufacturers, third-party rebate administrators and suppliers; compliance with existing laws, regulations and industry initiatives and future change in laws or regulations in the healthcare industry; our ability to maintain our relationships with suppliers; the outcome of any legal or tax proceeding that has been or may be instituted against us; the existence of undetected errors or similar problems in our software products; potential liability for the use of incorrect or incomplete data; interruption of our operations due to outside sources and breach of our security by third parties; our dependence on the expertise of our senior management and other personnel; maintaining our intellectual property rights and litigation involving intellectual property rights; our ability to obtain, use or successfully integrate third-party licensed technology; our ability to accurately forecast our financial results; our level of indebtedness and the covenants and restrictions in the agreements governing our outstanding indebtedness; our access to sufficient capital to fund our future requirements; and potential write-offs of goodwill or other intangible assets. Numerous factors could cause actual results with respect to the proposed Acquisition to differ materially from those in the forward-looking statements, including, without limitation, risks or uncertainties associated with: the failure to obtain shareholder approval in a timely manner or otherwise; the risk that regulatory or other approvals required for the Acquisition are not obtained or are obtained subject to conditions that are not anticipated; the possibility that the proposed Acquisition will not close, including by any failure to satisfy closing conditions or a termination of the Arrangement Agreement; unanticipated difficulties or expenditures relating to the proposed Acquisition; legal proceedings that may be instituted against the Company, UnitedHealth Group and others following announcement of the proposed Acquisition; disruptions of current plans and operations caused by the announcement and pendency of the proposed Acquisition; ability to hire and retain key personnel; the potential impact of announcement or consummation of the proposed Acquisition on relationships with third parties, including customers, employees and other business partners; and the ability to attract new customers and retain existing customers in the manner anticipated. This foregoing list of factors is not exhaustive and is subject to change and there can be no assurance that such assumptions will reflect the actual outcome of such items or factors. Other factors that should be considered are discussed from time to time in Catamaran's filings with the U.S. Securities and Exchange Commission, including the risks and uncertainties discussed under the captions “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K and subsequent filings with the U.S. Securities and Exchange Commission, which are available at www.sec.gov.

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

THE FORWARD-LOOKING INFORMATION CONTAINED IN THIS MD&A AND ELSEWHERE IN THIS QUARTERLY REPORT REPRESENTS THE COMPANY'S CURRENT EXPECTATIONS AND, ACCORDINGLY, IS SUBJECT TO CHANGE. HOWEVER, THE COMPANY EXPRESSLY DISCLAIMS ANY INTENTION OR OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING INFORMATION, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS REQUIRED BY APPLICABLE LAW.

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

Selected Trends and Highlights for the Three Months Ended March 31, 2015 and 2014

Business trends

Our results for the three months ended March 31, 2015 reflect the successful execution of our business model, which emphasizes the alignment of our financial interests with those of our clients through greater use of generics and low-cost brands, as well as our mail and specialty pharmacies. The ramp-up of the Cigna contract implementation that occurred throughout 2014, increased mail and specialty volumes and new client implementations during 2015, and the addition of the Salveo specialty business in 2015 have driven the overall growth in our revenue as well as overall operating results. We also continue to benefit from better management of drug ingredient costs through increased competition among generic manufacturers. These positive trends have helped offset the negative impact of various marketplace forces affecting pricing and plan structure, among other items, and thus continue to generate improvements in our results of operations. Additionally, as the regulatory environment evolves, we will continue to make significant investments in our systems and product offerings in order to provide compliance solutions to our clients.

Financial results

•	Total revenue for the three months ended March 31, 2015 increased $1.1 billion or 21.7% to $6.0 billion, as compared to $4.9 billion for the same period in 2014.

•
Adjusted prescription claim volume increased 2.7% to 102.7 million for the first quarter of 2015, as compared to 100.0 million for the first quarter of 2014. Adjusted prescription claim volume equals the Company's retail and specialty prescriptions, plus mail pharmacy prescriptions multiplied by three. The mail pharmacy prescriptions are multiplied by three to adjust for the fact that they typically include approximately three times the amount of product days supplied compared with retail and specialty prescriptions.

•	Gross profit for the three months ended March 31, 2015 increased $64.1 million or 20.4% to $378.8 million, as compared to $314.7 million for the same period in 2014.

•	Operating income increased $42.2 million, or 36.1%, for the three months ended March 31, 2015, to $159.0 million, as compared to $116.8 million for the same period in 2014.

•	Net income attributable to the Company increased $23.2 million or 36.6% to $86.7 million for the three months ended March 31, 2015, as compared to $63.4 million for the same period in 2014.

•
Earnings per share (fully-diluted) attributable to the Company increased $0.11 or 35.5% to $0.42 in the three months ended March 31, 2015, as compared to $0.31 per share (fully-diluted) for the same period in 2014.

•	Cash flow from operations increased $11.0 million or 8.1% to $146.7 million in the three months ended March 31, 2015, as compared to $135.7 million for the same period in 2014.

Business combinations

On January 2, 2015, the Company completed the acquisition of all of the outstanding capital stock of Salveo Specialty Pharmacy, Inc. ("Salveo"), an independent specialty pharmacy platform with pharmacy locations in New York and California, for a purchase price of $260.0 million in cash, subject to certain customary post-closing adjustments. The purchase price was funded from Catamaran's existing cash balance. The acquisition provides the Company with the opportunity to expand its geographic footprint and therapy mix in the specialty pharmacy market. The results of Salveo have been included in the Company's results since January 2, 2015. The consolidated statement of operations for the three months ended March 31, 2015 includes Salveo's total revenues of $157.8 million following the acquisition.

Subsequent to the end of the current reporting period, on April 9, 2015, the Company completed the acquisition of Healthcare Solutions, Inc. ("Healthcare Solutions"), a current PBM customer operating in the workers' compensation space, for a purchase price of $405.0 million in cash, subject to customary post-closing adjustments. The acquisition provides the Company the opportunity to further expand our presence in the workers' compensation market as well as to bring Catamaran's full suite of technology and services to Healthcare Solutions' clients.

Recent developments
On March 29, 2015, the Company entered into an Arrangement Agreement with UnitedHealth Group Incorporated. The Arrangement Agreement provides, among other things, that UnitedHealth Group will acquire all of the issued and outstanding common shares of the Company, resulting in the Company becoming an indirect, wholly owned subsidiary of UnitedHealth Group. Each holder of common shares of the Company immediately prior to the consummation of the proposed Acquisition who has not exercised and perfected dissenter rights will receive in respect of each common share owned by such holder $61.50 in cash. The completion of the proposed Acquisition is subject to approval of the Company's shareholders and certain regulatory approvals and other customary closing conditions. The completion of the Acquisition is expected during the fourth quarter of 2015.

In March 2014, the Company issued $500.0 million aggregate principal amount of 4.75% Senior Notes due 2021. The Company used the net proceeds from this offering to repay $300.0 million of the Company's outstanding borrowings under the Revolving Facility leaving the Company with approximately $800.0 million of available borrowing capacity under the Revolving Facility as of March 31, 2015. The Company used the remainder of the net proceeds from this offering for general corporate purposes.

Results of Operations

Three months ended March 31, 2015 as compared to the three months ended March 31, 2014

	Three Months Ended March 31,
In thousands, except per share data	2015	2014
Revenue	$5,979,260	$4,914,479
Cost of revenue	5,600,506	4,599,817
Gross profit	378,754	314,662
SG&A	151,367	130,519
Depreciation of property and equipment	15,808	12,368
Amortization of intangible assets	52,619	54,986
Operating income	158,960	116,789
Interest and other expense, net	15,495	11,336
Income before income taxes	143,465	105,453
Income tax expense	43,911	28,108
Net income	99,554	77,345
Less: Net loss attributable to non-controlling interest	12,861	13,900
Net income attributable to the Company	$86,693	$63,445
Diluted earnings per share	$0.42	$0.31

Revenue

Revenue increased $1.1 billion, or 21.7%, to $6.0 billion for the three months ended March 31, 2015, as compared to $4.9 billion for the three months ended March 31, 2014. Revenues increased primarily as a result of organic growth added through new customer implementations including the continued implementation of the Cigna contract, expansion of our specialty book of business, as well as the addition of the Salveo specialty business. This growth helped increase the adjusted prescription claim volume to 102.7 million for the three months ended March 31, 2015, from 100.0 million for the three months ended March 31, 2014. Additionally, revenue per prescription claim has increased as a result of increased specialty claim volume, propelled by organic growth in the Company's BriovaRx book of business, as well as the addition of the Salveo business. The increased specialty claim volume increases the Company's overall revenue per prescription claim due to specialty claims carrying a higher revenue per prescription claim rate, as compared to the Company's general book of business.

Cost of Revenue

Cost of revenue increased $1.0 billion, or 21.8%, to $5.6 billion for the three months ended March 31, 2015, compared to $4.6 billion for the three months ended March 31, 2014. The increase is in line with the increase in revenue and is primarily due to organic growth in 2015 as noted above in the revenue discussion. During the three months ended March 31, 2015, the cost of prescriptions dispensed from the Company's PBM segment accounted for 98.4% of the cost of revenue. The cost of prescriptions dispensed is substantially comprised of the actual cost of the prescription drugs sold, plus any applicable shipping or dispensing costs.

Gross Profit

Gross profit increased $64.1 million, or 20.4%, to $378.8 million for the three months ended March 31, 2015 as compared to $314.7 million for the same period in 2014. The increase is mostly due to the successful implementation of new customer contracts in 2015, including the continued implementation of the Cigna contract. Gross profit as a percentage of revenue remained relatively unchanged moving from 6.4% of revenue to 6.3% of revenue during the three months ended March 31, 2015, as compared to the same period in 2014.

SG&A Costs

SG&A costs for the three months ended March 31, 2015 were $151.4 million, as compared to $130.5 million for the three months ended March 31, 2014, an increase of $20.8 million, or 16.0%. The increase is mainly due to approximately $9.0 million in transaction expenses related to the recently announced proposed Acquisition by UnitedHealth Group and the acquisition of Healthcare Solutions by the Company. Additionally, SG&A increased due to the addition of operating costs related to the Company's acquisition of Salveo that were not present during the three months ended March 31, 2014, as well increased costs to support the overall growth of the PBM segment. SG&A costs consist primarily of employee costs in addition to professional services costs, facilities and costs not related to revenue. In addition, SG&A costs include stock-based compensation cost of $8.3 million and $6.4 million for the three months ended March 31, 2015 and March 31, 2014, respectively.

Depreciation

Depreciation expense relates to property and equipment used by the Company, except for those depreciable assets directly related to the generation of revenue, which is included in cost of revenue in the consolidated statements of operations. Depreciation expense was $15.8 million and $12.4 million for the three months ended March 31, 2015 and 2014, respectively. Depreciation expense will fluctuate based on the level of new asset purchases, as well as the timing of assets becoming fully depreciated. Depreciation expense increased during the three months ended March 31, 2015 mainly as a result of new asset purchases made by the Company in 2015 and 2014 to support the growth of the PBM business, including the continued implementation of the Cigna contract and other new clients, as well as the expansion of the Company's mail and specialty businesses.

Amortization

Total amortization expense for the three months ended March 31, 2015 and 2014 was $52.6 million and $55.0 million, respectively, a decrease of $2.4 million. The decrease in amortization expense was driven mainly by a decline in amortization expense of other intangibles which are primarily amortized on an accelerated basis in line with their estimated remaining benefits, which is greater at the beginning of their useful lives and diminish over time. The decrease was partially offset by the amortization of intangible assets acquired in the acquisition of Salveo. Amortization expense on all the Company’s intangible assets held as of March 31, 2015 is expected to be approximately $151.5 million for the remainder of 2015. Refer to Note 5 — Goodwill and Other Intangible Assets in the notes to the unaudited consolidated financial statements for more information on amortization expected in future years.

Interest and other expense, net

Interest and other expense, net increased $4.2 million to $15.5 million for the three months ended March 31, 2015 from $11.3 million for the same period in 2014. The increase is mainly due to higher average principal amount of long-term debt outstanding resulting from the issuance in March 2014 of $500.0 million aggregate principal 4.75% Senior Notes. Refer to Note 6 — Debt in the notes to the unaudited consolidated financial statements for more information related to the Company's Credit Agreement and Senior Notes.

Income Taxes

The Company recognized income tax expense of $43.9 million for the three months ended March 31, 2015, representing an effective tax rate of 30.6%, as compared to $28.1 million, representing an effective tax rate of 26.7%, for the same period in 2014. The increases in tax expense and the effective tax rate during the period ended March 31, 2015 were mainly due to higher taxable income as a result of new customer implementations as well as the acquisition of Salveo.

Segment Analysis

The Company reports in two operating segments: PBM and HCIT. The Company evaluates segment performance based on revenue and gross profit. Below is a reconciliation of the Company’s business segments to the unaudited consolidated financial statements.

Three months ended March 31, 2015 as compared to the three months ended March 31, 2014 (in thousands)

	PBM		HCIT		Consolidated
	2015	2014	2015	2014	2015	2014
Revenue	$5,941,613	$4,878,375	$37,647	$36,104	$5,979,260	$4,914,479
Cost of revenue	5,583,964	4,583,284	16,542	16,533	5,600,506	4,599,817
Gross profit	$357,649	$295,091	$21,105	$19,571	$378,754	$314,662
Gross profit %	6.0%	6.0%	56.1%	54.2%	6.3%	6.4%

PBM

PBM revenue was $5.9 billion for the three months ended March 31, 2015, an increase of $1.1 billion, or 21.8%, as compared to the same period in 2014. PBM revenues increased primarily as a result of organic growth added through new customer implementations, including the continued implementation of the Cigna contract, growth in our BriovaRx specialty business and the addition of the Salveo specialty business.

PBM cost of revenue was $5.6 billion for the three months ended March 31, 2015, as compared to $4.6 billion for the same period in 2014. Cost of revenue has increased in line with the increase in PBM revenue. Cost of revenue in the PBM segment is predominantly comprised of the cost of prescription drugs from retail network transactions and the cost of prescriptions dispensed at the Company's mail and specialty pharmacies.

PBM gross profit increased $62.6 million or 21.2% to $357.6 million for the three months ended March 31, 2015, as compared to $295.1 million for the same period in 2014. The increase is mostly due to the successful implementation of new customer contracts in 2015 which includes the continued implementation of the Cigna contract. PBM gross profit percentage was 6.0% for the three months ended March 31, 2015 and 2014, respectively.

HCIT

HCIT revenue increased $1.5 million, or 4.3%, to $37.6 million for the three months ended March 31, 2015, as compared to $36.1 million for the same period in 2014 mostly due to an increase in transaction revenue. HCIT cost of revenue was relatively flat at $16.5 million for the three months ended March 31, 2015 and 2014. The Company's HCIT costs do not always correlate with changes in revenue. Most of the increased revenue for the three months ended March 31, 2015 were related to transaction processing, which often do not incur cost increases when volumes rise due to the scalability of the Company's systems.

Gross profit increased by $1.5 million, or 7.8%, to $21.1 million for the three months ended March 31, 2015, as compared to $19.6 million for the same period in 2014. The gross profit percentage was 56.1% for the three months ended March 31, 2015, as compared to 54.2% for the three months ended March 31, 2014. The increase in gross profit was mainly attributable to an increase in revenue as described above.

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

Below is a reconciliation of the Company's reported net income to EBITDA for the three months ended March 31, 2015 and 2014.

EBITDA Reconciliation	Three Months Ended March 31,
(in thousands)	2015	2014
	(unaudited)
Net income attributable to the Company (GAAP)	$86,693	$63,445
Add:
Depreciation of property and equipment	16,789	13,359
Amortization of intangible assets	52,619	54,986
Interest and other expense, net	15,495	11,336
Income tax expense	43,911	28,108
Adjustments related to non-controlling interest	(542)	(384)
EBITDA	$214,965	$170,850

EBITDA for the three months ended March 31, 2015 was $215.0 million, compared to $170.9 million for the same period of 2014. The increase as compared to the same period in 2014 is mainly due to increased net income attributable to the Company as a result of increased revenue driven by new customer contract implementations during 2015 as well as the Salveo book of business. This was partially offset by increased costs incurred to support the Company's growth and costs incurred related to the UnitedHealth Group Acquisition and the Healthcare Solutions acquisition.

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

Below is a reconciliation of the Company's reported net income to Adjusted EPS for the three months ended March 31, 2015 and 2014.

Adjusted EPS Reconciliation
(in thousands, except per share data)
	Three Months Ended March 31,
	2015		2014
	Operational Results	Per Diluted Share	Operational Results	Per Diluted Share
	(unaudited)
Net income attributable to the Company (GAAP)	$86,693	$0.42	$63,445	$0.31
Amortization of intangible assets	52,619	0.25	54,986	0.26
Tax effect of reconciling item	(16,101)	(0.08)	(14,681)	(0.07)
Non-GAAP net income attributable to the Company	$123,211	$0.59	$103,750	$0.50

Adjusted EPS for the three months ended March 31, 2015 was $0.59, as compared to $0.50 in the corresponding period of 2014. The increase during the three months ended March 31, 2015, as compared to the same period in 2014 is mainly due to increased gross profit as a result of organic growth as discussed above as well as the Salveo book of business, and was partially offset by increased costs incurred to support the Company's business growth and costs incurred related to the pending UnitedHealth Group Acquisition and the Healthcare Solutions acquisition.

Liquidity and Capital Resources
The Company’s sources of liquidity have primarily been cash provided by operating activities, proceeds from its public offerings, proceeds from credit facilities and stock option exercises. As of March 31, 2015, under its Credit Agreement, the Company had approximately $937.5 million of outstanding debt under the Term Loan Facility and approximately $800.0 million of available borrowing capacity under the Revolving Facility. In March 2014, the Company issued $500.0 million aggregate principal amount of 4.75% Senior Notes due March 2021. Due to the outstanding borrowings under the Credit Agreement and the Senior Notes, the Company will continue to incur significant interest expense and expects this expense and the related principal payments to continue for the remainder of 2015 and throughout the remaining term of the debt agreements. Refer to Note 6 — Debt in the notes to the unaudited consolidated financial statements for more information regarding the Credit Agreement and the Senior Notes.

At March 31, 2015 and December 31, 2014, the Company had cash and cash equivalents totaling $865.2 million and $1.0 billion, respectively. The Company believes that its cash on hand, together with cash generated from operating activities and cash available through the Revolving Facility, will be sufficient to support planned operations for the foreseeable future and service our outstanding debt obligations. At March 31, 2015, cash and cash equivalents consisted of cash on hand, deposits in banks, and bank term deposits with original maturities of 90 days or less.

As of March 31, 2015, all of the Company’s cash and cash equivalents were exposed to market risks, primarily changes in U.S. interest rates. Declines in interest rates over time would reduce interest income related to these balances.

Consolidated Balance Sheets

Selected balance sheet highlights at March 31, 2015 are as follows:

•
Accounts receivable are comprised of trade accounts receivable primarily from the PBM segment's customers. Accounts receivable increased $0.1 billion to $1.4 billion at March 31, 2015, from $1.3 billion at December 31, 2014. The accounts receivable balance increased mainly due to an increase in revenue in Q1 2015 compared to Q4 2014 driven mainly by organic growth as well as the acquisition of Salveo.The accounts receivable balance is impacted by changes in revenues, as well as the timing of collections, and is continually monitored by the Company to ensure timely collections and to assess the need for any changes to the allowance for doubtful accounts.

•
Rebates receivable of $836.1 million at March 31, 2015 relate to billed and unbilled PBM receivables from pharmaceutical manufacturers and third party administrators in connection with the administration of the rebate program where the Company is the principal contracting party. The receivable and related payable are based on estimates that are subject to final settlement. Rebates receivable decreased $27.7 million from $863.8 million at December 31, 2014 due to a decrease in the rebate eligible claims processed in the first quarter of 2015 as well as timing of receipts from pharmaceutical manufacturers and third party administrators. The Company does not process rebates for all customers, and accordingly the rebates payable balance does not always fluctuate proportionately with changes in revenues and prescription claim volumes.

•
Other assets are mostly comprised of prepaid assets, inventory and deferred tax assets. Other assets remain relatively unchanged at $214.3 million at March 31, 2015 compared to $219.4 million at December 31, 2014.

•
Accounts payable predominantly relates to amounts owed to retail pharmacies for prescription drug costs and dispensing fees in connection with prescriptions dispensed by the retail pharmacies to the members of the Company’s customers when the Company is the principal contracting party with the pharmacy. Accounts payable increased $100.6 million to $1.1 billion, from $967.8 million at December 31, 2014, primarily due to the timing of payments made for purchases from the Company's suppliers as well as payments made to participating pharmacies in the Company's retail pharmacy network.

•
Rebates payable represents amounts owed to customers for rebates from pharmaceutical manufacturers and third party administrators where the Company administers the rebate program on the customer’s behalf, and the Company is the principal contracting party. The payable is based on estimates that are subject to final settlement. Rebates payable decreased $12.1 million to $955.6 million from $967.7 million at December 31, 2014, due to timing of payments. Similar to the change in rebates receivable, the Company does not process rebates for all customers, and accordingly the rebates payable balance does not always fluctuate proportionately with changes in revenues and prescription claim volumes.

•
Accrued liabilities are mainly comprised of customer deposits, salaries and wages payables and other accrued liabilities related to operating expenses of the Company. Accrued liabilities decreased by $54.8 million to $272.4 million at March 31, 2015 from $327.2 million at December 31, 2014. The decrease was primarily attributable to the timing of payments for the Company's annual incentive compensation plans, offset in part by additional liabilities of Salveo and increased expenses due to general growth of the Company.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$146,682	$135,676
Investing activities	(270,808)	(14,808)
Financing activities	(22,671)	176,554
Effect of foreign exchange on cash balances	46	52
Change in cash and cash equivalents	$(146,751)	$297,474

Cash flows from operating activities
For the three months ended March 31, 2015, the Company generated $146.7 million of cash from operating activities, an increase of $11.0 million, as compared to the amount of cash provided from operations for the same period in 2014. Cash from operating activities increased during the three months ended March 31, 2015, as compared to the same period in 2014 due to an increase in net income of $22.2 million, a net cash inflow of $89.7 million due to the timing of receipts on the Company's outstanding accounts receivable as well as a net cash inflow of $16.8 million due to the timing of receipts and payments associated with the Company's rebate program. These increases were offset in part by a net cash outflow of $152.3 million due to the timing of payments on the Company's accounts payable and accrued expenses balances.
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
Cash flows from investing activities

For the three months ended March 31, 2015, the Company used $270.8 million of cash for investing activities, an increase of $256.0 million, as compared to $14.8 million of cash used during the three months ended March 31, 2014. This increase was mainly attributable to the Salveo acquisition and was offset slightly by a decrease in the purchases of property and equipment during the three months ended March 31, 2015, as compared to the same period in 2014.
Cash flows from financing activities

For the three months ended March 31, 2015, the Company used $22.7 million of cash for financing activities, a decrease of $199.2 million, as compared to $176.6 million in cash generated from financing activities during the three months ended March 31, 2014. This decrease is attributable to the Company's issuance of $500.0 million aggregate principal amount of the Senior Notes, which was partially offset by repaying $300.0 million of the Company's outstanding borrowings under the Revolving Facility during the three months ended March 31, 2014.

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

Subsequent to the end of the Company's current reporting period, on April 8, 2015, the Company completed the acquisition of Healthcare Solutions, a PBM operating in the workers' compensation space, for $405.0 million in cash, subject to customary post-closing adjustments. The purchase price was funded from Catamaran's existing cash balance.

On January 2, 2015, the Company completed the acquisition of all of the outstanding equity interests of Salveo, an independent specialty pharmacy platform with pharmacy locations in New York and California, for a purchase price of $260.0 million in cash, subject to certain customary post-closing adjustments. The purchase price was funded from Catamaran's existing cash balance.

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

Contractual Obligations

For the three months ended March 31, 2015, there have been no significant changes to the Company’s contractual obligations as disclosed in its 2014 Annual Report on Form 10-K other than as disclosed below with respect to the required principal payments under the Credit Agreement and required principal and interest payments under the Senior Notes.

	Payments due by period (in millions)
	Total	Less than one year	1-3 years	4-5 years	More than 5 years
Credit Agreement*	$937.5	$87.5	$225.0	$625.0	$—
Senior Notes**	$642.5	$23.8	$47.5	$47.5	$523.7

*The commitment amounts are exclusive of interest payments. Currently, the Company's long-term debt obligations carry an annual interest rate of 2.14% on $500.0 million, which has been fixed through the Company's interest rate swap agreements, and 1.81% on the remaining $437.5 million of its long-term debt obligations. The interest rate applicable to the Company's long-term debt may fluctuate in the future based on changes in the LIBOR rate. See Note 6 — Debt for further information on the terms of the Company's long-term debt obligations.

** Amounts reported include interest payments on the $500.0 million aggregate principal amount of the Senior Notes which carry an interest rate of 4.75%. Interest payments are due semi-annually on March 15 and September 15 of each year. See Note 6 — Debt for further information on the terms of the Company's long-term debt obligations.

Outstanding Securities

As of April 30, 2015, the Company had 208,012,259 common shares outstanding, 1,802,297 stock options outstanding, and 2,402,294 RSUs outstanding. The options are exercisable on a one-for-one basis into common shares. The outstanding RSUs are subject to time-based and performance-based vesting restrictions. The number of outstanding RSUs as of April 30, 2015 assumes the associated performance targets will be met at the maximum level for the performance-based RSUs. Upon vesting, the RSUs convert into common shares on a one-for-one basis.

Critical Accounting Policies and Estimates

Refer to Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates in the 2014 Annual Report on Form 10-K for a discussion of the Company’s critical accounting policies and estimates.

Recent Accounting Standards

Refer to Note 3 — Recent Accounting Pronouncements in the notes to the unaudited consolidated financial statements for information on recent updates to accounting guidance that the Company has assessed for any impact to the Company's financial statements.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk in the normal course of its business operations, primarily the risk of loss arising from adverse changes in interest rates. In addition, the Company is subject to interest rate risk related to approximately $437.5 million of the $937.5 million drawn under the Credit Agreement, as of March 31, 2015, as $500.0 million is not impacted due to the interest rate swap agreements the Company maintains which fix the interest rate on that portion of the Term Loan Facility. See Note 11 — Financial Instruments to the Company's unaudited consolidated financial statements included herein for additional information regarding the Company's interest rate swap agreements. As of March 31, 2015, assuming a hypothetical 1% fluctuation in the interest rate of the loan, the Company's pre-tax income would vary by approximately $4.4 million on an annual basis. Actual increases or decreases in earnings in the future could differ materially from this assumption based on the timing and amount of both interest rate changes and the levels of cash held by the Company. The interest rates applicable to borrowings under the Credit Agreement are based on a LIBOR-based floating rate and are described in more detail in Note 6 — Debt to the Company's unaudited consolidated financial statements included herein.

The Company is also subject to foreign exchange rate risk related to its operations in Canada, as disclosed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk - Foreign Exchange Rate Risk in the 2014 Annual Report on Form 10-K. In the three months ended March 31, 2015, there have been no material changes in the Company's foreign exchange rate risk as disclosed in its 2014 Annual Report on Form 10-K.

ITEM 4.	Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015 (the “Evaluation Date”), which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, as of the Evaluation Date, the design and operation of such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and were effective to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act was accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the three month period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

For information on legal proceedings, refer to Note 10 —Commitments and Contingencies in the notes to the unaudited consolidated financial statements.

ITEM 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2014 includes a detailed discussion of certain material risk factors facing us. The information presented below describes updates and additions to such risk factors in the three months ended March 31, 2015 and should be read in conjunction with the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

The proposed Acquisition may not be completed within the expected timeframe, or at all, and the failure to complete the proposed Acquisition could adversely affect our business and the market price of our common stock.
On March 29, 2015, the Company entered into an Arrangement Agreement with UnitedHealth Group Incorporated. The Arrangement Agreement provides, among other things, that UnitedHealth Group will acquire all of the issued and outstanding common shares of the Company, resulting in the Company becoming an indirect, wholly owned subsidiary of UnitedHealth Group. Each holder of common shares of the Company immediately prior to the consummation of the Acquisition who has not validly exercised dissenter rights will be entitled to an amount in cash equal to $61.50 per share.
The Arrangement Agreement is an executory contract subject to closing conditions beyond our control, and there is no guarantee that these conditions will be satisfied in a timely manner, or at all. The completion of the Acquisition is subject to the satisfaction or waiver of a number of conditions, including, among others, (i) approval by a Yukon Territory, Canada court of the Acquisition pursuant to the Yukon corporate statute, (ii) approval by the Company’s shareholders of a resolution approving the Plan of Arrangement, the Arrangement Agreement and the arrangement (or such other vote as the Yukon court may require), (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, and applicable approvals under the Canadian Competition Act, the Investment Canada Act, (iv) the absence of any judgment, order, award, injunction or decree that would restrain, enjoin or otherwise prohibit the Acquisition and (v) subject to materiality exceptions, the accuracy of the representations and warranties made by each party and compliance by each party in all material respects with their respective obligations under the Arrangement Agreement. The satisfaction of all of the required closing conditions is subject to a number of factors, many of which are outside of our control, and which could delay the completion of the Acquisition for a signification period of time or prevent the Acquisition from occurring.
In addition, if the Acquisition is not completed by December 29, 2015 (subject to certain limited extension rights), either UnitedHealth Group or the Company may choose not to proceed with the Acquisition. If any of the conditions to the proposed Acquisition are not satisfied (or waived by the other party), the Acquisition may not be completed. In addition, the Arrangement Agreement may be terminated under certain specified circumstances, including for the Company to enter into an alternative transaction agreement with respect to a "superior proposal", as defined in the Arrangement Agreement. Failure to complete the Acquisition could adversely affect our business, results of operations and the market price of our common stock in a number of ways, including the following:

•
if the Acquisition is not completed, and there are no other parties willing and able to acquire the Company at a price of $61.50 per share or higher on terms acceptable to us, our stock price will likely decline as our stock has recently traded at prices based on the proposed per share consideration for the Acquisition;

•
we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Acquisition, for which we will receive little or no benefit if the Acquisition is not completed. Many of these fees and costs will be payable by us even if the Acquisition is not completed and may relate to activities that we would not have undertaken other than to complete the Acquisition;

•	a failed Acquisition may result in negative publicity and a negative impression of us in the investment community; and

•	upon termination of the Arrangement Agreement by the Company or UnitedHealth Group under specified circumstances, we would be required to pay a termination fee of $450 million.

The occurrence of any of these events, individually or in combination, could have a material adverse effect on our results of operations and our stock price.
The announcement and pendency of the proposed Acquisition could adversely affect our business, financial condition and results of operations.
The announcement and pendency of the proposed Acquisition could cause disruptions in and create uncertainty surrounding our business, which could have an adverse effect on our business, financial condition and results and operations, regardless of whether the Acquisition is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Acquisition:

•
our employees may experience uncertainty about their post-Acquisition roles with UnitedHealth Group, which in turn may materially adversely affect the ability of the Company to attract, retain and motivate key personnel. In addition, key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with UnitedHealth Group following the combination of the two companies;

•	diversion of attention from ongoing operations on the part of management and employees;

•	difficulties maintaining relationships with customers and other business partners;

•	difficulties in attracting new customers or retaining existing customers in the manner anticipated;

•
customers and strategic partners may delay or defer decisions to use the Company’s services, which could adversely affect our revenues and earnings, as well as the market price of our common shares, regardless of whether the proposed Acquisition is completed;

•
the inability to pursue alternative business opportunities, including strategic acquisitions, or make appropriate changes to our business because of requirements in the Arrangement Agreement that we conduct our business in the ordinary course of business consistent with past practice and not engage in certain kinds of transactions prior to the completion of the proposed Acquisition; and

•	litigation relating to the Acquisition and the costs related thereto.

Legal proceedings in connection with the proposed Acquisition, the outcomes of which are uncertain, could delay or prevent the completion of the Acquisition.
In April 2015, four purported shareholders of the Company filed four putative class action complaints in the Circuit Court of Cook County, Illinois, each on behalf of a purported class of shareholders. Each of the lawsuits names the Company, each of the Company's directors and UnitedHealth Group as defendants. The lawsuits allege, among other things, the Company’s directors breached their fiduciary duties by failing to take steps to ensure that the putative class members will obtain adequate and fair consideration under the circumstances. The lawsuits allege that UnitedHealth Group aided and abetted our directors’ breach of fiduciary duties. Based on these allegations, the lawsuits seek, among other relief, injunctive relief enjoining the proposed Acquisition or, in the alternative, damages in the event the Acquisition is consummated. These lawsuits are in a preliminary stage.

One of the conditions to the closing of the Acquisition is that no court or other governmental entity of competent jurisdiction has issued or entered any judgment, order, award, injunction or decree (whether temporary, preliminary or permanent) that is in effect and that restrains, enjoins or otherwise prohibits the consummation of the proposed Acquisition. As such, if the plaintiffs are successful in obtaining an injunction prohibiting the consummation of the proposed Acquisition on the agreed upon terms, then such injunction may prevent the Acquisition from being completed within the expected timeframe, or at all.
ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.    Exhibits

Exhibit Number	Description of Document	Reference

2.1	Arrangement Agreement, dated as of March 29, 2015, by and among Catamaran Corporation, UnitedHealth Group Incorporated and 1031387 B.C. Unlimited Limited Liability Company	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 30, 2015

10.1*	Amendment No. 4 to the Catamaran Corporation 2007 Employee Stock Purchase Plan, dated March 29, 2015	Filed herewith.

10.2
Amendment No. 5 to Credit Agreement, dated as of April 1, 2015, among Catamaran Corporation (f/k/a SXC Health Solutions Corp.), JPMorgan Chase Bank, N.A., individually and as administrative agent, and the other financial institutions signatory thereto

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, (v) the Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2015 and 2014, and (vi) the notes to the Unaudited Consolidated Financial Statements.
Filed herewith.

*	Indicates management contract or compensatory plan

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Catamaran Corporation
May 1, 2015	By:	/s/ Michael Shapiro
Michael Shapiro
Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document	Reference

2.1	Arrangement Agreement, dated as of March 29, 2015, by and among Catamaran Corporation, UnitedHealth Group Incorporated and 1031387 B.C. Unlimited Limited Liability Company	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 30, 2015

10.1*	Amendment No. 4 to the Catamaran Corporation 2007 Employee Stock Purchase Plan, dated March 29, 2015	Filed herewith.

10.2
Amendment No. 5 to Credit Agreement, dated as of April 1, 2015, among Catamaran Corporation (f/k/a SXC Health Solutions Corp.), JPMorgan Chase Bank, N.A., individually and as administrative agent, and the other financial institutions signatory thereto

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, (v) the Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2015 and 2014, and (vi) the notes to the Unaudited Consolidated Financial Statements.
Filed herewith.

*	Indicates management contract or compensatory plan